Form 10-K
ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO; SOUTHERN CO
filed 1995-03-27
CIK 3153, 41091, 44545, 66904, 86940, 92122

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                             FORM 10-K

                         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Fiscal Year Ended December 31, 1994
                                                 OR
                     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the Transition Period from   to
                                ---------------------------------------

Commission                         Registrant, State of Incorporation,              I.R.S. Employer
File Number                          Address and Telephone Number                  Identification No.
-----------                        ----------------------------------              ------------------
1-3526                              The Southern Company                                 58-0690070
                                    (A Delaware Corporation)
                                    64 Perimeter Center East
                                    Atlanta, Georgia 30346
                                    (404) 393-0650

1-3164                              Alabama Power Company                                63-0004250
                                    (An Alabama Corporation)
                                    600 North 18th Street
                                    Birmingham, Alabama 35291
                                    (205) 250-1000

1-6468                              Georgia Power Company                                58-0257110
                                    (A Georgia Corporation)
                                    333 Piedmont Avenue, N.E.
                                    Atlanta, Georgia 30308
                                    (404) 526-6526

0-2429                              Gulf Power Company                                   59-0276810
                                    (A Maine Corporation)
                                    500 Bayfront Parkway
                                    Pensacola, Florida 32501
                                    (904) 444-6111

0-6849                              Mississippi Power Company                            64-0205820
                                    (A Mississippi Corporation)
                                    2992 West Beach
                                    Gulfport, Mississippi 39501
                                    (601) 864-1211

1-5072                              Savannah Electric and Power Company                  58-0418070
                                    (A Georgia Corporation)
                                    600 Bay Street, East
                                    Savannah, Georgia 31401
                                    (912) 232-7171




     Securities registered pursuant to Section 12(b) of the Act:

Each of the following securities registered pursuant to Section 12(b) of the Act are registered on the New York Stock Exchange.

Title of each class                                               Registrant
Common Stock, $5 par value                                        The Southern Company

                                   ---------------------------

Class A preferred, cumulative, $25 stated capital                 Alabama Power Company
7.60% (First 1992 Series)                                         6.80% Series
7.60% (Second 1992 Series)                                        6.40% Series
Adjustable Rate (1993 Series)

First mortgage bonds
9 1/4% Series due 2021

                                   ---------------------------

Preferred stock, cumulative, $100 stated value                    Georgia Power Company
$7.72 Series                                                      $7.80 Series

Class A preferred, cumulative, $25 stated value
$2.125 Series                                                     $1.9375 Series
$1.90 Series                                                      Adjustable Rate (First 1993 Series)
$1.9875 Series                                                    Adjustable Rate (Second 1993 Series)
$1.925 Series

Preferred securities,  cumulative,  $25 liquidation preference (Note)
9% Monthly Income Preferred Security, Series A

First mortgage bonds
6 1/8% Series due 1999                                            6 7/8% Series due 2002

                                   ---------------------------


Preferred stock, cumulative, $100 par value                       Mississippi Power Company
Depositary Preferred Shares, each representing one-fourth of a share of:
7.25% Series      6.32% Series                                    6.65% Series

                                   ---------------------------


Preferred stock, cumulative, $25 par value                        Savannah Electric and Power Company
6.64% Series

(Note) Issued by Georgia Power Capital, L.P., and unconditionally  guaranteed by
       Georgia Power Company.


     Securities registered pursuant to Section 12(g) of the Act:


Title of each class                                               Registrant

Preferred stock, cumulative, $100 par value                       Alabama Power Company
4.20% Series        4.60% Series               4.72% Series       5.96% Series
4.52% Series        4.64% Series               4.92% Series       6.88% Series


Class A preferred, cumulative, $100,000 stated capital
Auction (1993 Series)

Class A preferred, cumulative, $100 stated capital
Auction (1988 Series)

                                   ---------------------------


Preferred stock, cumulative, $100 stated value                    Georgia Power Company
$4.60 Series        $4.60 Series (1964)        $4.96 Series       $6.48 Series
$4.60 Series (1962) $4.72 Series               $5.00 Series       $6.60 Series
$4.60 Series (1963)  4.92 Series               $5.64 Series

                                   ---------------------------



Preferred stock, cumulative, $100 par value                       Gulf Power Company
4.64% Series        5.44% Series                                  7.88% Series
5.16% Series        7.52% Series

Class A preferred, cumulative, $10 par, $25 stated capital
7.00% Series        7.30% Series                                  6.72% Series
Adjustable Rate (1993 Series)


                                   ---------------------------



Preferred stock, cumulative, $100 par value                       Mississippi Power Company
4.40% Series        4.60% Series               4.72% Series       7.00% Series


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of voting stock held by non-affiliates of The Southern Company at February 28, 1995: $13.7 billion. Each of such other registrants are wholly-owned subsidiaries of The Southern Company and have no voting stock other than their common stock. A description of registrants' common stock follows:


                                             Description of                 Shares Outstanding
Registrant                                   Common Stock                  at February 28, 1995
The Southern Company                         Par Value $5 Per Share              661,856,138
Alabama Power Company                        Par Value $40 Per Share               5,608,955
Georgia Power Company                        No Par Value                          7,761,500
Gulf Power Company                           No Par Value                            992,717
Mississippi Power Company                    Without Par Value                     1,121,000
Savannah Electric and Power Company          Par Value $5 Per Share               10,844,635

     Documents incorporated by reference: specified portions of The Southern Company's Proxy Statement relating to the 1995 Annual Meeting of Stockholders are incorporated by reference into PART III.


     This combined Form 10-K is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company and Savannah Electric and Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

                                         Table of Contents

                                                                                                                       Page
               PART I

Item 1         Business-

                  The SOUTHERN System..................................................................................  I-1
                  New Business Development.............................................................................  I-2
                  Certain Factors Affecting the Industry...............................................................  I-3
                  Construction Programs................................................................................  I-3
                  Financing Programs...................................................................................  I-4
                  Fuel Supply..........................................................................................  I-7
                  Territory Served.....................................................................................  I-8
                  Competition..........................................................................................  I-12
                  Regulation...........................................................................................  I-13
                  Rate Matters.........................................................................................  I-16
                  Employee Relations...................................................................................  I-16
Item 2          Properties.............................................................................................  I-18
Item 3          Legal Proceedings......................................................................................  I-23
Item 4          Submission of Matters to a Vote of Security Holders....................................................  I-25
                Executive Officers of SOUTHERN.........................................................................  I-26

                PART II

Item 5          Market for Registrants' Common Equity and Related Stockholder Matters..................................  II-1
Item 6          Selected Financial Data................................................................................  II-2
Item 7          Management's Discussion and Analysis of Results of Operations
                  and Financial Condition..............................................................................  II-2
Item 8          Financial Statements and Supplementary Data............................................................  II-3
Item 9          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................................................................  II-4

                PART III

Item 10         Directors and Executive Officers of the Registrants...................................................   III-1
Item 11         Executive Compensation................................................................................   III-13
Item 12         Security Ownership of Certain Beneficial Owners and
                  Management..........................................................................................   III-30
Item 13         Certain Relationships and Related Transactions........................................................   III-36

                PART IV

Item 14         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.........................................................................................   IV-1


                                  DEFINITIONS

              When used in Items 1 through 5 and Items 10 through 14, the following terms will have the meanings indicated. Other defined terms specific only to Item 11 are found on page III-13.


              Term                                                             Meaning
              AEC...........................................       Alabama Electric Cooperative, Inc.
              AFUDC ........................................       Allowance for Funds Used During Construction
              ALABAMA.......................................       Alabama Power Company
              Alicura.......................................       Hidroelectrica Alicura, S.A. (Argentina)
              AMEA .........................................       Alabama Municipal Electric Authority
              Clean Air Act ................................       Clean Air Act Amendments of 1990
              Communications................................       Southern Communications Services, Inc.
              Dalton .......................................       City of Dalton, Georgia
              DOE ..........................................       United States Department of Energy
              Edelnor.......................................       Empressa, Electrica del Norte Grande, S.A. (Chile)
              Energy Act....................................       Energy Policy Act of 1992
              EMF...........................................       Electromagnetic field
              EPA ..........................................       United States Environmental Protection Agency
              FERC .........................................       Federal Energy Regulatory Commission
              FPC ..........................................       Florida Power Corporation
              FP&L .........................................       Florida Power & Light Company
              Freeport......................................       Freeport Power Company (Bahamas)
              GEORGIA ......................................       Georgia Power Company
              GULF .........................................       Gulf Power Company
              Gulf States ..................................       Gulf States Utilities Company
              Holding Company Act ..........................       Public Utility Holding Company Act of 1935, as amended
              IBEW .........................................       International Brotherhood of Electrical Workers
              IRS...........................................       Internal Revenue Service
              JEA ..........................................       Jacksonville Electric Authority
              MEAG .........................................       Municipal Electric Authority of Georgia
              MISSISSIPPI ..................................       Mississippi Power Company
              NRC  .........................................       Nuclear Regulatory Commission
              OPC ..........................................       Oglethorpe Power Corporation
              operating affiliates..........................       ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
              PSC ..........................................       Public Service Commission
              REA ..........................................       Rural Electrification Administration
              RICO..........................................       Racketeer Influenced and Corrupt Organizations Act
              SAVANNAH .....................................       Savannah Electric and Power Company
              SCS ..........................................       Southern Company Services, Inc.
              SDIG..........................................       The Southern Development and Investment Group, Inc.
              SEC ..........................................       Securities and Exchange Commission
              SEGCO ........................................       Southern Electric Generating Company
              SEI ..........................................       Southern Electric International, Inc.
              SEPA .........................................       Southeastern Power Administration
              SERC .........................................       Southeastern Electric Reliability Council
              SMEPA ........................................       South Mississippi Electric Power Association
              SOUTHERN......................................       The Southern Company
              Southern Nuclear..............................       Southern Nuclear Operating Company, Inc.
              SOUTHERN system...............................       SOUTHERN, the operating affiliates, SEGCO, SEI
                                                                   Southern Nuclear, SCS, Communications, SDIG and
                             ...............................       other subsidiaries
              T & TEC.......................................       Trinidad and Tobago Electricity Commission
              TVA...........................................       Tennessee Valley Authority

                                     PART I

Item 1.  BUSINESS

    SOUTHERN was incorporated under the laws of Delaware on November 9, 1945. SOUTHERN is domesticated under the laws of Georgia and is qualified to do business as a foreign corporation under the laws of Alabama. SOUTHERN owns all the outstanding common stock of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, each of which is an operating public utility company. ALABAMA and GEORGIA each own 50% of the outstanding common stock of SEGCO. The operating affiliates supply electric service in the states of Alabama, Georgia, Florida, Mississippi and Georgia, respectively, and SEGCO owns generating units at a large electric generating station which supplies power to ALABAMA and GEORGIA. More particular information relating to each of the operating affiliates is as follows:

      ALABAMA is a corporation organized under the laws of the State of Alabama on November 10, 1927, by the consolidation of a predecessor Alabama Power Company, Gulf Electric Company and Houston Power Company. The predecessor Alabama Power Company had had a continuous existence since its incorporation in 1906.

      GEORGIA was incorporated under the laws of the State of Georgia on June 26, 1930, and admitted to do business in Alabama on September 15, 1948.

      GULF is a corporation which was organized under the laws of the State of Maine on November 2, 1925, and admitted to do business in Florida on January 15, 1926, in Mississippi on October 25, 1976 and in Georgia on November 20, 1984.

      MISSISSIPPI was incorporated under the laws of the State of Mississippi on July 12, 1972, was admitted to do business in Alabama on November 28, 1972, and effective December 21, 1972, by the merger into it of the predecessor Mississippi Power Company, succeeded to the business and properties of the latter company. The predecessor Mississippi Power Company was incorporated under the laws of the State of Maine on November 24, 1924, and was admitted to do business in Mississippi on December 23, 1924, and in Alabama on December 7, 1962.

      SAVANNAH is a corporation existing under the laws of the State of Georgia; its charter was granted by the Secretary of State on August 5, 1921.

    SOUTHERN also owns all the outstanding common stock of SEI, Communications, Southern Nuclear, SCS (the system service company), SDIG and various other subsidiaries related to foreign operations and domestic non-utility operations (see Exhibit 21 herein). At this time, the operations of the other subsidiaries are not material. SEI designs, builds, owns and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. A further description of SEI's business and organization follows later in this section. Communications, beginning in mid-1995, will provide digital wireless communications services -- over the 800-megahertz frequency band -- to SOUTHERN's subsidiaries and also will market these services to the public within the Southeast. Southern Nuclear provides services to the Southern electric system's nuclear plants. SDIG develops new business opportunities related to energy products and services.

    SEGCO owns electric generating units with an aggregate capacity of 1,019,680 kilowatts at Plant Gaston on the Coosa River near Wilsonville, Alabama, and ALABAMA and GEORGIA are each entitled to one-half of SEGCO's capacity and energy. ALABAMA acts as SEGCO's agent in the operation of SEGCO's units and furnishes coal to SEGCO as fuel for its units. SEGCO also owns three 230,000 volt transmission lines extending from Plant Gaston to the Georgia state line at which point connection is made with the GEORGIA transmission line system.

The SOUTHERN System

The transmission facilities of each of the operating affiliates and SEGCO are connected to the respective company's own generating plants and other sources of power and are interconnected with the transmission facilities of the other operating affiliates and SEGCO by means of heavy-duty high voltage lines. (In the case of GEORGIA's integrated transmission system, see Item 1 - BUSINESS - "Territory Served" herein.)

    Operating contracts covering arrangements in effect with principal neighboring utility systems provide for capacity exchanges, capacity purchases and sales, transfers of economy energy and other similar transactions. Additionally, the operating affiliates have entered into voluntary reliability agreements with the subsidiaries of Entergy Corporation, Florida Electric Power Coordinating Group and TVA and with Carolina Power & Light Company, Duke Power Company, South Carolina Electric & Gas Company and Virginia Electric and Power Company, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The operating affiliates have joined with other utilities in the Southeast (including those referred to above) to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the operating affiliates are represented on the National Electric Reliability Council.

    An intra-system interchange agreement provides for coordinating operations of the power producing facilities of the operating affiliates and SEGCO and the capacities available to such companies from non-affiliated sources and for the pooling of surplus energy available for interchange. Coordinated operation of the entire interconnected system is conducted through a central power supply coordination office maintained by SCS. The available sources of energy are allocated to the operating affiliates to provide the most economical sources of power consistent with good operation. The resulting benefits and savings are apportioned among the operating affiliates.

    SCS has contracted with SOUTHERN, each operating affiliate, SEI, various of the other subsidiaries, Southern Nuclear and SEGCO to furnish, at cost and upon request, the following services: general executive and advisory services, power pool operations, general engineering, design engineering, purchasing, accounting, finance and treasury, taxes, insurance and pensions, corporate, rates, budgeting, public relations, employee relations, systems and procedures and other services with respect to business and operations. SEI, SDIG and Communications have also secured from the operating affiliates certain services which are furnished at cost.

    Southern Nuclear has contracted with ALABAMA to operate its Farley Nuclear Plant, as authorized by amendments to the plant operating licenses. Southern Nuclear also has a contract to provide GEORGIA with technical and other services to support GEORGIA's operation of plants Hatch and Vogtle. Applications are now pending before the NRC for amendments to the Hatch and Vogtle operating licenses which would authorize Southern Nuclear to become the operator. See Item 1 - BUSINESS - "Regulation - Atomic Energy Act of 1954" herein.

New Business Development

SOUTHERN continues to consider new business opportunities, particularly those which allow use of the expertise and resources developed through its regulated utility experience. These endeavors began in 1981 and are conducted through SEI and other existing subsidiaries.

    SEI's primary business focus is international and domestic cogeneration, the independent power market, and the privatization and development of generation facilities in the international market. SEI currently operates three domestic independent power production projects totaling 280 megawatts and is one-third owner of one of these (which produces 180 megawatts). SEI (through subsidiaries) has a contract to sell electric energy to Virginia Electric and Power Company from a facility it is constructing in King George, Virginia. Upon completion, currently planned for 1996, SEI will operate the 220 megawatt coal-fired plant. SOUTHERN owns 50% of the project.

    In April 1993, SOUTHERN completed the purchase of a 50% interest in Freeport, an electric utility on the Island of Grand Bahama, for a purchase price of $35.5 million. Freeport has generating capacity of about 112 megawatts. In August 1993, SOUTHERN completed the purchase of a 55% interest in Alicura, an entity that owns the right to use the generation from a 1,000 megawatt hydroelectric generating facility in Argentina, for a net purchase price of approximately $188 million. In 1993, SOUTHERN completed the purchase of a 38% interest in Edelnor for the purchase price of $73 million. In December 1994, SOUTHERN purchased an additional 27% interest in Edelnor for $80 million. Edelnor is a utility located in Northern Chile that owns and operates a transmission grid and 96 megawatts of generating facilities and is building an additional 150 megawatt facility.

    Also in December 1994, SOUTHERN completed the acquisition of a 39% interest in a partnership that acquired the generation operations of the T&TEC, comprising approximately 1,178 megawatts of generating capacity for a purchase price of $85.6 million. Additionally, SOUTHERN purchased a 100% interest in an energy and recovery complex from Scott Paper Company for a purchase price of $350 million, which included the assumption of $85 million of outstanding tax-exempt debt. This complex is used to generate substantially all of the steam and electricity requirements of Scott's integrated pulp and paper mill located in Mobile, Alabama and has a generating capacity of 105 megawatts. Most of the facility's fuel needs are met from waste and by-products generated by Scott's pulping and woodlands operations.

    SEI and SDIG render consulting services and market SOUTHERN system expertise in the United States and throughout the world. They contract with other public utilities, commercial concerns and government agencies for the rendition of services and the licensing of intellectual property. In addition, SDIG engages in energy management-related services and activities.

     At year-end, the SEC authorized SOUTHERN to form a new subsidiary, Communications, and to invest up to $179 million in Communications. Communications has contracted with a prime vendor for the installation and construction of a wireless communications system in order to provide services to the general public, including SOUTHERN subsidiaries. The technology selected is new and still under development. Communications will be subject to both market and technology risks. It is anticipated that the operations of Communications, at least in its early years, will negatively affect earnings and cash flow. Furthermore, there can be no assurance that Communications will ultimately recover the cost of constructing its wireless communications system.

     These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, these activities also involve a higher degree of risk. SOUTHERN expects to make substantial investments over the period 1995-1997 in these and other new businesses.

Certain Factors Affecting the Industry

Various factors are currently affecting the electric utility industry in general, including increasing competition, costs required to comply with environmental regulations, and the potential for new business opportunities (with their associated risks) outside of traditional rate-regulated operations. The effects of these and other factors on the SOUTHERN system are described herein; particular reference is made to Item 1 - BUSINESS - "New Business Development,"- - "Competition" and -- "Environmental Regulation".

Construction Programs

The subsidiary companies of SOUTHERN are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Construction additions or acquisitions of property during 1995 through 1997 by the operating affiliates, SEGCO, SCS and Southern Nuclear are estimated as follows: (in millions)

===========================================================
                                  1995       1996      1997
                               ----------------------------
   ALABAMA                     $   604  $     500  $   502
   GEORGIA                         579        626      724
   GULF                             62         76       84
   MISSISSIPPI                      78         73       72
   SAVANNAH                         34         27       26
   SEGCO                            10         11       11
   SCS                              26         19       14
   Southern Nuclear                  2          2        1
----------------------------------------------------------
   SOUTHERN system*             $1,395     $1,267   $1,362
==========================================================

    *System totals for years 1996 and 1997 are less than the sum of the subsidiaries due to changes made in GEORGIA's construction budget subsequent to approval of the SOUTHERN system construction budget. However, GEORGIA's management has adopted an initiative to reduce its 1996 and 1997 construction expenditures by approximately 10% from currently estimated amounts. There can be no assurance that such reductions will be achieved.

    Reference is made to Note 4 to the financial statements of each registrant in Item 8 herein for the amounts of AFUDC included in the above estimates. The construction estimates do not include amounts which may be spent by Communications or SEI (or the subsidiary(s) created to effect such project(s)) on future power production projects or the projects discussed earlier under "New Business Development." (See also Item 1 - BUSINESS - "Financing Programs" herein.)
                                     I-3

Estimated construction costs in 1995 are expected to be apportioned approximately as follows: (in millions)

============================================================================================================================
                                   SOUTHERN
                                    system*        ALABAMA         GEORGIA          GULF        MISSISSIPPI        SAVANNAH
                                   -----------------------------------------------------------------------------------------

  Combustion turbines               $  135          $100            $ 35            $ -            $ -               $ -
   Other generating
      facilities including
      associated  plant substations    246            98              90             20             16                12
   New business                        323           134             155             14             13                 7
   Transmission                        214            91             105              2             15                 1
   Joint line and substation            30             -              28              1              1                 -
   Distribution                        155            77              41             11             18                 8
   Nuclear fuel                         99            40              59              -              -                 -
   General plant                       193            64              66             14             15                 6
                                    ----------------------------------------------------------------------------------------
                                    $1,395          $604            $579            $62            $78               $34
                                    ========================================================================================

 *SCS and Southern Nuclear plan capital additions to general plant in 1995 of $26 million and $2 million, respectively, while SEGCO plans capital additions of $10 million to generating facilities.

    The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing cost of labor, equipment and materials; and cost of capital. Also, the SOUTHERN system construction estimates do not reflect expenditures by Communications or the possibility of SEI securing a contract(s) to buy or build additional generating facilities.

    The operating affiliates do not have any baseload generating plants under construction. However, within the service area, the construction of combustion turbine peaking units with an aggregate capacity of approximately 1,100 megawatts is planned to be completed by 1997. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

     During 1991, the Georgia legislature passed legislation which requires GEORGIA and SAVANNAH each to file an Integrated Resource Plan for approval by the Georgia PSC. Under the plan rules, the Georgia PSC must pre-certify the construction of new power plants. (See Item 1 - BUSINESS - "Rate Matters -Integrated Resource Planning" herein.)

     See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein for information with respect to certain existing and proposed environmental requirements and Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for additional information concerning ALABAMA's and GEORGIA's joint ownership of certain generating units and related facilities with certain non-affiliated utilities.

Rocky Mountain Hydroelectric Project

For information regarding GEORGIA's Rocky Mountain Project, including a joint ownership agreement with OPC and the uncertain recovery of GEORGIA's costs in this project, reference is made to Note 4 to SOUTHERN's and to GEORGIA's financial statements in Item 8 herein.

Stockholder Suit

For information concerning a suit against certain current and former directors and officers of SOUTHERN involving allegations related to Plant Vogtle, the Rocky Mountain project and other matters, see Item 3 - LEGAL PROCEEDINGS herein.

Financing Programs

In early 1995, SOUTHERN sold - through a public offering - common stock for proceeds totaling approximately $103 million. SOUTHERN may require additional equity capital during the remainder of 1995. The amount and timing of additional equity capital to be raised in 1995, as well as subsequent years, will be contingent on SOUTHERN's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or SOUTHERN's stock plans. The operating affiliates' construction programs are expected to be financed primarily from internal sources. Short-term debt will be utilized if necessary. The operating affiliates may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and for redeeming higher-cost securities if market conditions permit.

    In order to issue first mortgage bonds and preferred stock, each of the operating affiliates must comply with earnings coverage requirements contained in its respective mortgage and charter. These provisions require, for the issuance of additional first mortgage bonds, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on first mortgage bonds and indebtedness secured by prior or equal ranking lien and, for the issuance of additional preferred stock, a minimum, after income tax, earnings coverage of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue. The ability to issue securities in the future will depend on coverages at that time. Currently each of the operating affiliates expect to have adequate coverage ratios for anticipated requirements through at least 1997.

    The amounts of securities representing short-term unsecured indebtedness allowable under the respective charters, and the maximum amounts of short-term indebtedness authorized by the appropriate regulatory authorities, are shown in the following table:

======================================================
          Short-term Unsecured Indebtedness
------------------------------------------------------
                      Allowable
                    Under Charter
                at December 31, 1994
                --------------------

                                       Percent of
                                        Secured
                                      Indebtedness
                                       and Other
                     Amount            Capital (2)
                   --------        -------------------
                  (Millions)
ALABAMA             $ 1,108                20%
GEORGIA               1,752                20
GULF                     89                10
MISSISSIPPI             146                20
SAVANNAH                 70                20
SOUTHERN                 (1)              (1)
------------------------------------------------------


======================================================
                   Short-term Indebtedness
------------------------------------------------------
                     Maximum Regulatory
                        Authorization
                        -------------

                                         Outstanding
                                            at
                       Amount        December 31, 1994
                       ------        -----------------
                             (Millions)
    ALABAMA            $530 (3)               $180
    GEORGIA             900 (3)                425
    GULF                150 (3)                 54
    MISSISSIPPI         140 (3)                  -
    SAVANNAH             70 (3)                  3
    SOUTHERN            500 (3)                305
------------------------------------------------------

Notes:

    (1)  No limitation.

    (2) Under the provisions of the respective charters, GEORGIA's, MISSISSIPPI's and SAVANNAH's preferred stockholders have approved increases in the amounts of securities representing short-term unsecured indebtedness which the companies may have outstanding until July 1 in 2003, 1999 and 1999, respectively. Such limitations were raised from 10% of secured indebtedness and other capital to 20% thereof. These approved increases are reflected in the above table.

    (3) ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SOUTHERN have received SEC authorization to issue from time to time short-term and/or term loan notes to banks and commercial paper to dealers in the amounts shown through March 31, 1996, except for GULF, which date is December 31, 1996.

    Reference is made to Note 5, 5, 8, 5, 5 and 5 to the financial statements for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, respectively, in
Item 8 herein for information regarding the registrants' credit arrangements.

Fuel Supply

The operating affiliates' and SEGCO's supply of electricity is derived predominantly from coal. The sources of generation for the years 1992 through 1994 and the estimates for 1995 are shown below:

                                                 Oil
                                                 and
   ALABAMA          Coal    Nuclear    Hydro     Gas    Total
                    -----------------------------------------
            1992      70%    21%         9%        *%   100%
            1993      70     22          8         *    100
            1994      68     23          9         *    100
            1995      74     19          7         *    100

   GEORGIA
            1992      76     21          3         *    100
            1993      77     20          3         *    100
            1994      75     22          3         *    100
            1995      76     21          2         1    100

   GULF
            1992     100     **          **        *    100
            1993      99     **          **        1    100
            1994     100     **          **        *    100
            1995     100     **          **        *    100

   MISSISSIPPI
            1992      91     **          **        9    100
            1993      90     **          **       10    100
            1994      85     **          **       15    100
            1995      83     **          **       17    100

   SAVANNAH
            1992      81     **          **       19    100
            1993      83     **          **       17    100
            1994      91     **          **        9    100
            1995      89     **          **       11    100

   SEGCO
            1992     100     **          **        *    100
            1993     100     **          **        *    100
            1994     100     **          **        *    100
            1995     100     **          **        *    100

   SOUTHERN
      system
            1992      77     17           5        1    100
            1993      78     17           4        1    100
            1994      75     19           5        1    100
            1995      78     17           4        1    100
-------------------------------------------------------------
 *Less than 0.5%
**Not applicable

    The average costs of fuel in cents per net kilowatt-hour generated are shown below:

                                               Oil
                                               and     Weighted
   ALABAMA             Coal      Nuclear       Gas      Average
                     -------------------------------------------
            1992      1.99        0.44           *       1.64
            1993      2.11        0.51           *       1.73
            1994      1.92        0.49           *       1.56

   GEORGIA
            1992      1.75        0.63           *       1.52
            1993      1.75        0.58           *       1.52
            1994      1.67        0.63           *       1.44

   GULF
            1992      2.07          **           *       2.07
            1993      2.03          **        4.50       2.05
            1994      2.00          **           *       2.01

   MISSISSIPPI
            1992      1.59          **        3.05       1.60
            1993      1.66          **        2.97       1.71
            1994      1.67          **        2.60       1.71

   SAVANNAH
            1992      2.28          **        3.55       2.53
            1993      2.02          **        4.70       2.49
            1994      2.19          **        4.72       2.42

   SEGCO
            1992      1.81          **           *       1.81
            1993      1.80          **           *       1.81
            1994      1.83          **           *       1.83

   SOUTHERN
      system
            1992      1.86        0.54       4.81        1.62
            1993      1.90        0.54       4.34        1.67
            1994      1.80        0.56       3.99        1.56
----------------------------------------------------------------

   *Not meaningful because of minimal generation from
     fuel source.
   **Not applicable.
  ***See SELECTED FINANCIAL DATA in Item 6 herein for each registrant's source of energy supply.

    At March 3, 1995, the operating affiliates and SEGCO had stockpiles of coal on hand at their respective coal-fired plants which represented an estimated 38 day recoverable supply, based on projected 1995 nameplate burn requirements. It is estimated that approximately 56.8 million tons of coal will be consumed in 1995 by the operating affiliates and SEGCO (including those units GEORGIA owns jointly with OPC, MEAG, Dalton, FP&L and JEA and the units ALABAMA owns jointly with AEC). The operating affiliates and SEGCO currently have 32 coal contracts. These contracts cover remaining terms of up to 16 years. Approximately 20% of 1995 estimated coal requirements will be purchased in the spot market. Management has set a goal whereby the spot market should be utilized, absent the transition from coal contract expirations, for 20 to 25% of the SOUTHERN system's coal supply. Additionally, it has been determined that approximately 35 days of recoverable supply of coal is the appropriate level for coal stockpiles. During 1994, the operating affiliates' and SEGCO's average price of coal delivered was approximately $42 per ton. The typical sulfur content of coal purchased under contracts ranges from approximately 0.7% to 3.0% sulfur by weight. Fuel sulfur restrictions and other environmental limitations have increased significantly and may increase further the difficulty and cost of obtaining an adequate coal supply. See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein.

    Changes in fuel prices are generally reflected in fuel adjustment clauses contained in rate schedules. See Item 1 - BUSINESS - "Rate Matters -
Rate Structure" herein.

    ALABAMA owns coal lands and mineral rights in the Warrior Coal Field, located northwest of Birmingham in the vicinity of its Gorgas Steam Plant. SEGCO also owns coal reserves in the Warrior Coal Field and in the Cahaba Coal Field, which is located southwest of Birmingham. ALABAMA has an agreement with a non-affiliated industrial and mining firm to mine coal from ALABAMA's reserves, as well as its own reserves, for supply to ALABAMA's generating units.

    The operating affiliates have renegotiated, bought out or otherwise terminated various coal supply contracts. For more information on certain of these transactions see Note 5 to the financial statements of SOUTHERN, GULF and MISSISSIPPI in Item 8 herein.

    ALABAMA and GEORGIA have numerous contracts covering a portion of their nuclear fuel needs for uranium, conversion services, enrichment services and fuel fabrication. These contracts have varying expiration dates up to the year 2014, but most are short to medium term (less than 10 years). Management believes that sufficient capacity for nuclear fuel supplies and processing exists to preclude the impairment of normal operations of the SOUTHERN system's nuclear generating units.

    ALABAMA and GEORGIA have contracts with the DOE that provide for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2009 at Plant Vogtle, and into 2012 and 2014 at Plant Farley units 1 and 2, respectively.

    The Energy Act imposed upon utilities with nuclear plants, including ALABAMA and GEORGIA, obligations for the decontamination and decommissioning of federal nuclear fuel enrichment facilities. See Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.

Territory Served

The territory in which the operating affiliates provide electric service comprises most of the states of Alabama and Georgia together with the northwestern portion of Florida and southeastern Mississippi. In this territory there are non-affiliated electric distribution systems which obtain some or all of their power requirements either directly or indirectly from the operating affiliates. The territory has an area of approximately 120,000 square miles and an estimated population of approximately 11 million.

    ALABAMA is engaged, within the State of Alabama, in the generation and purchase of electricity and the distribution and sale of such electricity at retail in over 1,000 communities (including Anniston, Birmingham, Gadsden, Mobile, Montgomery and Tuscaloosa), and at wholesale to 15 municipally-owned electric distribution systems, 11 of which are served indirectly through sales to AMEA, and two rural distributing cooperative associations. ALABAMA also supplies steam service in downtown Birmingham. ALABAMA owns coal reserves near its steam-electric generating plant at Gorgas and uses the output of coal from these reserves in its generating plants. ALABAMA also sells, and cooperates with dealers in promoting the sale of, electric appliances.

    GEORGIA is engaged in the generation and purchase of electricity and the distribution and sale of such electricity within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale currently to 39 electric cooperative associations through OPC, a corporate cooperative of electric membership cooperatives in Georgia, and to 50 municipalities, 47 of which are served through MEAG, a public corporation and an instrumentality of the State of Georgia.

    GULF is engaged, within the northwestern portion of Florida, in the generation and purchase of electricity and the distribution and sale of such electricity at retail in 71 communities (including Pensacola, Panama City and Fort Walton Beach), as well as in rural areas, and at wholesale to a non-affiliated utility and a municipality. GULF also sells electric appliances.


    MISSISSIPPI is engaged in the generation and purchase of electricity and the distribution and sale of such energy within the 23 counties of southeastern Mississippi, at retail in 123 communities (including Biloxi, Gulfport, Hattiesburg, Laurel, Meridian and Pascagoula), as well as in rural areas, and at wholesale to one municipality and four rural electric cooperative associations.

    SAVANNAH is engaged, within a five-county area in eastern Georgia, in the generation and purchase of electricity and the distribution and sale of such electricity at retail and, as a member of the SOUTHERN system power pool, the transmission and sale of wholesale energy.

    The sources of revenues for the SOUTHERN system and each of SOUTHERN's operating affiliates are shown in Item 6 herein. For the year ended December 31, 1994, the registrants derived their respective industrial revenues as shown in the following table.

======================================================================================================================
                                 SOUTHERN
                                   system       ALABAMA         GEORGIA       GULF       MISSISSIPPI        SAVANNAH
----------------------------------------------------------------------------------------------------------------------

   Textiles                          13%           10%            19%           *%           3%                 *%
   Chemical                          10            14              6           21           14                  36
   Paper                             10            10             10           11            5                  28
   Primary metal                      7            13              5            1            2                   *
   Stone, clay, glass
     and concrete                     6             6              8            2            1                   4
   Utility services                   8             8              8            3            9                   6
   Food                               5             3              6            1            5                   9
   Government                         5             2              5           38           10                   *
   Transportation equipment           3             1              4            1            7                  10
   Lumber and wood products           4             5              3            2            8                   2
   Other**                           29            28             26           20           36                   5
----------------------------------------------------------------------------------------------------------------------
                                    100%          100%           100%         100%         100%                100%
======================================================================================================================

*   Less than 0.5%
**Other major sources (5% or more) of industrial revenues were: ALABAMA, coal mining (5%); GULF, oil and gas extraction (8%); and MISSISSIPPI, petroleum refining (23%) and electric machinery (5%).

    A portion of the area served by SOUTHERN's operating affiliates adjoins the area served by TVA and its municipal and cooperative distributors. An Act of Congress limits the distribution of TVA power, unless otherwise authorized by Congress, to specified areas or customers which generally were those served on July 1, 1957.

    The REA has authority to make loans to cooperative associations or corporations to enable them to provide electric service to customers in rural sections of the country. There are 70 electric cooperative organizations operating in the territory in which the operating affiliates provide electric service at retail or wholesale.

    One of these, AEC, is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems and other customers in south Alabama and northwest Florida. AEC owns generating units with approximately 840 megawatts of nameplate capacity, including an undivided ownership interest in ALABAMA's Plant Miller Units 1 and 2. AEC's facilities were financed with REA loans secured by long-term contracts requiring distributing cooperatives to take their requirements from AEC to the extent such energy is available. Two of the 14 distributing cooperatives operating in ALABAMA's service territory obtain a portion of their power requirements directly from ALABAMA.

    Four electric cooperative associations, financed by the REA, operate within GULF's service area. These cooperatives purchase their full requirements from AEC and SEPA. A non-affiliated utility also operates within GULF's service area and purchases a portion of its requirements from GULF.

    ALABAMA and GULF have entered into separate agreements with AEC involving interconnection between the respective systems and, in the case of ALABAMA, the delivery of capacity and energy from AEC to certain distributing cooperatives. The rates for the various services provided by ALABAMA and GULF to AEC are based on formulary approaches which result in the charges by each company being updated annually, subject to FERC approval. See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for details of ALABAMA's joint-ownership with AEC of a portion of Plant Miller.

    Another of the 70 electric cooperatives is SMEPA, also a generating and transmitting cooperative. SMEPA has a generating capacity of 739,000 kilowatts and a transmission system estimated to be 1,357 miles in length. MISSISSIPPI has an interchange agreement with SMEPA pursuant to which various services are provided, including the furnishing of protective capacity by MISSISSIPPI to SMEPA.

    There are 43 electric cooperative organizations operating in, or in areas adjoining, territory in the State of Georgia in which GEORGIA provides electric service at retail or wholesale. Three of these organizations obtain their power from TVA and one from other sources. Since July 1, 1975, OPC has supplied the requirements of the remaining 39 of these cooperative organizations from self-owned generation acquired from GEORGIA and, until September 1991, through partial requirements purchases from GEORGIA. GEORGIA entered into an agreement with OPC pursuant to which, effective in September 1991, OPC ceased to be a partial requirements wholesale customer of GEORGIA. Instead, OPC began the purchase of 1,250 megawatts of capacity from GEORGIA through 1999, subject to reduction or extension by OPC, and may satisfy the balance of its needs through purchases from others. During 1994, OPC gave GEORGIA notice of its intent to decrease its purchases of capacity by 250 megawatts beginning in the fall of 1996.

    There are 65 municipally-owned electric distribution systems operating in the territory in which SOUTHERN's operating affiliates provide electric service at retail or wholesale.

    AMEA was organized under an act of the Alabama legislature and is comprised of 11 municipalities. In 1986, ALABAMA entered into a firm power purchase contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum of 100 megawatts) for a period of 15 years commencing September 1, 1986. In October 1991, ALABAMA entered into a second firm power purchase contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years beginning October 1, 1991. In both contracts the power is being sold to AMEA for its member municipalities that previously were served directly by ALABAMA as wholesale customers. Under the terms of the contracts, ALABAMA received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements. See
Note 7 to ALABAMA's financial statements to Item 8 herein for further information on these contracts.

    Forty-six municipally-owned electric distribution systems formerly served on a full requirements wholesale basis by GEORGIA and one county-owned system now receive their requirements through MEAG, which was established by a state statute in 1975. MEAG serves these requirements from self-owned generation facilities acquired from GEORGIA and through purchases of capacity and energy from GEORGIA under partial requirements rates. Similarly, since 1977 Dalton has filled its requirements from generation facilities acquired from GEORGIA and through partial requirements purchases. The full requirements of two municipally-owned electric distribution systems are still served at wholesale by GEORGIA. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

    GULF and MISSISSIPPI provide wholesale requirements for one municipal system each.

    GEORGIA has entered into substantially similar agreements with OPC, MEAG and Dalton providing for the establishment of an integrated transmission system to carry the power and energy of each. The agreements require an investment by each party in the integrated transmission system in proportion to its respective share of the aggregate system load. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

    ALABAMA, GEORGIA, GULF and MISSISSIPPI also have contracts with SEPA (a federal power marketing agency) providing for the use of those companies' facilities at government expense to deliver to certain cooperatives and municipalities, entitled by federal statute to preference in the purchase of power from SEPA, quantities of power equivalent to the amounts of power allocated to them by SEPA from certain United States Government hydroelectric projects.

    The retail service rights of all electric suppliers in the State of Georgia are regulated by the 1973 State Territorial Electric Service Act. Pursuant to the provisions of this Act, all areas within existing municipal limits were assigned to the primary electric supplier therein on March 29, 1973 (451 municipalities, including Atlanta, Columbus, Macon, Augusta, Athens, Rome and Valdosta, to GEORGIA; 115 to electric cooperatives; and 50 to publicly-owned systems). Areas outside of such municipal limits were either to be assigned or to be declared open for customer choice of supplier by action of the Georgia PSC pursuant to standards set forth in the Act. Consistent with such standards, the Georgia PSC has assigned substantially all of the land area in the state to a supplier. Notwithstanding such assignments, the Act provides that any new customer locating outside of 1973 municipal limits and having a connected load of at least 900 kilowatts may receive electric service from the supplier of its choice.

    Under and subject to the provisions of its franchises and concessions and the 1973 State Territorial Electric Service Act, SAVANNAH has the full but nonexclusive right to serve the City of Savannah, the Towns of Bloomingdale, Pooler, Garden City, Guyton, Newington, Oliver, Port Wentworth, Rincon, Tybee Island, Springfield, Thunderbolt, Vernonburg, and in conjunction with a secondary supplier, the Town of Richmond Hill. In addition, SAVANNAH has been assigned certain unincorporated areas in Chatham, Effingham, Bryan, Bulloch and Screven Counties by the Georgia PSC. No other electric utility operates in competition with SAVANNAH in its service area.

    Pursuant to the 1956 Utility Act, the Mississippi PSC issued "Grandfather Certificates" of convenience and necessity to MISSISSIPPI and to six distribution rural cooperatives operating in southeastern Mississippi, then served in whole or in part by MISSISSIPPI, authorizing them to distribute electricity in certain specified geographically described areas of the state. The six cooperatives serve approximately 290,000 retail customers in a certificated area of approximately 10,300 square miles. In areas included in a "Grandfather Certificate", the utility holding such certificate may, without further certification, extend its lines up to five miles; other extensions within that area by such utility, or by other utilities, may not be made except upon a showing of, and a grant of a certificate of, public convenience and necessity. Areas included in such a certificate which are subsequently annexed to municipalities may continue to be served by the holder of the certificate, irrespective of whether it has a franchise in the annexing municipality. On the other hand, the holder of the municipal franchise may not extend service into such newly annexed area without authorization by the Mississippi PSC.

Long-Term Power Sales Agreements

Reference is made to Note 8, 7, 6, 7, 7 and 6 to the financial statements for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, respectively, in
Item 8 herein for information regarding contracts for the sales of capacity and energy to non-territorial customers.

Competition

The electric utility industry in general has become, and is expected to continue to be, increasingly competitive as the result of factors including regulatory and technological developments. The Energy Act, enacted in 1992, was intended to foster competition in the wholesale market by, among other things, facilitating participation by independent power producers. The Energy Act includes provisions authorizing the FERC under certain conditions to order utilities owning transmission facilities to provide wholesale transmission services for other utilities or entities that generate energy.

    As a result of the foregoing factors, SOUTHERN has experienced increasing competition for available off-system sales of capacity and energy from neighboring utilities and alternative sources of energy. Additionally, the future effect of cogeneration and small-power production facilities on the SOUTHERN system cannot currently be determined but may be adverse. Reference is made to each registrant's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein for further discussion of competition.

    ALABAMA currently has cogeneration contracts in effect with nine industrial customers. Under the terms of these contracts, ALABAMA purchases excess generation of such companies. During 1994, ALABAMA purchased 82.1 million kilowatt-hours from such companies at a cost of $1.5 million.

    GEORGIA currently has cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, GEORGIA purchases excess generation of such companies. During 1994, GEORGIA purchased 4.1 million kilowatt-hours from such companies at a cost of $56,000. GEORGIA has also reached an agreement on major terms and conditions of a purchase power arrangement whereby GEORGIA would buy electricity during peak periods from a proposed 200 megawatt cogeneration facility, starting in June 1998. A final agreement is expected to be completed and filed with the Georgia PSC for certification during 1995.

    GULF currently has cogeneration agreements for "as available" energy in effect with two industrial customers. During 1994, GULF purchased 237 million kilowatt-hours from such companies for $3.8 million.

    SAVANNAH currently has cogeneration contracts in effect with four industrial customers. Under the terms of these contracts, SAVANNAH purchases excess generation of such companies. During 1994, SAVANNAH purchased 2.0 million kilowatt-hours from such companies at a cost of $43,000.

    The competition for retail energy sales among competing suppliers of energy is influenced by various factors, including price, availability, technological advancements and reliability. These factors are, in turn, affected by, among other influences, political and environmental considerations, taxation and supply.

     The operating affiliates have experienced, and expect to continue to experience, competition in their respective retail service territories in varying degrees as the result of self-generation (as described above) and fuel switching by customers and other factors. (See also Item 1 - BUSINESS - "Territory Served" herein for information concerning suppliers of electricity operating within or near the areas served at retail by the operating affiliates.) In addition, while the Energy Act does not provide for "retail wheeling" (i.e., the transmission and distribution by an electric utility to retail customers within its service territory of energy produced by another entity), applicable legislative and regulatory bodies may consider imposing such a requirement in the future, the effect of which may be adverse or, conversely, prove to be beneficial. Some form of retail wheeling has been mandated in the states of California and Michigan. Any form of retail wheeling which may be adopted would need to address a variety of complex issues, including stranded investments and the utility's obligation to serve a particular customer or customers.

Regulation

State Commissions

The operating affiliates and SEGCO are subject to the jurisdiction of their respective state regulatory commissions, which have broad powers of supervision and regulation over public utilities operating in the respective states, including their rates, service regulations, sales of securities (except for the Mississippi PSC) and, in the cases of the Georgia PSC and Mississippi PSC, in part, retail service territories. (See Item 1 - BUSINESS - "Rate Matters" and "Territory Served" herein.)

Holding Company Act

SOUTHERN is registered as a holding company under the Holding Company Act, and it and its subsidiary companies are subject to the regulatory provisions of said Act, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, services performed by SCS and Southern Nuclear, and the activities of certain of SOUTHERN's special purpose subsidiaries. In light of heightened competition in the electric utility industry and development of the "information superhighway", public debate has increasingly suggested enacting legislation which would repeal, in whole or in part, the Holding Company Act.

Federal Power Act

The Federal Power Act subjects the operating affiliates and SEGCO to regulation by the FERC as companies engaged in the transmission or sale at wholesale of electric energy in interstate commerce, including regulation of accounting policies and practices.

    ALABAMA and GEORGIA are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. Among the hydroelectric projects subject to licensing by the FERC are 14 existing ALABAMA generating stations having an aggregate installed capacity of 1,582,725 kilowatts and 17 existing GEORGIA generating stations having an aggregate installed capacity of 859,440 kilowatts.

    In December 1991, ALABAMA and GEORGIA filed with the FERC their applications for new licenses on six of their existing hydroelectric projects. The six projects, ALABAMA's Yates and Thurlow and GEORGIA's Lloyd Shoals, Langdale, Riverview and North Georgia, totaling 272,340 kilowatts of capacity, had licenses that expired December 31, 1993. Although the possibility of competition existed for these licenses, no competing applications were filed prior to the filing deadline of December 31, 1991.

    The Lloyd Shoals, Langdale and Riverview projects were granted new 30-year licenses that expire 2023. Each of the remaining projects are operating on annual licenses under the same terms and conditions as their original licenses. Additionally, the FERC has issued an order granting a combined, 40-year license for the Yates and Thurlow projects. ALABAMA appealed the FERC order to the U.S. Court of Appeals for the District of Columbia Circuit with respect to certain provisions of this license. However, in December 1994 the FERC, in a separate proceeding, issued an order deleting the contested provisions, but ALABAMA's appeal remains pending before the Court. As a part of the application for the combined, 40-year license for the Yates and Thurlow projects, ALABAMA agreed to expand the capacity of these units by a total of approximately 10 megawatts.

    In August 1995, GEORGIA will file with the FERC its application for a new license for its Sinclair Project which has 45,000 kilowatts of capacity. GEORGIA's current license for this project expires September 1, 1997. Certain environmental issues raised during the licensing process may result in the FERC including license terms and conditions that could have a substantial effect on the peaking capability of the project.

    In July 1994, flooding of the Flint River in and around Albany, Georgia and the Flint River Project (5,400 kilowatts of capacity) resulted in substantial damage to the dam and power house. Under the FERC oversight, GEORGIA is undertaking repairs to the facilities. In the event GEORGIA elects to file for a new license for the Flint River Project, it is required to file a notice of intent with the FERC by September 1996. GEORGIA will then be required to file an application for a new license for such project by September 1999.

    GEORGIA and OPC also have a license, expiring in 2027, for the Rocky Mountain Project, a pure pumped storage facility of 847,800 kilowatt capacity scheduled to begin commercial operation in 1995. In 1988, the FERC approved an amendment to GEORGIA's license for the project, adding OPC as co-licensee and extending the commercial operation date to 1996. (See Item 1 - BUSINESS - "Construction Programs - Rocky Mountain Hydroelectric Project" and Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

    Licenses for all projects, excluding those discussed above, expire in the period 2007-2023 in the case of ALABAMA's projects and in the period 2005-2020 in the case of GEORGIA's projects.

    Upon or after the expiration of each license, the United States Government, by act of Congress, may take over the project, or the FERC may relicense the project either to the original licensee or to a new licensee. In the event of takeover or relicensing to another, the original licensee is to be compensated in accordance with the provisions of the Federal Power Act, such compensation to reflect the net investment of the licensee in the project, not in excess of the fair value of the property taken, plus reasonable damages to other property of the licensee resulting from the severance therefrom of the property taken. In addition, the FERC recently has issued a policy statement addressing decommissioning of a licensed project. What may be required to decommission a project has not been determined.

Atomic Energy Act of 1954

ALABAMA, GEORGIA and Southern Nuclear are subject to the provisions of the Atomic Energy Act of 1954, as amended, which vests jurisdiction in the NRC over the construction and operation of nuclear reactors, particularly with regard to certain public health and safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act of 1954, as amended.

    Reference is made to Notes 1 and 13 to SOUTHERN's, Notes 1 and 11 to ALABAMA's and Notes 1 and 4 to GEORGIA's financial statements in Item 8 herein for information on nuclear decommissioning costs and nuclear insurance.

Additionally, Note 3 to GEORGIA's financial statements contains information regarding nuclear performance standards imposed by the Georgia PSC that may impact retail rates.

Environmental Regulation

The operating affiliates and SEGCO are subject to federal, state and local environmental requirements which, among other things, control emissions of particulates, sulfur dioxide and nitrogen oxides into the air; the use, transportation, storage and disposal of hazardous and toxic waste; and discharges of pollutants, including thermal discharges, into waters of the United States. The operating affiliates and SEGCO expect to comply with such requirements, which generally are becoming increasingly stringent, through technical improvements, the use of appropriate combinations of low-sulfur fuel and chemicals, addition of environmental control facilities, changes in control techniques and reduction of the operating levels of generating facilities. Failure to comply with such requirements could result in the complete shutdown of individual facilities not in compliance as well as the imposition of civil and criminal penalties.

    Reference is made to each registrant's "Management's Discussion and Analysis" in Item 7 herein for a discussion of the Clean Air Act and other environmental legislation and proceedings.

    Possible adverse health effects of EMFs from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. The scientific research currently is inconclusive as to whether EMFs may cause adverse health effects. However, there is the possibility of passage of legislation and promulgation of rulemaking that would require measures to mitigate EMFs, with resulting increases in capital and operating costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs alleging damages caused by EMFs.

     The operating affiliates' and SEGCO's estimated capital expenditures for environmental quality control facilities for the years 1995, 1996 and 1997 are as follows: (in millions)

========================================================
                          1995       1996          1997
                         -------------------------------
   ALABAMA               $28.4      $26.4         $33.4
   GEORGIA                21.5       30.7          40.3
   GULF                    1.4       13.7          17.2
   MISSISSIPPI             6.3        0.8           2.1
   SAVANNAH                0.5        1.6           0.3
   SEGCO                   6.5        5.8           3.2
                         -------------------------------
   SOUTHERN
     system              $64.6      $79.0         $96.5
========================================================

     *Such estimates are included in the current construction programs. (See
Item 1 - BUSINESS - "Construction Programs" herein.)

    Additionally, each operating affiliate (excluding SAVANNAH) and SEGCO have incurred costs for environmental remediation of various sites. Reference is made to each applicable registrant's "Management's Discussion and Analysis" in Item 7 herein for information regarding the registrants' environmental remediation efforts. Also, see Note 3 to SOUTHERN's and Note 4 to GEORGIA's financial statements in Item 8 herein for information regarding the identification of sites that may require environmental remediation by GEORGIA.

    The operating affiliates and SEGCO are unable to predict at this time what additional steps they may be required to take as a result of the implementation of existing or future quality control requirements for air, water and hazardous or toxic materials, but such steps could adversely affect system operations and result in substantial additional costs.

    The outcome of the matters mentioned above under "Regulation" cannot now be determined, except that these developments may result in delays in obtaining appropriate licenses for generating facilities, increased construction and operating costs, or reduced generation, the nature and extent of which, while not determinable at this time, could be substantial.

Rate Matters

Rate Structure

The rates and service regulations of the operating affiliates are uniform for each class of service throughout their respective service areas. Rates for residential electric service are generally of the block type based upon kilowatt-hours used and include minimum charges.

    Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer (without differentiation between industrial and commercial classifications) including those with special features to encourage off-peak usage. Additionally, the operating affiliates are allowed by their respective PSCs to negotiate the terms and compensation of service to large customers. With respect to GULF's and MISSISSIPPI's retail rates, fuel and purchased power costs above base levels included in the various rate schedules are billed to such customers under the fuel and energy adjustment clauses. ALABAMA, GEORGIA and SAVANNAH are allowed by state law to recover fuel and net purchased energy costs through fuel cost recovery provisions which are adjusted to reflect increases or decreases in such costs. GULF's recovery of such costs is based upon projections thereof for six-month periods; any over/under recovery during any such period is reflected in the subsequent six-month period. The adjustment factors for MISSISSIPPI's retail and wholesale rates are levelized based on the estimated energy cost for the year, adjusted for any actual over/under collection from the previous year. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

Integrated Resource Planning

During 1991, the Georgia legislature passed certain legislation under which both GEORGIA and SAVANNAH must file Integrated Resource Plans for approval by the Georgia PSC. The plans must specify how GEORGIA and SAVANNAH each intend to meet the future electrical needs of their customers through a combination of demand-side and supply-side resources. The Georgia PSC must pre-certify these new resources. Once certified, all prudently incurred construction costs will be recoverable through rates.

     In 1992, the Georgia PSC approved Integrated Resource Plans for GEORGIA and SAVANNAH. See Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for information regarding the recovery of GEORGIA's costs incurred from various demand-side option programs.

Environmental Cost Recovery Plans

GULF and MISSISSIPPI both have retail rate mechanisms that provide for recovery of environmental compliance costs. For a description of these plans, see Note 3 to GULF's and MISSISSIPPI's notes to the financial statements in Item 8 herein.

Rate Increase Applications

Reference is made to Note 3 to each registrant's notes to the financial statements in Item 8 herein for a discussion of retail and wholesale rate proceedings. Also discussed therein are the proceedings initiated by the FERC concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on equity of 13.75% or greater.

Employee Relations

The companies of the SOUTHERN system had a total of 27,826 employees on their payrolls at December 31, 1994.

==========================================================
                                            Employees
                                               at
                                        December 31, 1994
                                      --------------------
   ALABAMA                                     7,996
   GEORGIA                                    11,765
   GULF                                        1,540
   MISSISSIPPI                                 1,535
   SAVANNAH                                      616
   SCS                                         2,612
   Southern Nuclear                            1,401
   Other                                         361
----------------------------------------------------------
   Total                                      27,826
==========================================================

     The operating affiliates have separate agreements with local unions of the IBEW generally covering wages, working conditions and procedures for handling grievances and arbitration. These agreements apply with certain exceptions to operating, maintenance and construction employees.

     ALABAMA has agreements with the IBEW on a three-year contract extending to August 15, 1995. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

    GEORGIA has an agreement with the IBEW covering wages and working conditions which is in effect through June 30, 1996. GEORGIA also has a contract with the United Plant Guard Workers of America with respect to Plant Hatch which extends through September 30, 1995.

    GULF has an agreement with a local union of the IBEW on a three-year contract extending to August 15, 1995.

    MISSISSIPPI has agreements with local unions of the IBEW on a contract extending to August 16, 1995.

    Southern Nuclear has an agreement with the IBEW on a three-year contract extending to August 15, 1995. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

    The agreements also subject the terms of the pension plans for the companies discussed above to collective bargaining with the unions at five-year intervals.

    SAVANNAH has three-year labor agreements with the IBEW and the Office and Professional Employees International Union that expire April 15, 1996 and December 1, 1996, respectively.

    SEI has agreements with local unions of the IBEW and the United Paperworkers International Union which covers employees of its energy and recovery complex in Mobile, Alabama. These agreements extend to May 31, 1997.

Item 2.  PROPERTIES

Electric Properties

The operating affiliates and SEGCO, at December 31, 1994, operated 33 hydroelectric generating stations, 31 fossil fuel generating stations and three nuclear generating stations. The amounts of capacity owned by each company are shown in the table below.

============================================================
                                                  Nameplate
   Generating Station      Location                Capacity
------------------------------------------------------------
                                                 (Kilowatts)
   Fossil Steam
   Gadsden                 Gadsden, AL               120,000
   Gorgas                  Jasper, AL              1,221,250
   Barry                   Mobile, AL              1,525,000
   Chickasaw               Chickasaw, AL              40,000
   Greene County           Demopolis, AL             300,000 (1)
   Gaston Unit 5           Wilsonville, AL           880,000
   Miller                  Birmingham, AL          2,532,288 (2)
                                                   ---------
   ALABAMA Total                                   6,618,538
                                                   ---------

   Arkwright               Macon, GA                 160,000
   Atkinson                Atlanta, GA               180,000
   Bowen                   Cartersville, GA        3,160,000
   Branch                  Milledgeville, GA       1,539,700
   Hammond                 Rome, GA                  800,000
   McDonough               Atlanta, GA               490,000
   McManus                 Brunswick, GA             115,000
   Mitchell                Albany, GA                170,000
   Scherer                 Macon, GA                 886,303 (3)
   Wansley                 Carrollton, GA            925,550 (4)
   Yates                   Newnan, GA              1,250,000
                                                   ---------
   GEORGIA Total                                   9,676,553
                                                   ---------

   Crist                   Pensacola, FL           1,045,000
   Lansing Smith           Panama City, FL           305,000
   Scholz                  Chattahoochee, FL          80,000
   Daniel                  Pascagoula, MS            500,000 (5)
   Scherer Unit 3          Macon, GA                 204,500 (3)
                                                   ---------
   GULF Total                                      2,134,500
                                                   ---------

   Eaton                   Hattiesburg, MS            67,500
   Sweatt                  Meridian, MS               80,000
   Watson                  Gulfport, MS            1,012,000
   Daniel                  Pascagoula, MS            500,000 (5)
   Greene County           Demopolis, AL             200,000 (1)
                                                   ---------
   MISSISSIPPI Total                               1,859,500
                                                   ---------
============================================================


============================================================
                                                  Nameplate
   Generating Station   Location                   Capacity
------------------------------------------------------------
                                                  (Kilowatts)

   McIntosh             Effingham County, GA         163,117
   Kraft                Port Wentworth, GA           281,136
   Riverside            Savannah, GA                 102,278
                                                  -----------
   SAVANNAH Total                                    546,531
                                                  ----------

   Gaston Units 1-4     Wilsonville, AL
   (SEGCO)                                         1,000,000 (6)
                                                  ----------
   Total Fossil Steam                             21,835,622
                                                  ----------

   Nuclear Steam
   Farley               Dothan, AL
       (ALABAMA)                                   1,720,000
                                                  ----------
   Hatch                Baxley, GA                   816,630 (7)
   Vogtle               Augusta, GA                1,060,240 (8)
                                                  ----------
   GEORGIA Total                                   1,876,870
                                                  ----------
   Total Nuclear Steam                             3,596,870
                                                  ----------

   Combustion Turbines
   Arkwright            Macon, GA                     30,580
   Atkinson             Atlanta, GA                   78,720
   Bowen                Cartersville, GA              39,400
   McDonough            Atlanta, GA                   78,800
   McIntosh
     Units 3, 4, 7, 8   Effingham County, GA         320,000
   McManus              Brunswick, GA                481,700
   Mitchell             Albany, GA                   118,200
   Wilson               Augusta, GA                  354,100
   Wansley              Carrollton, GA                26,322 (4)
                                                  ----------
   GEORGIA Total                                   1,527,822
                                                  ----------

   Lansing Smith
     Unit A (GULF)      Panama City, FL               39,400
                                                  ----------

   Chevron Cogenerating
     Station            Pascagoula, MS               147,292 (9)
   Sweatt               Meridian, MS                  39,400
   Watson               Gulfport, MS                  39,360
                                                  ----------
   MISSISSIPPI Total                                 226,052
                                                  ----------

   Boulevard            Savannah, GA                  59,100
   Kraft                Port Wentworth, GA            22,000
   McIntosh
     Units 5&6          Effingham County, GA         160,000
                                                  ----------
   SAVANNAH Total                                    241,100
                                                  ----------
============================================================

============================================================
                                                   Nameplate
   Generating Station        Location               Capacity
------------------------------------------------------------
                                                  (Kilowatts)

   Gaston (SEGCO)            Wilsonville, AL          19,680 (6)
                                                  ----------
   Total Combustion Turbines                       2,054,054
                                                  ----------

   Hydroelectric Facilities
   Weiss                     Leesburg, AL             87,750
   Henry                     Ohatchee, AL             72,900
   Logan Martin              Vincent, AL             128,250
   Lay                       Clanton, AL             177,000
   Mitchell                  Verbena, AL             170,000
   Jordan                    Wetumpka, AL            100,000
   Bouldin                   Wetumpka, AL            225,000
   Harris                    Wedowee, AL             135,000
   Martin                    Dadeville, AL           154,200
   Yates                     Tallassee, AL            32,000
   Thurlow                   Tallassee, AL            58,000
   Lewis Smith               Jasper, AL              157,500
   Bankhead                  Holt, AL                 45,125
   Holt                      Holt, AL                 40,000
                                                  ----------
   ALABAMA Total                                   1,582,725
                                                  ----------

   Barnett Shoals
   (Leased)                  Athens, GA                2,800
   Bartletts Ferry           Columbus, GA            173,000
   Goat Rock                 Columbus, GA             26,000
   Lloyd Shoals              Jackson, GA              14,400
   Morgan Falls              Atlanta, GA              16,800
   North Highlands           Columbus, GA             29,600
   Oliver Dam                Columbus, GA             60,000
   Sinclair Dam              Milledgeville, GA        45,000
   Tallulah Falls            Clayton, GA              72,000
   Terrora                   Clayton, GA              16,000
   Tugalo                    Clayton, GA              45,000
   Wallace Dam               Eatonton, GA            321,300
   Yonah                     Toccoa, GA               22,500
   6 Other Plants                                     18,080 (10)
                                                  ----------
   GEORGIA Total                                     862,480
                                                  ----------

     Total Hydroelectric Facilities                2,445,205
                                                  ----------
   Total Generating Capacity                      29,931,751
                                                  ==========
============================================================

   Notes:
    (1)  Owned by ALABAMA and MISSISSIPPI as
         tenants in common in the proportions of 60% and 40%, respectively.
    (2) Excludes the capacity owned by AEC. (See Item 2- PROPERTIES - "Jointly-Owned Facilities" herein.)
    (3)  Capacity shown is GEORGIA's or GULF's (Unit 3 only) current portion:
         8.4% of Units 1 and 2, 75% (25% for GULF) for Unit 3 and 16.55% for Unit 4 of total plant capacity. See Item 2 - PROPERTIES - "Proposed Sale of Property" and "Jointly-Owned Facilities" herein.
    (4)  Capacity shown is GEORGIA's portion (53.5%) of total plant capacity.
    (5) Represents 50% of the plant which is owned as tenants in common by GULF and MISSISSIPPI.
    (6) SEGCO is jointly-owned by ALABAMA and GEORGIA. (See Item 1 - BUSINESS herein.)
    (7)  Capacity shown is GEORGIA's portion (50.1%) of total plant capacity.
    (8)  Capacity shown is GEORGIA's portion (45.7%) of total plant capacity.
    (9)  Generation is dedicated to a single industrial customer.
   (10) Includes 5,400 megawatts of capacity for the Flint River Project damaged by flooding. See Item 1 - BUSINESS - "Regulation -
         Federal Power Act" herein.

    Except as discussed below under "Titles to Property", the principal plants and other important units of the SOUTHERN system are owned in fee by the operating affiliates and SEGCO. It is the opinion of management of each such company that its operating properties are adequately maintained and are substantially in good operating condition.

    MISSISSIPPI owns a 79-mile length of 500-kilovolt transmission line which is leased to Gulf States. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Gulf States is paying a use fee over a forty-year period covering all expenses and the amortization of the original $57 million cost of the line.

    The all-time maximum demand on the SOUTHERN system was 25,936,900 kilowatts and occurred in July 1993. This amount excludes demand served by generation retained by MEAG and Dalton and excludes demand associated with power purchased from OPC and SEPA by its preference customers. At that time, 27,342,700 kilowatts were supplied by SOUTHERN system generation and 1,405,800 kilowatts
(net) were sold to other parties through net purchased and interchanged power.

The reserve margin for the Southern electric system at that time was 13.2%. The SOUTHERN system's maximum demand for 1994 of 24,545,700 kilowatts occurred in August. For information on the other registrant's peak demands, reference is made to Item 6 - SELECTED FINANCIAL DATA herein.

    ALABAMA and GEORGIA will incur significant costs in decommissioning their nuclear units at the end of their useful lives. (See Item 1 - BUSINESS - "Regulations - Atomic Energy Act of 1954" and Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.)

Other Electric Generation Facilities

Through special purpose subsidiaries, SOUTHERN owns interests in or operates independent power production facilities and foreign utility companies. For further discussion of other SEI projects, see Item 1 - BUSINESS - "New Business Development" herein. The generating capacity of these utilities (or facilities) at December 31, 1994, was as follows:

                                                  Facilities in Operation
--------------------------------------------------------------------------------------------------------------------
                                                                   Megawatts of Capacity
                                                                   ------------------------
    Facility              Location                     Units       Owned          Operated          Fuel
    --------              --------                     -----       -----         ----------        ------
    Alicura'              Argentina                       4         551 (1)        1,000           Hydro
    Edelnor               Chile                          22          41               64           Oil
    Edelnor               Chile                           1          14               22           Diesel
    Edelnor               Chile                           2           7               10           Hydro
    Freeport              Grand Bahama                    5          56              113           Oil & Gas
    Goodyear              New York                        1           -               50           Coal (2)
    Kalaeloa              Hawaii                          1          60              180           Oil (2)
    Las Vegas             Nevada                          1           -               50           Gas (2)
    Mobile                Alabama                         3         105              105           Waste &
                                                                                                    by-products (2)
    Penal                 Trinidad and Tobago             5          92              236           Gas
    Port of Spain         Trinidad and Tobago             6         120              308           Gas
    Pt. Lisas             Trinidad and Tobago            10         247              634           Gas
--------------------------------------------------------------------------------------------------------------------
    Total Capacity                                                1,293            2,772
====================================================================================================================



                                               Facilities Under Development
--------------------------------------------------------------------------------------------------------------------
                                                       Megawatts of Capacity
                                                --------------------------------
    Facility              Location               Owned                 Operated                         Fuel
    --------              --------              -------               ----------                       ------

    Birchwood             Virginia                 110                    220                         Coal (2)
    Edelnor               Chile                     98                    150                         Coal
--------------------------------------------------------------------------------------------------------------------
        Total Capacity                             208                    370
====================================================================================================================

Notes: (1) Represents megawatts of capacity under a concession agreement expiring in the year 2023.
       (2) Cogeneration facility.

Jointly-Owned Facilities

ALABAMA and GEORGIA have sold and GEORGIA has purchased undivided interests in certain generating plants and other related facilities to or from non-affiliated parties. The percentages of ownership resulting from these transactions are as follows:

                                Total                                            Percentage Ownership
                              Capacity        ALABAMA    AEC   GEORGIA    OPC     MEAG     DALTON     FP&L    JEA     FPC
                              --------       -----------------------------------------------------------------------------
                             (Megawatts)
   Plant Miller
      Units 1 and 2            1,320           91.8%     8.2%       -%       -%     -%      -%          -%      -%     -%
   Plant Hatch                 1,630              -        -     50.1     30.0   17.7     2.2           -       -      -
   Plant Vogtle                2,320              -        -     45.7     30.0   22.7     1.6           -       -      -
   Plant Scherer
     Units 1 and 2             1,636              -        -      8.4     60.0   30.2     1.4           -       -      -
     Unit 4                      818              -        -     16.6        -      -       -        65.7    17.7      -
   Plant Wansley               1,779              -        -     53.5     30.0   15.1     1.4           -       -      -
   Rocky Mountain                848              -        -     25.0*    75.0      -       -           -       -      -
   Intercession City, FL         150              -        -     33.3*       -      -       -           -       -   66.7
   *Estimated ownership at completion.
==========================================================================================================================

    ALABAMA and GEORGIA have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain and Intercession City, as described below) as agent for the joint owners. See "Proposed Sale of Property" below for a description of the proposed sale of GEORGIA's remaining unsold ownership interest in Plant Scherer Unit 4.

    In connection with the joint ownership arrangements for Plant Vogtle, GEORGIA has remaining commitments to purchase declining fractions of OPC's and MEAG's capacity and energy until 1996 for Unit 2 and, with regard to a portion of a 5% interest owned by MEAG, until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether any capacity is available. The energy cost is a function of each unit's variable operating costs. Except for the portion of the capacity payments related to the 1987 and 1990 write-offs of Plant Vogtle costs, the cost of such capacity and energy is included in purchased power in the Statements of Income in Item 8 herein.

    In December 1988, GEORGIA and OPC completed a joint ownership agreement for the Rocky Mountain project under which GEORGIA will retain its present investment in the project and OPC will finance, complete and operate the facility. Upon completion (scheduled for 1995), GEORGIA will own an undivided interest in the project equal to the proportion its investment bears to the total investment in the project (excluding each party's cost of funds and ad valorem taxes). For purposes of the ownership formula, GEORGIA's investment will be expressed in nominal dollars and OPC's investment will be expressed in constant 1987 dollars. Based on current cost estimates, GEORGIA's final ownership is estimated at approximately 25% of the project at completion.

    In 1994, GEORGIA and FPC entered into a joint ownership agreement regarding the Intercession City combustion turbine unit. The unit is scheduled to be in commercial operation in early 1996, and will be constructed, operated, and maintained by FPC. GEORGIA will have a one-third interest in the 150-megawatt unit, with retention of 100% of the capacity from June through September. FPC will have the capacity the remainder of the year. GEORGIA's investment in the unit at completion is estimated to be $14 million. Also, GEORGIA entered into a separate four-year purchase power contract with FPC. Beginning in 1996, GEORGIA will purchase 400 megawatts of capacity. In 1998, this amount will decline to 200 megawatts for the remaining two years.

Proposed Sale of Property

GEORGIA has completed three of four separate transactions to sell Unit 4 of Plant Scherer to FP&L and JEA for a total price of approximately $808 million, including any gains on these transactions. FP&L would eventually own approximately 76.4% of this unit, with JEA owning the remainder. GEORGIA will continue to operate the unit.

    The completed and scheduled remaining transactions are as follows:

========================================================
                                Percentage
Closing                             of          Sales
Date               Capacity      Ownership      Price
--------------------------------------------------------
                 (Megawatts)               (in millions)
July 1991            290            35.46%       $291
June 1993            258            31.44         253
June 1994            135            16.55         133
June 1995            135            16.55         131
--------------------------------------------------------
Total                818           100.00%       $808
========================================================

     Plant Scherer, a jointly owned coal-fired generating plant, has four units with a total capacity of 3,272 megawatts. Unit 4 was completed in 1989.

Titles to Property

The operating affiliates' and SEGCO's interests in the principal plants (other than certain pollution control facilities, one small hydroelectric generating station leased by GEORGIA and the land on which four combustion turbine generators of MISSISSIPPI are located, which is held by easement) and other important units of the respective companies are owned in fee by such companies, subject only to the liens of applicable mortgage indentures (except for SEGCO) and to excepted encumbrances as defined therein. The operating affiliates own the fee interests in certain of their principal plants as tenants in common. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.) Properties such as electric transmission and distribution lines and steam heating mains are constructed principally on rights-of-way which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements. In substantially all of its coal reserve lands, SEGCO owns or will own the coal only, with adequate rights for the mining and removal thereof.

Property Additions and Retirements

During the period from January 1, 1990, to December 31, 1994, the operating affiliates, SEGCO, and others (i.e. SCS, Southern Nuclear and, beginning in 1993, various of the special purpose subsidiaries) recorded gross property additions and retirements as follows:

============================================================
                        Gross Property
                           Additions             Retirements
                        --------------           -----------
                                     (in millions)
   ALABAMA (1)              $2,182                 $   336
   GEORGIA (2)               2,928                   2,030
   GULF                        349                     118
   MISSISSIPPI                 415                      69
   SAVANNAH                    173                      15
   SEGCO                        81                      12
   Other (3)                   262                      87
------------------------------------------------------------
   SOUTHERN
     system                 $6,390                  $2,667
============================================================

(1) Includes approximately $62 million attributable to property sold to AEC in 1992.
(2) Includes approximately $612 million attributable to property sold to OPC, FP&L and JEA, but excludes $231 million from the write-off of certain Plant Vogtle costs in 1990.
(3)   Net of intercompany eliminations.

Item 3.  LEGAL PROCEEDINGS

(1)    Stepak v. certain SOUTHERN officials
       (U.S. District Court for the Southern District of Georgia)

        In April 1991, two SOUTHERN stockholders filed a derivative action suit against certain current and former directors and officers of SOUTHERN. The suit alleges violations of RICO by officers and breaches of fiduciary duty and gross negligence by all defendants resulting from alleged fraudulent accounting for spare parts, illegal political campaign contributions, violations of federal securities laws involving misrepresentations and omissions in SEC filings, and concealment of the foregoing acts. The complaint seeks damages, including treble damages pursuant to RICO, in an unspecified amount, which if awarded, would be payable to SOUTHERN. The plaintiffs' amended complaint was dismissed by the court in March 1992. The court ruled the plaintiffs had failed to present adequately their allegation that the SOUTHERN board of directors' refusal of an earlier demand by the plaintiffs was wrongful. In April 1994, the U. S. Court of Appeals for the Eleventh Circuit reversed the dismissal and remanded the case to the trial court, finding that allegations by the plaintiffs created a reasonable doubt that the board validly exercised its business judgment in refusing the earlier demand. This action is still pending.

(2)     Johnson v. ALABAMA
        (Circuit Court of Shelby County, Alabama)

        In September 1990, two customers of ALABAMA filed a civil complaint in the Circuit Court of Shelby County, Alabama, against ALABAMA seeking to represent all persons who, prior to June 23, 1989, entered into agreements with ALABAMA for the financing of heat pumps and other merchandise purchased from vendors other than ALABAMA. The plaintiffs contended that ALABAMA was required to obtain a license under the Alabama Consumer Finance Act to engage in the business of making consumer loans. The plaintiffs were seeking an order declaring these agreements null and void and requiring ALABAMA to refund all payments, principal and interest, made under these agreements. The aggregate amount under these agreements, together with interest paid, currently is estimated to be $40 million.

           In June 1993, the court ordered ALABAMA to refund or forfeit interest of approximately $10 million because of ALABAMA's failure to obtain such license. However, the court's order did not require any refund or forfeiture with respect to any principal payments under the agreements at issue. ALABAMA has appealed the court's order to the Supreme Court of Alabama.

           The final outcome of this matter cannot be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or ALABAMA's financial statements.

(3) In January 1995, GEORGIA and four other unrelated entities were notified by the EPA that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia. While GEORGIA believes that the total amount of costs required for the cleanup of this site may be substantial, it is unable at this time to estimate either such total or the portion for which GEORGIA may be ultimately responsible.

             The final outcome of this matter cannot now be determined; however, in management's opinion, based on the nature and extent of GEORGIA's activities relating to the site, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's financial statements.

(4) In June 1994, a tax deficiency notice was received from the IRS for the years 1984 through 1987 with regard to the tax accounting by GEORGIA for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments. The potential tax deficiency and interest arising from this issue currently amount to approximately $28 million and $32 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid; therefore, only the interest portion could affect future income. Management believes that the IRS position is incorrect, and GEORGIA has filed a petition with the U. S. Tax Court challenging the IRS position. In order to minimize additional interest charges should the IRS's position prevail, GEORGIA made a payment to the IRS related to the potential tax deficiency in September 1994.

           The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's financial statements.

    See Item 1 - BUSINESS - "Construction Programs," "Fuel Supply," "Regulation
- Federal Power Act" and "Rate Matters" for a description of certain other administrative and legal proceedings discussed therein.

    Additionally, each of the operating affiliates, SEI, SCS, Southern Nuclear, SDIG and Communications are, in the normal course of business, engaged in litigation or administrative proceedings that include, but are not limited to, acquisition of property, injuries and damages claims, and complaints by present and former employees. In management's opinion these various actions will not have a material adverse effect on any of the registrants' financial statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF SOUTHERN

(Inserted in Part I in accordance with Regulation S-K, Item 401(b),
 Instruction 3)

A. W. Dahlberg
Chairman, President and Chief Executive Officer
Age 54 Elected in 1985; President and Chief Executive
Officer of GEORGIA from 1988 through 1993. He was elected Executive Vice President of SOUTHERN in 1991. He was elected President of SOUTHERN effective January 1994. He was elected Chairman and Chief Executive Officer effective March 1995.

Paul J. DeNicola
Executive Vice President and Director
Age 46
Elected in 1989; Executive Vice President of
SOUTHERN since 1991. Elected President and Chief
Executive Officer of SCS effective January 1994. He previously served as Executive Vice President of SCS from 1991 to 1993 and President and Chief Executive
Officer of MISSISSIPPI from 1989 to 1991.

H. Allen Franklin
Executive Vice President and Director
Age 50
Elected in 1988; President and Chief Executive Officer of SCS from 1988 through 1993 and, beginning 1991, Executive Vice President of SOUTHERN. He was elected President and Chief Executive Officer of
GEORGIA effective January 1994.

Elmer B. Harris
Executive Vice President and Director
Age 55
Elected in 1989; President and Chief Executive Officer of ALABAMA since 1989 and, beginning 1991, Executive Vice President of SOUTHERN.

David M. Ratcliffe
Senior Vice President
Age 46
Elected in 1995; President and Chief Executive Officer of
MISSISSIPPI since 1991. He also serves as Executive
Vice President of SCS beginning in 1995 and previously held that position from 1989 to 1991.

W. L. Westbrook
Financial Vice President and Chief Financial Officer
Age 55
Elected in 1986; responsible primarily for all aspects of financing for SOUTHERN. He has served as Executive
Vice President of SCS since 1986.

Bill M. Guthrie
Vice President
Age 61
Elected in 1991; serves as Chief Production Officer for the SOUTHERN system. Senior Executive Vice
President of SCS effective January 1994. He has also served as Executive Vice President of ALABAMA since
1988.

Each of the above is currently an officer of SOUTHERN, serving a term running from the last annual meeting of the directors (May 25, 1994) for one year until the next annual meeting or until his successor is elected and qualified.

                                    PART II


Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The common stock of SOUTHERN is listed and traded on the New York Stock Exchange. The stock is also traded on regional exchanges across the United States. High and low stock prices, per the New York Stock Exchange Composite Tape and as adjusted to reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994, during each quarter for the past two years were as follows:

             ===================================================
                                       High                 Low
                                      ------               -----
             1994
             First Quarter            $22                $18-1/2
             Second Quarter            20-1/2             17-3/4
             Third Quarter             20                 17
             Fourth Quarter            21                 18-1/4

             1993
             First Quarter            $21-3/8            $18-3/8
             Second Quarter            22-1/2             19-3/8
             Third Quarter             23                 20-1/2
             Fourth Quarter            23-5/8             20-3/4
             ---------------------------------------------------

           There is no market for the other registrants' common stock, all of which is owned by SOUTHERN. On February 28, 1995, the closing price of SOUTHERN's common stock was $20-5/8.

     (b)   Number of SOUTHERN's common stockholders at December 31, 1994:
                                      234,927

           Each of the other registrants have one common stockholder, SOUTHERN.

     (c) Dividends on each registrant's common stock are payable at the discretion of their respective board of directors. The dividends on common stock paid and/or declared by SOUTHERN and the operating affiliates to their stockholder(s) for the past two years were as follows: (in thousands)

             ====================================================
             Registrant        Quarter       1994          1993
             ----------------------------------------------------

             SOUTHERN          First       $191,262      $180,381
                               Second       191,262       180,948
                               Third        191,475       181,892
                               Fourth       192,758       182,351

             ALABAMA           First         66,500        62,900
                               Second        67,000        63,100
                               Third         66,900        63,400
                               Fourth        67,600        63,500

             GEORGIA           First        106,600       100,100
                               Second       107,200       100,400
                               Third        107,200       100,800
                               Fourth       108,300       101,100

             GULF              First         10,900        10,400
                               Second        11,000        10,400
                               Third         11,000        10,500
                               Fourth        11,100        10,500

             MISSISSIPPI       First          8,500         7,200
                               Second         8,500         7,200
                               Third          8,500         7,300
                               Fourth         8,600         7,300

             SAVANNAH          First          4,100         4,500
                               Second         4,100         5,500
                               Third          4,100         5,500
                               Fourth         4,000         5,500
            -----------------------------------------------------

    In January 1994, SOUTHERN's board of directors authorized a two-for-one common stock split in the form of a stock distribution for each share held as of February 7, 1994. For all reported common stock data, the number of common shares outstanding and per share amounts for earnings, dividends, and market price have been adjusted to reflect the stock distribution.

    The dividend paid per share by SOUTHERN was 28.5(cent) for each quarter of 1993 and 29.5(cent) for each quarter of 1994. The dividend paid on SOUTHERN's common stock for the first quarter of 1995 was raised to 30.5(cent) per share.

    The amount of dividends on their common stock that may be paid by the subsidiary registrants is restricted in accordance with their respective first mortgage bond indenture and charter. The amounts of earnings retained in the business and the amounts restricted against the payment of cash dividends on common stock at December 31, 1994, were as follows:

========================================================
                          Retained           Restricted
                          Earnings             Amount
                         ----------          -----------
                                (in millions)
   ALABAMA                $1,085                $  807
   GEORGIA                 1,413                   742
   GULF                      169                   101
   MISSISSIPPI               144                    94
   SAVANNAH                   99                    57
   Consolidated            3,191                 1,805
--------------------------------------------------------

Item 6.    SELECTED FINANCIAL DATA

     SOUTHERN. Reference is made to information under the heading "Selected Consolidated Financial and Operating Data," contained herein at pages II-38 through II-49.

     ALABAMA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-79 through II-92.

     GEORGIA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-127 through II-141.

     GULF. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-170 through II-183.

     MISSISSIPPI. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-210 through II-223.

     SAVANNAH. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-247 through II-260.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     SOUTHERN. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-8 through II-15.

     ALABAMA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-53 through II-59.

     GEORGIA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-96 through II-103.

     GULF. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-145 through II-151.

     MISSISSIPPI. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-187 through II-193.

     SAVANNAH. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-227 through II-232.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1994 FINANCIAL STATEMENTS


                                                                                                                             Page
The Southern Company and Subsidiary Companies:
     Report of Independent Public Accountants (in which their opinion on the financial statements includes an explanatory paragraph which states that an uncertainty exists with respect to the actions of the regulators regarding recoverability of the investment in the Rocky Mountain pumped storage
       hydroelectric project)                                                                                              II-7
     Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992                                II-16
     Consolidated Statements of Retained Earnings for the Years Ended
       December 31, 1994, 1993 and 1992                                                                                    II-16
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992                            II-17
     Consolidated Balance Sheets at December 31, 1994 and 1993                                                             II-18
     Consolidated Statements of Capitalization at December 31, 1994 and 1993                                               II-20
     Consolidated Statements of Paid-In Capital for the Years Ended December 31, 1994, 1993 and 1992                       II-21
     Notes to Financial Statements                                                                                         II-22

ALABAMA:
     Report of Independent Public Accountants                                                                              II-52
     Statements of Income for the Years Ended December 31, 1994, 1993 and 1992                                             II-60
     Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992                                         II-61
     Balance Sheets at December 31, 1994 and 1993                                                                          II-62
     Statements of Capitalization at December 31, 1994 and 1993                                                            II-64
     Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992                                  II-65
     Notes to Financial Statements                                                                                         II-66

GEORGIA:
     Report of Independent Public Accountants (in which their opinion on the financial statements includes an explanatory paragraph which states that an uncertainty exists with respect to the actions of the regulators regarding the recoverability of Georgia Power's investment in the Rocky
       Mountain pumped storage hydroelectric project)                                                                      II-95
     Statements of Income for the Years Ended December 31, 1994, 1993 and 1992                                             II-104
     Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992                                         II-105
     Balance Sheets at December 31, 1994 and 1993                                                                          II-106
     Statements of Capitalization at December 31, 1994 and 1993                                                            II-108
     Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992                                  II-109
     Statements of Paid-In Capital for the Years Ended December 31, 1994, 1993 and 1992                                    II-109
     Notes to Financial Statements                                                                                         II-110



                                                                                                                             Page
GULF:
   Report of Independent Public Accountants                                                                                II-144
   Statements of Income for the Years Ended December 31, 1994, 1993 and 1992                                               II-152
   Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992                                           II-153
   Balance Sheets at December 31, 1994 and 1993                                                                            II-154
   Statements of Capitalization at December 31, 1994 and 1993                                                              II-156
   Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992                                    II-158
   Statements of Paid-In Capital for the Years Ended December 31, 1994, 1993 and 1992                                      II-158
   Notes to Financial Statements                                                                                           II-159

MISSISSIPPI:
   Report of Independent Public Accountants                                                                                II-186
   Statements of Income for the Years Ended December 31, 1994, 1993 and 1992                                               II-194
   Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992                                           II-195
   Balance Sheets at December 31, 1994 and 1993                                                                            II-196
   Statements of Capitalization at December 31, 1994 and 1993                                                              II-198
   Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992                                    II-199
   Statements of Paid-In Capital for the Years Ended December 31, 1994, 1993 and 1992                                      II-199
   Notes to Financial Statements                                                                                           II-200

SAVANNAH:
   Report of Independent Public Accountants                                                                                II-226
   Statements of Income for the Years Ended December 31, 1994, 1993 and 1992                                               II-233
   Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992                                           II-234
   Balance Sheets at December 31, 1994 and 1993                                                                            II-235
   Statements of Capitalization at December 31, 1994 and 1993                                                              II-237
   Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992                                    II-238
   Statements of Paid-In Capital for the Years Ended December 31, 1994, 1993 and 1992                                      II-238
   Notes to Financial Statements                                                                                           II-239

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
The Southern Company and Subsidiary Companies 1994 Annual Report

The management of The Southern Company has prepared -- and is responsible for -- the consolidated financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

    The company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

    The company's system of internal accounting controls is evaluated on an ongoing basis by the company's internal audit staff. The company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

    The audit committee of the board of directors, composed of four directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the company's operations are conducted according to a high standard of business ethics.

    In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of The Southern Company and its subsidiary companies in conformity with generally accepted accounting principles. As discussed in Note 4 to the financial statements, an uncertainty exists with respect to the actions of regulators regarding recoverability of the investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot be determined until a regulatory review is completed. Accordingly, no provision for any write-down of the costs associated with the Rocky Mountain project resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying financial statements.



/s/ A. W. Dahlberg
    A. W. Dahlberg
    Chairman, President, and Chief Executive Officer



/s/ W. L. Westbrook
    W. L. Westbrook
    Financial Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and to the Stockholders of The Southern Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of The Southern Company (a Delaware corporation) and subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements (pages 11-16 through II-37) referred to above present fairly, in all material respects, the financial position of The Southern Company and subsidiary companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the periods stated, in conformity with generally accepted accounting principles.

   As explained in Notes 2 and 9 to the financial statements, effective January 1, 1993, The Southern Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

    As more fully discussed in Note 4 to the financial statements, an uncertainty exists with respect to the actions of the regulators regarding recoverability of the investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot be determined until a regulatory review is completed. Accordingly, no provision for any write-down of the costs associated with the Rocky Mountain project resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying financial statements.





/s/ Arthur Andersen LLP



Atlanta, Georgia
February 15, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The Southern Company and Subsidiary Companies 1994 Annual Report


RESULTS OF OPERATIONS

Earnings and Dividends

The Southern Company's 1994 earnings were $989 million or $1.52 per share, a decrease of $13 million or 5 cents per share from the year 1993. Earnings were significantly affected in 1994 by efforts related to the company's strategy to remain a low-cost producer of electricity and a high-quality investment.
These efforts included work force reduction programs in 1994 and additional investments in companies related to the core business of electricity. These investments have put downward pressure on earnings and return on equity, and that trend will continue in the near term. However, the investments should support growth and strength in the financial condition of the company as it emerges into a more competitive and global environment.

    Costs related to the work force reduction programs decreased earnings by $61 million or 9 cents per share. These costs should be recovered through future savings in about two years. Additional non-operating or non-recurring items affected earnings in 1994 and 1993. After excluding these items in both years, 1994 earnings from operations of the ongoing business of selling electricity were $1.0 billion -- or $1.58 per share -- an increase of $11 million compared with 1993. The non-operating items that affected earnings were as follows:

                              Consolidated            Earnings
                              Net Income              Per Share
                          -----------------     -----------------
                              1994     1993       1994     1993
                          -----------------     -----------------
                               (in millions)

Earnings as reported        $  989   $1,002      $1.52    $1.57
-----------------------------------------------------------------
Work force reduction
  programs in 1994              61        -        .09        -
Sale of facilities             (28)     (18)      (.04)    (.03)
Environmental
  cleanup                        5       25        .01      .04
Transportation fleet
  reduction                      -       13          -      .02
Gulf States related              -       (6)         -     (.01)
-----------------------------------------------------------------
Total non-operating             38       14        .06      .02
-----------------------------------------------------------------
Earnings from
  operations                $1,027   $1,016      $1.58    $1.59
=================================================================
Amount and
    percent change             $11      1.1%    $(0.01)    (0.6)%
-----------------------------------------------------------------

    In 1994, non-operating items -- both positive and negative -- had an impact on earnings, which resulted in a net reduction of $38 million. These items were:
(1) Costs associated with work force reduction programs implemented in 1994 decreased earnings. (2) The third in a series of four separate transactions to sell Plant Scherer Unit 4 to two Florida utilities and the sale of a 50 percent interest in a cogeneration facility in Virginia increased earnings. (3) Environmental cleanup costs decreased earnings.

    Items not discussed above that affected 1993 earnings were: (1)
Costs associated with a transportation fleet reduction program decreased earnings. (2) Transactions related to a 1991 settlement agreement with Gulf States Utilities Company increased earnings.

   In January 1994, The Southern Company board of directors approved a two-for-one common stock split in the form of a stock distribution. All common stock data reported reflect the stock distribution. Dividends paid on common stock during 1994 were $1.18 per share or 29 1/2 cents per quarter. During 1993 and 1992, dividends paid per share were $1.14 and $1.10, respectively. In January 1995, The Southern Company board of directors raised the quarterly dividend to 30 1/2 cents per share or an annual rate of $1.22 per share.

Revenues

Operating revenues decreased in 1994 and increased in 1993 and 1992 as a result of the following factors:

                                     Increase (Decrease)
                                      From Prior Year
                                  ----------------------------
                                     1994        1993     1992
                                  ----------------------------
                                         (in millions)
Retail --
  Change in base rates              $  3         $  3    $ 137
  Sales growth                       153          104      138
  Weather                           (177)         198     (113)
  Fuel recovery and other           (107)         199      (55)
---------------------------------------------------------------
Total retail                        (128)         504      107
---------------------------------------------------------------
Sales for resale --
  Within service area                (87)          38       (8)
  Outside service area              (108)        (184)     (87)
---------------------------------------------------------------
Total sales for resale              (195)        (146)     (95)
Other operating revenues             131           58       11
---------------------------------------------------------------
Total operating revenues           $(192)        $416     $ 23
==============================================================
Percent change                      (2.3)%        5.2%     0.3%
--------------------------------------------------------------

  Retail revenues of $7.1 billion in 1994 decreased 1.8 percent from last year, compared with an increase of 7.4 percent in 1993. Under fuel cost recovery

The Southern Company and Subsidiary Companies 1994 Annual Report

provisions, fuel revenues generally equal fuel expense -- including the fuel component of purchased energy -- and do not affect net income.

    Revenues from sales for resale within the service area were $360 million in 1994, down 19 percent from the prior year. The decrease resulted from certain municipalities and cooperatives in the service area retaining more of their own generation at facilities jointly owned with Georgia Power. Sales for resale revenues within the service area were $447 million in 1993, up 9.2 percent from the prior year. This increase resulted primarily from the prolonged hot summer weather, which increased the demand for electricity.

    Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were as follows:

                        1994          1993          1992
                        --------------------------------
                                  (in millions)
   Capacity             $276          $350          $457
   Energy                176           230           330
   -----------------------------------------------------
   Total                $452          $580          $787
   =====================================================

    Capacity revenues decreased in 1994 and 1993 because the amount of capacity under contract declined by some 400 megawatts and 500 megawatts, respectively. In 1995, the contracted capacity will decline another 100 megawatts. Additional declines in capacity are not scheduled until after 1999.

    Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1994 and the percent change by year were as follows:


 (billions of            Amount               Percent Change
  kilowatt-hours)        ------          ------------------------
                          1994           1994       1993     1992
                          ----           ------------------------
Residential               35.8          (2.6)%      9.5%     0.0%
Commercial                34.1           3.8        5.9      2.1
Industrial                50.3           3.2        1.9      3.8
Other                      0.9           3.8        4.6     (4.8)
                         -----
Total retail             121.1           1.6        5.3      2.1
Sales for resale --
  Within service area      8.1         (38.5)       9.5     (1.7)
  Outside service area    10.8         (13.5)     (25.2)   (16.2)
                         -----
Total                    140.0          (3.4)       2.1     (0.7)
=================================================================

    The rate of increase in 1994 retail energy sales was suppressed by the impact of weather. Residential energy sales registered the first annual decrease in more than a decade as a result of milder-than-normal summer weather in 1994, compared with the extremely hot summer of 1993. Commercial and industrial sales continue to show moderate gains in excess of the national average. This reflects the strength of business and economic conditions in The Southern Company's service area. Energy sales to retail customers are projected to increase at an average annual rate of 1.9 percent during the period 1995 through 2005.

    Energy sales for resale outside the service area are predominantly unit power sales under long-term contracts to Florida utilities. Economy sales and amounts sold under short-term contracts are also sold for resale outside the service area. Sales to customers outside the service area continue to decrease, primarily as a result of the scheduled decline in megawatts of capacity under contract.

Expenses

Total operating expenses of $6.6 billion for 1994 declined 2.1 percent compared with the prior year. The costs to produce and deliver electricity in 1994 declined by $297 million, primarily as a result of less energy being sold and continued effective cost controls. However, certain other expenses in 1994 increased compared with expenses in 1993. Depreciation expenses and property taxes increased by $41 million as a result of additional utility plant being placed into service. The work force reduction programs in 1994 increased expenses by $100 million. The amortization of deferred expenses related to Plant Vogtle increased by $39 million in 1994 when compared with the prior year. For additional information concerning Plant Vogtle, see Note 1 to the financial statements under "Plant Vogtle Phase-In Plans."

    In 1993, operating expenses of $6.7 billion were up 6.5 percent compared with 1992. The increase was attributable to higher production expenses of $75 million to meet increased energy demands and an additional $50 million in depreciation expenses and property taxes. The transportation fleet reduction program and environmental cleanup costs discussed earlier increased expenses by some $62 million. Also, a $67 million change in deferred Plant Vogtle expenses compared with the amount in 1992 contributed to the rise in total operating expenses.

    Fuel costs constitute the single largest expense for The Southern Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and

The Southern Company and Subsidiary Companies 1994 Annual Report

nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                      1994     1993     1992
                                      ----------------------
Total generation
   (billions of kilowatt-hours)        142      144      140
Sources of generation
   (percent) --
     Coal                               75       78       77
     Nuclear                            19       17       17
     Hydro                               5        4        5
     Oil and gas                         1        1        1
Average cost of fuel per net
   kilowatt-hour generated
      (cents) --
       Coal                           1.80     1.90     1.86
       Nuclear                        0.56     0.54     0.54
       Oil and gas                    3.99     4.34     4.81
Total                                 1.56     1.67     1.62
------------------------------------------------------------

   Fuel and purchased power costs of $2.3 billion in 1994 decreased $266 million or 10 percent compared with 1993, primarily because 3.1 billion fewer kilowatt-hours were needed to meet customer requirements. Also, the decrease in these costs was attributable to a lower average cost of fuel per net kilowatt-hour generated. Fuel and purchased power expenses of $2.6 billion in 1993 increased 1.3 percent compared with the prior year because of increased energy demands and a slightly higher average cost of fuel per net kilowatt-hour generated.

   For 1994, income taxes rose $8 million or 1.3 percent above the amount reported for 1993. The increase resulted primarily from the sale of interests in generating plant facilities discussed earlier. For 1993, income taxes increased $69 million compared with the prior year. The increase was primarily attributable to a 1 percent increase in the corporate federal income tax rate effective January 1993, and the increase in taxable income from operations.

    Total gross interest charges and preferred stock dividends continued to decline from amounts reported in the previous year. The declines are attributable to lower interest rates and significant refinancing activities in 1993 and 1992. In 1994, these costs were $765 million -- down $66 million or 8.0 percent. These costs for 1993 decreased $21 million. As a result of favorable market conditions, $1.0 billion in 1994, $3.0 billion in 1993, and $2.4 billion in 1992 of senior securities were issued for the primary purpose of retiring higher-cost securities.

Effects of Inflation

The Southern Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on The Southern Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to a less regulated, more competitive environment.

    Georgia Power has completed three of four separate transactions to sell Unit 4 of Plant Scherer to two Florida utilities. The remaining transaction is scheduled to take place in 1995 with the after-tax gain currently estimated to total approximately $12 million. See Note 7 to the financial statements for additional information.

   In 1994, work force reduction programs were implemented, reducing earnings by $61 million. These actions will assist in efforts to control growth in future operating expenses.

    See Note 4 to the financial statements for information on an uncertainty regarding full recovery of an investment in the Rocky Mountain pumped storage hydroelectric project scheduled to be in commercial operation in 1995.

    Future earnings in the near term will depend upon growth in energy sales, which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the company's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric

The Southern Company and Subsidiary Companies 1994 Annual Report

utilities. The Southern Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This may enhance the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. In order to address these initiatives, numerous questions must be resolved with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless The Southern Company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability.

    The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA). The amendment allows holding companies to form exempt wholesale generators and foreign utility companies to sell power largely free of regulation under PUHCA. These entities are able to sell power to affiliates -- under certain restrictions -- and to own and operate power generating facilities in other domestic and international markets. To take advantage of these opportunities, Southern Electric International (Southern Electric) -- founded in 1981 -- is focusing on international and domestic cogeneration, the independent power market, and the privatization of generating facilities in the international market. During 1994, additional investments were made in entities that own and operate generating facilities in domestic and various international markets. At December 31, 1994, Southern Electric's investment in these facilities amounted to $436 million. In the near term, Southern Electric is expected to have minimal effect on earnings, but the potential exists that it could be a prime contributor to future earnings growth.

    Southern Communications Services is constructing a wireless communications system to provide services beginning in 1995 to Southern Company subsidiaries and to other parties. It is anticipated that the operations of this new subsidiary, at least in its early years, will negatively affect earnings and cash flow.

    Demand-side options -- programs that enable customers to lower or alter their peak energy requirements -- have been implemented by some of the system operating companies and are a significant part of integrated resource planning. See Note 3 to the financial statements under "Georgia Power Demand-Side Conservation Programs" for information concerning the recovery of certain costs. Customers can receive cash incentives for participating in these programs as well as reduce their energy requirements. Besides promoting energy efficiency, another benefit of these programs could be the ability to defer the need to construct costly baseload generating facilities further into the future.

    The ability to defer major construction projects in conjunction with regulatory precertification approval processes for both new plant additions and purchase power contracts should minimize the possibility of not being able to fully recover additional costs.

    Rates to retail customers served by the system operating companies are regulated by the respective state public service commissions in Alabama, Florida, Georgia, and Mississippi. Rates for Alabama Power and Mississippi Power are adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. See Note 3 to the financial statements for information about other retail and wholesale regulatory matters.

   The Southern Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

   The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including the company -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB has decided to review the accounting for nuclear decommissioning. If current electric utility industry accounting practices for decommissioning are changed: (1) Annual provisions for decommissioning could increase. (2) The estimated cost for decommissioning may be required to be recorded as a liability in the Consolidated Balance Sheets. In

The Southern Company and Subsidiary Companies 1994 Annual Report

management's opinion -- should these changes be required -- the changes would not have a significant adverse effect on results of operations because of the company's current and expected future ability to recover decommissioning costs through rates. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

    The company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

   Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

FINANCIAL CONDITION

Overview

The Southern Company's financial condition continues to remain at the strongest level since the mid-1980s. Earnings from operations continued to increase in 1994 and exceeded $1 billion. Based on this performance, in January 1995, The Southern Company board of directors increased the common stock dividend for the fourth consecutive year.

    Another major change in The Southern Company's financial condition was gross property additions of $1.5 billion to utility plant. The majority of funds needed for gross property additions since 1991 have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Consolidated Statements of Cash Flows provide additional details.

   The Southern Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the company on a very limited basis. At December 31, 1994, the credit risk for derivatives outstanding was not material.

Capital Structure

The company achieved a ratio of common equity to total capitalization -- including short-term debt -- of 44.4 percent in 1994, compared with 43.8 percent in 1993 and 42.8 percent in 1992. The company's goal is to maintain the common equity ratio generally within a range of 40 percent to 45 percent.

    During 1994, the operating companies sold $185 million of first mortgage bonds and, through public authorities, $749 million of pollution control revenue bonds. Preferred securities of $100 million were issued in 1994. The operating companies continued to reduce financing costs by retiring higher-cost bonds. Retirements, including maturities, of bonds totaled $973 million during 1994, $2.5 billion during 1993, and $2.8 billion during 1992. Retirements of preferred stock totaled $1 million during 1994, $516 million during 1993, and $326 million during 1992. As a result, the composite interest rate on long-term debt decreased from 8.8 percent at December 31, 1991, to 7.2 percent at December 31, 1994. During this same period, the composite dividend rate on preferred stock declined from 7.7 percent to 6.7 percent.

    In 1994, The Southern Company raised $159 million from the issuance of new common stock under the company's various stock plans. An additional $120 million of new common stock was issued through a public offering in early 1994. At the close of 1994, the company's common stock had a market value of $20.00 per share, compared with a book value of $12.47 per share. The market-to-book value ratio was 160 percent at the end of 1994, compared with 184 percent at year-end 1993 and 168 percent at year-end 1992.

Capital Requirements for Construction

The construction program of the operating companies is budgeted at $1.4 billion for 1995, $1.3 billion for 1996, and $1.3 billion for 1997. The total is $4.0 billion for the three years. Actual construction costs may vary from this estimate because of factors such as changes in environmental regulations; changes in existing nuclear plants to meet new regulations; revised load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

The Southern Company and Subsidiary Companies 1994 Annual Report

    The operating companies do not have any baseload generating plants under construction, and current energy demand forecasts do not require any additional baseload facilities until well into the future. However, within the service area, the construction of combustion turbine peaking units of approximately 1,100 megawatts of capacity is planned to be completed by 1997 to meet increased peak-hour demands. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $718 million will be required by the end of 1997 for present sinking fund requirements and maturities of long-term debt. Also, the operating subsidiaries will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance began in 1995 and affected eight generating plants -- some 10,000 megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

    In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

    The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

    The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures were required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment will be installed on all fossil-fired units. Construction expenditures for Phase I compliance are estimated to total approximately $300 million through 1995.

    For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances, depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, current compliance strategy could require total estimated construction expenditures of approximately $150 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

    An average increase of up to 2 percent in revenue requirements from customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

    Metropolitan Atlanta is classified as a non-attainment area with regard to the ozone ambient air quality standards. Title I of the Clean Air Act requires the state of Georgia to conduct specific studies and establish new control rules -- affecting sources of nitrogen oxides and volatile organic compounds -- to achieve attainment by 1999. As the required first step, the state has issued

The Southern Company and Subsidiary Companies 1994 Annual Report

rules for the application of reasonably available control technology to reduce nitrogen oxide emissions by May 31, 1995. The results of these new rules require nitrogen oxide controls, above Title IV requirements, on some Georgia Power plants. Final attainment rules, based on modeling studies, could require installation of additional controls for nitrogen oxide emissions to meet the 1999 deadline. A decision on new requirements is expected in 1996. Compliance with any new rules could result in significant additional costs. The actual impact of new rules will depend on the development and implementation of such rules.

    Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study by November 1995. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

    A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA issued proposed rules in November 1994 and is required to take final action on this issue in 1996. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

    In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

    In 1995, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

    In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

    The Southern Company subsidiaries must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the subsidiaries could incur substantial costs to clean up properties. The subsidiaries conduct studies to determine the extent of any required cleanup costs and have recognized in their respective financial statements costs to clean up known sites. These costs for The Southern Company amounted to $8 million, $41 million, and $3 million in 1994, 1993, and 1992, respectively. Additional sites may require environmental remediation for which the subsidiaries may be liable for a portion or all required cleanup costs. See Note 3 to the financial statements for information regarding Georgia Power's potentially responsible party status at a site in Brunswick, Georgia.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of The Southern Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

The Southern Company and Subsidiary Companies 1994 Annual Report

    Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect The Southern Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

In early 1995, The Southern Company sold -- through a public offering -- common stock with proceeds totaling $103 million. The company may require additional equity capital during the remainder of 1995. The amount and timing of additional equity capital to be raised in 1995 -- as well as in subsequent years -- will be contingent on The Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans. Any portion of the common stock required during 1995 for the company's stock plans that is not provided from the issuance of new stock will be acquired on the open market in accordance with the terms of such plans.

    The operating subsidiaries plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which was primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval.

    Completing the sale of Unit 4 of Plant Scherer in 1995 will provide some $130 million of cash.

    To meet short-term cash needs and contingencies, the system companies had approximately $139 million of cash and cash equivalents and $1.4 billion of unused credit arrangements with banks at the beginning of 1995.

    To issue additional first mortgage bonds and preferred stock, the operating companies must comply with certain earnings coverage requirements designated in their mortgage indentures and corporate charters. The ability to issue securities in the future will depend on coverages at that time. Currently, each of the operating companies expects to have adequate coverage ratios for anticipated requirements through at least 1997.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 1994, 1993, and 1992
The Southern Company and Subsidiary Companies 1994 Annual Report


==========================================================================================================================
                                                                                1994               1993               1992
--------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Operating Revenues                                                            $8,297             $8,489             $8,073
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                         2,058              2,265              2,114
  Purchased power                                                                277                336                454
  Other                                                                        1,505              1,445              1,310
Maintenance                                                                      660                653                613
Depreciation and amortization                                                    821                793                768
Amortization of deferred Plant Vogtle expenses, net (Note 1)                      75                 36                (31)
Taxes other than income taxes                                                    475                462                436
Federal and state income taxes                                                   711                734                647
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       6,582              6,724              6,311
--------------------------------------------------------------------------------------------------------------------------

Operating Income                                                               1,715              1,765              1,762
Other Income (Expense):
Allowance for equity funds used during construction                               11                  9                 10
Interest income                                                                   32                 30                 32
Other, net                                                                       (48)               (41)               (50)
Income taxes applicable to other income                                           26                 57                 39
--------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                 1,736              1,820              1,793
--------------------------------------------------------------------------------------------------------------------------
Interest Charges and Preferred Dividends:
Interest on long-term debt                                                       568                595                684
Allowance for debt funds used during construction                                (18)               (13)               (12)
Interest on notes payable                                                         33                 30                 16
Amortization of debt discount, premium, and expense, net                          30                 26                 14
Other interest charges                                                            47                 87                 34
Preferred dividends of subsidiary companies                                       87                 93                104
--------------------------------------------------------------------------------------------------------------------------
Net interest charges and preferred dividends                                     747                818                840
--------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                       $  989              $1,002            $  953
==========================================================================================================================
Common Stock Data:  (Note 10)
  Average number of shares of common stock outstanding (in millions)             650                 637               632
  Earnings per share of common stock                                          $ 1.52               $1.57             $1.51
  Cash dividends paid per share of common stock                               $ 1.18               $1.14             $1.10
--------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1994, 1993, and 1992

==========================================================================================================================
                                                                               1994                 1993             1992
--------------------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Balance at Beginning of Year                                                 $2,968               $2,721           $2,490
Consolidated net income                                                         989                1,002              953
--------------------------------------------------------------------------------------------------------------------------
                                                                              3,957                3,723            3,443
Cash dividends on common stock                                                  766                  726              695
Capital and preferred stock transactions, net                                     -                   29               27
--------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 10)                                             $3,191               $2,968           $2,721
==========================================================================================================================
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1994, 1993, and 1992
The Southern Company and Subsidiary Companies 1994 Annual Report


=================================================================================================
                                                              1994           1993           1992
-------------------------------------------------------------------------------------------------
                                                                        (in  millions)
Operating Activities:
Consolidated net income                                    $   989         $1,002         $  953
Adjustments to reconcile consolidated net income
  to net cash provided by operating activities --
    Depreciation and amortization                            1,050          1,011            969
    Deferred income taxes and investment tax credits            (4)           189            215
    Allowance for equity funds used during construction        (11)            (9)           (10)
    Deferred Plant Vogtle costs (Note 1)                        75             36            (31)
    Gain on asset sales                                        (52)           (36)            --
    Other, net                                                  45             (9)           (32)
    Changes in certain current assets and liabilities --
      Receivables, net                                         114            (55)           (10)
      Fossil fuel stock                                       (110)           138             53
      Materials and supplies                                   (18)            (2)           (76)
      Accounts payable                                          81             43             35
      Other                                                    (48)           (61)           (71)
-------------------------------------------------------------------------------------------------
Net cash provided from operating activities                  2,111          2,247          1,995
-------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                    (1,536)        (1,441)        (1,105)
Southern Electric's investments                               (405)          (465)            --
Sales of property                                              171            262             44
Other                                                          (87)           (37)            61
-------------------------------------------------------------------------------------------------
Net cash used for investing activities                      (1,857)        (1,681)        (1,000)
-------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
  Common stock                                                 279            205             30
  Preferred securities                                         100             --             --
  Preferred stock                                               --            426            410
  First mortgage bonds                                         185          2,185          1,815
  Other long-term debt                                       1,188            592            256
Retirements --
  Preferred stock                                               (1)          (516)          (326)
  First mortgage bonds                                        (241)        (2,178)        (2,575)
  Other long-term debt                                      (1,039)          (450)          (296)
Increase in notes payable, net                                  37            114            525
Payment of common stock dividends                             (766)          (726)          (695)
Miscellaneous                                                  (35)          (137)          (148)
-------------------------------------------------------------------------------------------------
Net cash used for financing activities                        (293)          (485)        (1,004)
-------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents           (39)            81             (9)
Cash and Cash Equivalents at Beginning of Year                 178             97            106
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                   $   139         $  178         $   97
=================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
  Interest (net of amount capitalized)                        $618           $673           $743
  Income taxes                                                 716            530            458
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
At December 31, 1994 and 1993
The Southern Company and Subsidiary Companies 1994 Annual Report

=============================================================================================
Assets                                                                     1994          1993
---------------------------------------------------------------------------------------------
                                                                              (in  millions)

Utility Plant:
Plant in service (Note 1)                                               $29,209       $27,687
Less accumulated provision for depreciation                               9,577         8,934
---------------------------------------------------------------------------------------------
                                                                         19,632        18,753
Nuclear fuel, at amortized cost                                             238           229
Construction work in progress (Note 4)                                    1,247         1,031
---------------------------------------------------------------------------------------------
Total                                                                    21,117        20,013
---------------------------------------------------------------------------------------------
Other Property and Investments:
Argentine operating concession, being amortized (Note 5)                    446           469
Nuclear decommissioning trusts                                              125            88
Miscellaneous                                                               224           179
---------------------------------------------------------------------------------------------
Total                                                                       795           736
---------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                   139           178
Special deposits                                                             36             -
Receivables, less accumulated provisions for uncollectible accounts
  of $9 million in 1994 and in 1993                                       1,022         1,147
Fossil fuel stock, at average cost                                          354           254
Materials and supplies, at average cost                                     553           535
Prepayments                                                                 194           148
Vacation pay deferred (Note 1)                                               70            73
---------------------------------------------------------------------------------------------
Total                                                                     2,368         2,335
---------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 9)                         1,454         1,546
Deferred Plant Vogtle costs (Note 1)                                        432           507
Debt expense, being amortized                                                48            33
Premium on reacquired debt, being amortized                                 298           288
Miscellaneous                                                               530           453
---------------------------------------------------------------------------------------------
Total                                                                     2,762         2,827
---------------------------------------------------------------------------------------------
Total Assets                                                            $27,042       $25,911
=============================================================================================
The accompanying notes are an integral part of these balance sheets.


At December 31, 1994 and 1993
The Southern Company and Subsidiary Companies 1994 Annual Report

=============================================================================================
Capitalization and Liabilities                                             1994          1993
---------------------------------------------------------------------------------------------
                                                                              (in millions)

Capitalization (See accompanying statements):
Common stock equity                                                     $ 8,186       $ 7,684
Preferred stock                                                           1,332         1,333
Preferred securities                                                        100             -
Long-term debt                                                            7,593         7,412
---------------------------------------------------------------------------------------------
Total                                                                    17,211        16,429
---------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year                                    229           157
Notes payable                                                               978           941
Accounts payable                                                            806           698
Customer deposits                                                           102           103
Taxes accrued-
    Federal and state income                                                  -            34
    Other                                                                   153           172
Interest accrued                                                            190           186
Vacation pay accrued                                                         87            90
Miscellaneous                                                               233           190
---------------------------------------------------------------------------------------------
Total                                                                     2,778         2,571
---------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 9)                                4,007         3,979
Deferred credits related to income taxes (Note 9)                           987         1,051
Accumulated deferred investment tax credits                                 858           900
Prepaid capacity revenues                                                   138           144
Department of Energy assessments                                             92            98
Disallowed Plant Vogtle capacity buyback costs                               60            63
Storm damage reserves                                                        53            22
Miscellaneous                                                               858           654
---------------------------------------------------------------------------------------------
Total                                                                     7,053         6,911
---------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, 6, 7, 8, and 13)
Total Capitalization and Liabilities                                    $27,042       $25,911
=============================================================================================
The accompanying notes are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 1994 and 1993
The Southern Company and Subsidiary Companies 1994 Annual Report


================================================================================================
                                                          1994         1993      1994      1993
------------------------------------------------------------------------------------------------
                                                             (in millions)    (percent of total)
Common Stock Equity:
Common stock,  par value  $5 per share --
  Authorized -- 1 billion shares
  Outstanding -- 1994:  657 million shares,
      1993:  643 million shares (Note 10)              $ 3,283      $ 3,213
Paid-in capital                                          1,712        1,503
Retained earnings (Note 10)                              3,191        2,968
-------------------------------------------------------------------------------------------------
Total common stock equity                                8,186        7,684      47.6 %    46.8 %
-------------------------------------------------------------------------------------------------
Cumulative Preferred Stock of Subsidiaries:
$100 par or stated value --
  4.20% to 5.96%                                           199          199
  6.32% to 7.88%                                           205          205
  11.36%                                                    --            1
$25 par or stated value --
  $1.90 to $2.125                                          295          295
  6.40% to 7.60%                                           323          323
Auction rates -- at January 1, 1995:
  4.59% to 4.64%                                            70           70
Adjustable rates  --  January 1, 1995:
  6.07% to 6.86%                                           240          240
-------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $90 million)       1,332        1,333       7.7       8.1
-------------------------------------------------------------------------------------------------
Cumulative Preferred Securities of Subsidiaries:
$25 stated value --  9%                                    100           --
-------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $9 million)      100           --       0.6        --
-------------------------------------------------------------------------------------------------

At December 31, 1994 and 1993
The Southern Company and Subsidiary Companies 1994 Annual Report


=========================================================================================================
                                                          1994         1993      1994      1993
---------------------------------------------------------------------------------------------------------
                                                             (in millions)    (percent of total)
Long-Term Debt of Subsidiaries:
First mortgage bonds --
  Maturity            Interest Rates
  --------            --------------
  1994                4 5/8%                                --           26
  1995                4 3/4 %                               --           11
  1995                5 1/8 %                              130          130
  1996                4 1/2 % to 6%                        210          235
  1997                5 7/8 %                               25           25
  1998                5% to 9.2%                           230          249
  1999                6 1/8% to 6 3/8%                     365          365
  2000 through 2004   6% to 7%                           1,250        1,215
  2005 through 2009   6 7/8% to 9%                         228          230
  2015 through 2019   9.23% to 10 5/8%                      65          215
  2020 through 2024   7.3% to 9 3/8%                     1,921        1,779
  2032                Variable rates                       200          200
---------------------------------------------------------------------------------------------------------
Total first mortgage bonds                               4,624        4,680
Other long-term debt (Note 11)                           3,261        2,962
Unamortized debt premium (discount), net                   (63)         (74)
---------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $570 million)                           7,822        7,568
Less amount due within one year (Note 12)                  229          156
 --------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year      7,593        7,412      44.1      45.1
---------------------------------------------------------------------------------------------------------
Total Capitalization                                   $17,211      $16,429     100.0 %   100.0%
=========================================================================================================



CONSOLIDATED STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1994, 1993, and 1992

=========================================================================================================
                                                                                 1994      1993      1992
---------------------------------------------------------------------------------------------------------
                                                                                       (in millions)
Balance at Beginning of Year                                                    $1,503    $2,931    $2,908
Proceeds from sales of common stock over the par value -- 13.9 million,
  9.7 million, and 1.6 million shares in 1994, 1993, and 1992, respectively        209       179        23
Two-for-one stock split (Note 10)                                                   --    (1,607)       --
-----------------------------------------------------------------------------------------------------------
Balance at End of Year                                                          $1,712    $1,503    $2,931
===========================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
The Southern Company and Subsidiary Companies 1994 Annual Report


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Southern Company is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and The Southern Development and Investment Group
(SDIG). The operating companies provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and subsidiary companies. Southern Communications, beginning in mid-1995, will provide digital wireless communications services -- over the 800-megahertz frequency band -- to The Southern Company's subsidiaries and also will market these services to the public within the Southeast. Southern Electric designs, builds, owns, and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. SDIG develops new business opportunities related to energy products and services.

    The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies also are subject to regulation by the FERC and their respective state regulatory commissions. The companies follow generally accepted accounting principles and comply with the accounting policies and practices prescribed by their respective commissions.

    All material intercompany items have been eliminated in consolidation. Consolidated retained earnings at December 31, 1994, include $2.8 billion of undistributed retained earnings of subsidiaries.

    Certain prior years' data presented in the consolidated financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The Southern Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Consolidated Balance Sheets at December 31 relate to:

                                              1994      1993
                                             ----------------
                                              (in millions)
Deferred income taxes                       $1,454    $1,546
Deferred Plant Vogtle costs                    432       507
Premium on reacquired debt                     298       288
Demand-side programs                            97        49
Department of Energy assessments                79        87
Vacation pay                                    70        73
Deferred fuel charges                           51        83
Postretirement  benefits                        41        22
Work force reduction costs                      15         5
Deferred income tax credits                   (987)   (1,051)
Storm damage reserve                           (53)      (22)
Other, net                                     108        91
-------------------------------------------------------------
Total                                       $1,605    $1,678
=============================================================

   In the event that a portion of the company's operations is no longer subject to the provisions of Statement No. 71, the company would be required to write off related regulatory assets and liabilities. In addition, the company would be required to determine any impairment to other assets, including plant, and write down the assets to their fair value.

Revenues and Fuel Costs

The operating companies accrue revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The operating companies' electric rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

   The company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1994, uncollectible accounts continued to average less than 1 percent of revenues.

The Southern Company and Subsidiary Companies 1994 Annual Report

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $152 million in 1994, $137 million in 1993, and $132 million in 1992. Alabama Power and Georgia Power have contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2009 at Plant Vogtle, and into 2012 and 2014 at Plant Farley units 1 and 2, respectively.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. Alabama Power and Georgia Power -- based on its ownership interests -- estimate their remaining liability at December 31, 1994, under this law to be approximately $43 million and $33 million, respectively. These obligations are recorded in the Consolidated Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.2 percent in 1994 and 3.3 percent in both 1993 and 1992. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities.

    In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Alabama Power and Georgia Power have external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over set periods of time as approved by the respective state public service commissions. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- at December 31, 1994, for Alabama Power's Plant Farley and Georgia Power's ownership interests in plants Hatch and Vogtle were as follows:

                                      Plant   Plant      Plant
                                     Farley   Hatch     Vogtle
                                     --------------------------
Site study basis (year)              1993      1994       1994

Decommissioning periods:
   Beginning year                    2017      2014       2027
   Completion year                   2029      2027       2038
--------------------------------------------------------------
                                           (in millions)
Site study costs:
   Radiated structures               $409      $241       $193
   Non-radiated structures             75        34         43
   Other                               94        60         49
--------------------------------------------------------------
Total                                $578      $335       $285
==============================================================
                                           (in millions)
Ultimate costs:
  Radiated structures              $1,258      $641     $  843
  Non-radiated structures             231        91        190
  Other                               289       160        215
--------------------------------------------------------------
Total                              $1,778      $892     $1,248
==============================================================

The Southern Company and Subsidiary Companies 1994 Annual Report

                                     Plant     Plant      Plant
                                     Farley    Hatch      Vogtle
                                     ---------------------------
                                           (in millions)


Amount expensed in 1994                $18        $6          $6

Accumulated provisions:
   Balance in external trust
      funds                           $ 71       $33         $22
   Balance in internal reserves         51        29          10
----------------------------------------------------------------
Total                                 $122       $62         $32
================================================================

Assumed in ultimate costs:
   Inflation rate                      4.5%      4.4%       4.4%
   Trust earning rate                  7.0       6.0        6.0
----------------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity -- sinking fund -- method as approved by the respective state public service commissions. The decommissioning costs approved for ratemaking are $578 million for Plant Farley, $184 million for Plant Hatch, and $155 million for Plant Vogtle. These amounts for Georgia Power are the costs to decommission the radioactive portions of the plants based on 1990 site studies. Georgia Power's estimated ultimate costs, based on the 1990 studies, were $872 million and $1.4 billion for plants Hatch and Vogtle, respectively. Georgia Power expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.

Income Taxes

The companies provide deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

     Effective January 1, 1993, The Southern Company adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 9 for additional information about Statement No. 109.

Plant Vogtle Phase-In Plans

In 1987 and 1989, the GPSC ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which Georgia Power owns 45.7 percent, be phased into rates under plans that meet the requirements of FASB Statement No. 92, Accounting for Phase-In Plans. Under these plans, Georgia Power deferred financing costs and depreciation expense until the allowed investment was fully reflected in rates as of October 1991. In 1991, the GPSC modified the Plant Vogtle phase-in plan to begin earlier amortization of the costs deferred under the plan. Also, the GPSC levelized capacity buyback expense from co-owners of Plant Vogtle. See Note 3 for additional information regarding Georgia Power's 1991 rate order. Previously, pursuant to two separate interim accounting orders by the GPSC, Georgia Power deferred substantially all operating expenses and financing costs related to Plant Vogtle. Under phase-in plans and accounting orders from the GPSC, Georgia Power deferred and began amortizing the costs -- recovered through rates -- related to Plant Vogtle as follows:

                                    1994        1993          1992
                                   -------------------------------
                                          (in millions)
Deferred capacity buybacks          $ 10        $ 38          $100
Amortization of
   deferred costs                    (85)        (74)          (69)
Income taxes                           -           -           (23)
-------------------------------------------------------------------
Net (amortization) deferred          (75)        (36)            8
Effect of adoption of FASB
   Statement No. 109                   -         160             -
Deferred costs
   at beginning of year              507         383           375
------------------------------------------------------------------
Deferred costs
   at end of year                   $432        $507          $383
==================================================================

    Each GPSC order called for recovery of deferred costs within 10 years. Also, the orders authorized Georgia Power to impute a return similar to allowance for funds used during construction (AFUDC) on its investment in Plant Vogtle units 1 and 2 after the units began commercial operation.

AFUDC

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher

The Southern Company and Subsidiary Companies 1994 Annual Report

depreciation expense. The composite rates used by the operating companies to calculate AFUDC during the years 1992 through 1994 ranged from a before-income-tax rate of 5.0 percent to 11.3 percent. AFUDC, net of income tax, as a percent of consolidated net income was 2.3 percent in 1994, 1.7 percent in 1993, and 1.8 percent in 1992.

Utility Plant

Utility plant is stated at original cost less regulatory disallowances. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, The Southern Company's only financial instrument that the carrying amount did not approximate fair value at December 31 was as follows:

                                              Long-Term Debt
                                         -----------------------
                                         Carrying           Fair
Year                                       Amount          Value
----                                     --------          -----
                                               (in millions)
1994                                       $7,674         $7,373
1993                                        7,321          7,729
----------------------------------------------------------------

    The fair value of long-term debt was based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Vacation Pay

The operating companies' employees earn their vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the companies accrue a current liability for earned vacation pay and record a current regulatory asset representing the future recoverability of this cost. The amount was $70 million and $73 million at December 31, 1994 and 1993, respectively. In 1995, an estimated 69 percent of the 1994 deferred vacation cost will be expensed, and the balance will be charged to construction and other accounts.

2.   RETIREMENT BENEFITS

Pension Plan

The system companies have defined benefit, trusteed, non-contributory pension plans that cover substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. Primarily, the companies use the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trusts are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

The system companies also provide certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Qualified trusts are funded to the extent deductible under federal income tax regulations or to the extent required by the operating companies' respective regulatory commissions. Amounts funded are primarily invested in debt and equity securities.

    Effective January 1, 1993, the system companies adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis

The Southern Company and Subsidiary Companies 1994 Annual Report


using a specified actuarial method, "benefit/years-of-service." In October 1993, the GPSC ordered Georgia Power to phase in the adoption of Statement No. 106 to cost of service over a five-year period, whereby one-fifth of the additional costs would be expensed in 1993 and the remaining costs would be deferred. An additional one-fifth of the costs would be expensed each succeeding year until the costs are fully reflected in cost of service in 1997. The costs deferred during the five-year period will be amortized to expense over a 15-year period beginning in 1998. For the other operating companies, the cost of postretirement benefits is reflected in rates on a current basis.

    Prior to 1993, the system companies, except for Georgia Power and Savannah Electric, recognized these benefit costs on an accrual basis using the "aggregate cost" actuarial method, which spreads the expected cost of such benefits over the remaining periods of employees' service as a level percentage of payroll costs. Consistent with regulatory treatment in those years, Georgia Power and Savannah Electric recognized these costs on a cash basis as payments were made. The total costs of such benefits recognized by system companies in 1992 were $42 million.

Funded Status and Cost of Benefits

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                       Pension
                                                  --------------------
                                                  1994           1993
                                                  --------------------
                                                     (in millions)
Actuarial present value of
 benefit obligation:
   Vested benefits                              $1,593         $1,534
   Non-vested benefits                              68             76
----------------------------------------------------------------------
Accumulated benefit obligation                   1,661          1,610
Additional amounts related to
 projected salary increases                        638            558
----------------------------------------------------------------------
Projected benefit obligation                     2,299          2,168
Less:
   Fair value of plan assets                     3,171          3,337
   Unrecognized net gain                          (789)        (1,060)
   Unrecognized prior service cost                  64             72
   Unrecognized transition asset                  (139)          (152)
----------------------------------------------------------------------
Prepaid asset recognized in the
 Consolidated Balance Sheets                    $    8         $   29
======================================================================


                                            Postretirement Medical
                                            -----------------------
                                              1994            1993
                                            -----------------------
                                                  (in millions)
Actuarial present value of
 benefit obligation:
   Retirees and dependents                   $293             $243
   Employees eligible to retire                40               48
   Other employees                            367              389
-------------------------------------------------------------------
Accumulated benefit obligation                700              680
Less:
   Fair value of plan assets                  128               95
   Unrecognized net loss (gain)                22               76
   Unrecognized transition
     obligation                               394              419
-------------------------------------------------------------------
Accrued liability recognized in the
 Consolidated Balance Sheets                 $156             $ 90
===================================================================


                                               Postretirement Life
                                               --------------------
                                                1994          1993
                                               --------------------
                                                   (in millions)
Actuarial present value of benefit obligation:
   Retirees and dependents                   $ 82          $ 75
   Employees eligible to retire                 -             -
   Other employees                             92            96
-------------------------------------------------------------------
Accumulated benefit obligation                174           171
Less:
   Fair value of plan assets                   12             2
   Unrecognized net loss (gain)               (19)          (13)
   Unrecognized transition
     obligation                               106           113
-------------------------------------------------------------------
Accrued liability recognized in the
 Consolidated Balance Sheets                 $ 75          $ 69
===================================================================

   The weighted average rates assumed in the actuarial calculations were:

                               1994            1993            1992
                              --------------------------------------
Discount                        8.0%            7.5%            8.0%
Annual salary increase          5.5             5.0             6.0
Long-term return on
   plan assets                  8.5             8.5             8.5
--------------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 10.5 percent for 1994 decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed

The Southern Company and Subsidiary Companies 1994 Annual Report

medical care cost trend rate of 1 percent would increase the accumulated medical benefit obligation at December 31, 1994, by $130 million and the aggregate of the service and interest cost components of the net retiree medical cost by $18 million.

    Components of the plans' net costs are shown below:

                                                 Pension
                                         -----------------------
                                          1994    1993     1992
                                        ------------------------
                                              (in millions)
Benefits earned during the year          $  77   $  76     $ 75
Interest cost on projected
   benefit obligation                      160     156      146
Actual (return) loss on plan assets         75    (432)    (135)
Net amortization and deferral             (351)    186      (85)
----------------------------------------------------------------
Net pension cost (income)                $ (39)  $ (14)    $  1
================================================================

    Of the above net pension amounts, pension income of $29 million in 1994 and $9 million in 1993, and pension expense of $2 million in 1992, were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                           Postretirement Medical
                                           ----------------------
                                               1994         1993
                                           ----------------------
                                                 (in millions)
Benefits earned during the year               $ 26          $ 21
Interest cost on accumulated
   benefit obligation                           51            43
Amortization of transition obligation           21            22
Actual (return) loss on plan assets              2           (12)
Net amortization and deferral                  (10)            5
-----------------------------------------------------------------
Net postretirement cost                       $ 90          $ 79
=================================================================

                                             Postretirement Life
                                            ---------------------
                                                 1994       1993
                                             --------------------
                                             (in millions)
Benefits earned during the year                   $ 5        $ 6
Interest cost on accumulated
   benefit obligation                              13         13
Amortization of transition obligation               6          6
Actual (return) loss on plan assets                 -          -
Net amortization and deferral                       -          -
-----------------------------------------------------------------
Net postretirement cost                           $24        $25
=================================================================

     Of the above net postretirement medical and life insurance costs recorded in 1994 and 1993, $77 million and $64 million were charged to operating expenses, $18 million and $21 million were deferred, and the remainder was charged to construction and other accounts, respectively.

Work Force Reduction Programs

The system companies have incurred additional costs for work force reduction programs. The costs related to these programs were $112 million, $35 million, and $37 million for the years 1994, 1993, and 1992, respectively. A portion of the cost of these programs was deferred and is being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $15 million at December 31, 1994.

3.   LITIGATION AND REGULATORY MATTERS

Stockholder Suit

In April 1991, two Southern Company stockholders filed a derivative action suit in the U.S. District Court for the Southern District of Georgia against certain current and former directors and officers of The Southern Company. The suit alleges violations of the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by officers and breaches of fiduciary duty and gross negligence by all defendants resulting from alleged fraudulent accounting for spare parts, illegal political campaign contributions, violations of federal securities laws involving misrepresentations and omissions in SEC filings, and concealment of the foregoing acts. The complaint seeks damages -- including treble damages pursuant to RICO -- in an unspecified amount, which if awarded, would be payable to The Southern Company. The plaintiffs' amended complaint was dismissed by the court in March 1992. The court ruled the plaintiffs had failed to present adequately their allegation that The Southern Company board of directors' refusal of an earlier demand by the plaintiffs was wrongful. In April 1994, the U.S. Court of Appeals for the 11th Circuit reversed the dismissal and remanded the case to the trial court, finding that allegations by the plaintiffs created a reasonable doubt that the board validly exercised its business judgment in refusing the earlier demand. This action is still pending.

Alabama Power Heat Pump Financing Suit

In September 1990, two customers of Alabama Power filed a civil complaint in the Circuit Court of Shelby County, Alabama, against Alabama Power seeking to represent all persons who, prior to June 23, 1989, entered into agreements with Alabama Power for the financing of heat pumps and other merchandise purchased from vendors other than Alabama Power. The plaintiffs contended that Alabama Power was required to obtain a license under the Alabama Consumer Finance Act to

The Southern Company and Subsidiary Companies 1994 Annual Report

engage in the business of making consumer loans. The plaintiffs were seeking an order declaring these agreements null and void and requiring Alabama Power to refund all payments -- principal and interest -- made under these agreements. The aggregate amount under these agreements, together with interest paid, currently is estimated to be $40 million.

    In June 1993, the court ordered Alabama Power to refund or forfeit interest of approximately $10 million because of Alabama Power's failure to obtain such license. However, the court's order did not require any refund or forfeiture with respect to any principal payments under the agreements at issue. Alabama Power has appealed the court's order to the Supreme Court of Alabama.

    The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the company's financial statements.

Georgia Power Potentially Responsible Party Status

In January 1995, Georgia Power and four other unrelated entities were notified by the EPA that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia. While Georgia Power believes that the total amount of costs required for the cleanup of this site may be substantial, it is unable at this time to estimate either such total or the portion for which Georgia Power may be ultimately responsible.

    The final outcome of this matter cannot now be determined; however, in management's opinion -- based on the nature and extent of Georgia Power's activities relating to the site -- the final outcome will not have a material adverse effect on the company's financial statements.

Georgia Power Tax Litigation

In June 1994, a tax deficiency notice was received from the Internal Revenue Service (IRS) for the years 1984 through 1987 with regard to the tax accounting by Georgia Power for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments. The potential tax deficiency and interest arising from this issue currently amount to approximately $28 million and $32 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid; therefore only the interest portion could affect future income. Management believes that the IRS position is incorrect, and Georgia Power has filed a petition with the U. S. Tax Court challenging the IRS position. In order to minimize additional interest charges should the IRS's position prevail, Georgia Power made a payment to the IRS related to the potential tax deficiency in September 1994.

    The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the company's financial statements.

Alabama Power Rate Adjustment Procedures

In November 1982, the Alabama Public Service Commission (APSC) adopted rates that provide for periodic adjustments based upon Alabama Power's earned return on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities in retail service. Both increases and decreases have been placed into effect since the adoption of these rates. The last rate adjustment was effective in January 1992. The rate adjustment procedures allow a return on common equity range of 13.0 percent to
14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year.

    In 1994, the APSC issued an order -- at Alabama Power's request -- allowing Alabama Power to establish a natural disaster reserve not to exceed $32 million and to change the procedure for estimating the accrual of revenues for service rendered but unbilled at the end of each month. This change increased unbilled revenues for September 1994 by $28 million, which offset the initial accrual for the natural disaster reserve for the same amount. Additional monthly accruals of $250 thousand will be made until the reserve maximum is attained. In addition, a moratorium on rate increases through the third quarter of 1995 was approved.

    The ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

Georgia Power Demand-Side Conservation Programs

In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the GPSC for recovery of Georgia Power's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the GPSC lacked statutory authority to approve

The Southern Company and Subsidiary Companies 1994 Annual Report

such rate riders except through general rate case proceedings and that those procedures had not been followed. Georgia Power suspended collection of the demand-side conservation costs and appealed the court's decision to the Georgia Court of Appeals. In December 1993, the GPSC approved Georgia Power's request for an accounting order allowing Georgia Power to defer all current unrecovered and future costs related to these programs until the superior court's decision is reversed or until the next general rate case proceedings. An association of industrial customers filed a petition for review of the accounting order in superior court.

    In July 1994, the Georgia Court of Appeals upheld the legality of the rate riders. In November 1994, the Supreme Court of Georgia denied petitions for review of this ruling. As a result, Georgia Power resumed collection under the rate riders in December 1994. In early 1995, the GPSC initiated a true-up proceeding to review Georgia Power's demand-side conservation program costs both incurred and expected to be incurred during 1995 in order to adjust rate riders accordingly. The proceeding will also address a plan for recovery of costs deferred under the accounting order. Georgia Power's costs related to these conservation programs through 1994 were $115 million, of which $18 million has been collected and the remainder deferred.

    The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the company's financial statements.

Georgia Power 1991 Rate Order; Phase-In Plan Modifications

Georgia Power received a rate order in 1991 from the GPSC that modified the Plant Vogtle phase-in plans to begin earlier amortization of the costs deferred under the plans. The amortization period began October 1991 -- rather than October 1994 as originally scheduled -- and extends through September 1999. In addition, the GPSC ordered the levelization of capacity buyback expense from the co-owners of Plant Vogtle over a six-year period beginning October 1991. This results in net cost deferrals during the first three years and subsequent amortization of the deferred amounts in the last three years.

Mississippi Power Retail Rate Adjustment Plan

Mississippi Power's retail base rates have been set under a Performance Evaluation Plan (PEP) since 1986 with various modifications. In January 1994, the Mississippi Public Service Commission (MPSC) approved PEP-2. Under PEP-2, Mississippi Power's rate of return is measured on retail net investment. Also, three indicators are used to evaluate Mississippi Power's performance with emphasis on price and service to the customer. In addition, PEP-2 provides for the sharing of rate adjustments based on low rates and on the performance rating. The evaluation periods for PEP-2 are semiannual. Any change in rates is limited to 2 percent of retail revenues per period. PEP-2 will remain in effect until the MPSC modifies or terminates the plan.

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power, and other similar contracts. Any change in the rate of return on common equity that may require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

    In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds began in October 1994 and is scheduled to continue until January 1996.

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings, and refunds were ordered, the amount of refunds could range up to approximately $77 million at December 31, 1994. Although the final outcome of this matter cannot now be determined, in management's opinion, the final outcome will not result in

The Southern Company and Subsidiary Companies 1994 Annual Report

changes that would have a material adverse effect on the company's financial statements.

4.   CONSTRUCTION PROGRAM

General

The operating companies are engaged in continuous construction programs, currently estimated to total some $1.4 billion in 1995, $1.3 billion in 1996, and $1.3 billion in 1997. These estimates include AFUDC of $40 million in 1995, $30 million in 1996, and $33 million in 1997. The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1994, significant purchase commitments were outstanding in connection with the construction program. The operating companies do not have any new baseload generating plants under construction. However, within the service area, the construction of combustion turbine peaking units of approximately 1,100 megawatts is planned to be completed by 1997. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

    See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

Rocky Mountain Project Status

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric project in 1991 as then planned was not economically justifiable and reasonable and withheld authorization for Georgia Power to spend funds from approved securities issuances on that project. In 1988, Georgia Power and Oglethorpe Power Corporation (OPC) entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the project, as discussed in Note 6. However, full recovery of Georgia Power's costs depends on the GPSC's treatment of the project's costs and the disposition of the project's capacity output. In the event the GPSC does not allow full recovery of the project costs, then the portion not allowed may have to be written off. AFUDC accrued on the Rocky Mountain project has not been credited to income or included in the project cost since December 1985. If accrual of AFUDC is not resumed, Georgia Power's portion of the estimated total plant additions at completion would be approximately $200 million. The plant is scheduled to be in commercial operation in 1995.

    The ultimate outcome of this matter cannot now be determined.

5.   FINANCING, INVESTMENT, AND COMMITMENTS

General

In early 1995, The Southern Company sold -- through a public offering -- 5 million shares of common stock with proceeds totaling $103 million. The company may require additional equity capital during the remainder of 1995. The amount and timing of additional equity capital to be raised in 1995 -- as well as in subsequent years --will be contingent on The Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans.

    The operating companies' construction programs are expected to be financed primarily from internal sources. Short-term debt will be utilized if necessary; the amounts available are discussed below. The subsidiary companies may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and for redeeming higher-cost securities if market conditions permit.

Southern Electric Investments

Southern Electric's investments in generating facilities in domestic and various foreign markets were approximately $436 million at December 31, 1994. The consolidated financial statements reflect these investments in majority-owned or controlled subsidiaries on a consolidated basis and other investments on an equity basis.

The Southern Company and Subsidiary Companies 1994 Annual Report

Bank Credit Arrangements

At the beginning of 1995, unused credit arrangements with banks totaled $1.4 billion, of which approximately $875 million expires at various times during 1995 and 1996; $41 million expires at May 1, 1997; $25 million expires at May 31, 1997; $400 million expires at June 30, 1997; and $40 million expires at December 1, 1997.

    Georgia Power's revolving credit agreements of $60 million, of which $41 million remained unused as of December 31, 1994, expire May 1, 1997. During the term of these agreements, Georgia Power may convert short-term borrowings into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Georgia Power's option. In connection with these credit arrangements, Georgia Power agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

    Gulf Power has $25 million of revolving credit agreements expiring May 31, 1997. These agreements allow short-term and/or term borrowings with various terms and conditions regarding repayment. In connection with these credit arrangements, Gulf Power agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

    The $400 million expiring June 30, 1997, is under revolving credit arrangements with several banks providing The Southern Company, Alabama Power, and Georgia Power up to the total credit amount of $400 million. To provide liquidity support to commercial paper programs, $135 million and $165 million of the $400 million available credit are currently dedicated to the exclusive use of Alabama Power and Georgia Power, respectively. During the term of these agreements, short-term borrowings may be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Mississippi Power has $40 million of revolving credit agreements expiring December 1, 1997. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Mississippi Power's option. In connection with these credit arrangements, Mississippi Power agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

    Savannah Electric's revolving credit arrangements of $20 million, of which $11 million remained unused as of December 31, 1994, expire December 31, 1996. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Savannah Electric's option. In connection with these credit arrangements, Savannah Electric agrees to pay commitment fees based on the unused portions of the commitments.

     A portion of the $1.4 billion unused credit arrangements with banks -- discussed earlier -- is dedicated to provide liquidity support to the companies' variable rate pollution control bonds. The amount of credit lines dedicated at December 31, 1994, was $293 million.

     In connection with all other lines of credit, the companies have the option of paying fees or maintaining compensating balances, which are substantially all the cash of the companies except for daily working funds and similar items. These balances are not legally restricted from withdrawal.

     In addition, the companies from time to time borrow under uncommitted lines of credit with banks, and in the case of Alabama Power and Georgia Power, through commercial paper programs that have the liquidity support of committed bank credit arrangements.

The Southern Company and Subsidiary Companies 1994 Annual Report

Assets Subject to Lien

The operating companies' mortgages, which secure the first mortgage bonds issued by the companies, constitute a direct first lien on substantially all of the companies' respective fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of the system's generating plants, the subsidiary companies have entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term obligations were approximately $16 billion at December 31, 1994. Additional commitments for coal and nuclear fuel will be required in the future to supply the operating companies' fuel needs.

    To take advantage of lower-cost coal supplies, agreements were reached in 1986 for the payment of $121 million to terminate two contracts for the supply of coal to Plant Daniel, which is jointly owned by Gulf Power and Mississippi Power. Also, in March 1988, Gulf Power made an advance payment of $60 million to a coal supplier under an agreement to lower the cost of future coal purchased under an existing contract. These amounts are being amortized to expense.

Operating Leases

The operating companies have entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $15 million, $11 million, and $9 million for 1994, 1993, and 1992, respectively. At December 31, 1994, estimated minimum rental commitments for noncancelable operating leases were as follows:

Year                                            Amounts
---                                           -----------
                                            (in millions)
1995                                            $ 18
1996                                              17
1997                                              17
1998                                              17
1999                                              17
2000 and thereafter                              242
-------------------------------------------------------
Total minimum payments                          $328
=======================================================

6.  FACILITY SALES AND JOINT OWNERSHIP AGREEMENTS

In 1992, Alabama Power sold an undivided interest in units 1 and 2 of Plant Miller and related facilities to Alabama Electric Cooperative, Inc.

    Since 1975, Georgia Power has sold undivided interests in plants Vogtle, Hatch, Scherer, and Wansley in varying amounts, together with transmission facilities, to OPC, the Municipal Electric Authority of Georgia (MEAG), and the city of Dalton, Georgia. Georgia Power has completed three of four separate transactions to sell Unit 4 of Plant Scherer to two Florida utilities. See Note 7 for additional information concerning these sales. In addition, Georgia Power has joint ownership agreements with OPC for the Rocky Mountain project and with Florida Power Corporation (FPC) for a combustion turbine unit at Intercession City, Florida, both of which are discussed later.

    At December 31, 1994, Alabama Power's and Georgia Power's ownership and investment (exclusive of nuclear fuel) in jointly owned facilities with the above entities were as follows:


                              Jointly Owned Facilities
                              ------------------------
                       Percent      Amount of     Accumulated
                     Ownership      Investment    Depreciation
                    ----------     -----------    ------------
Plant Vogtle                              (in millions)
  (nuclear)              45.7%       $3,289              $628
Plant Hatch
  (nuclear)              50.1           842               346
Plant Miller
  (coal)
  Units 1 and 2          91.8           708               264
Plant Scherer
  (coal)
  Units 1 and 2           8.4           112                36
  Unit 4                 16.6           119                18
Plant Wansley
  (coal)                 53.5           287               129
Rocky Mountain
  (pumped storage)       25.0*          199                 -
-------------------------------------------------------------
*Estimated ownership at date of completion.

    Georgia Power and OPC have a joint ownership agreement regarding the 848-megawatt Rocky Mountain pumped storage hydroelectric project. Under the agreement, Georgia Power will retain its present investment in the project and OPC will finance, complete, and operate the facility. Upon completion, Georgia

The Southern Company and Subsidiary Companies 1994 Annual Report

Power will own an undivided interest in the project equal to the proportion its investment bears to the total investment in the project (excluding each party's cost of funds and ad valorem taxes). Based on current cost estimates, Georgia Power's final ownership is estimated at approximately 25 percent of the project at completion. The plant is scheduled to be in commercial operation in 1995.

    In 1994, Georgia Power and FPC entered into a joint ownership agreement regarding the Intercession City combustion turbine unit. The unit is scheduled to be in commercial operation in early 1996, and will be constructed, operated, and maintained by FPC. Georgia Power will have a 33 percent interest in the 150-megawatt unit, with retention of 100 percent of the capacity from June through September. FPC will have the capacity the remainder of the year. Georgia Power's investment in the unit at completion is estimated to be $14 million. Also, Georgia Power entered into a separate four-year purchase power contract with FPC. Beginning in 1996, Georgia Power will purchase 400 megawatts of capacity. In 1998, this amount will decline to 200 megawatts for the remaining two years.

    Alabama Power and Georgia Power have contracted to operate and maintain the jointly owned facilities -- except for the Rocky Mountain project and Intercession City -- as agents for their respective co-owners. The companies' proportionate share of their plant operating expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

    In connection with a joint ownership arrangement at Plant Vogtle, Georgia Power has remaining commitments to purchase declining fractions of OPC's and MEAG's capacity and energy from this plant for periods of up to 10 years following commercial operation (and, with regard to a portion of the 5 percent additional interest in Plant Vogtle owned by MEAG, until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest). The payments for such capacity are required whether any capacity is available. The energy cost of these purchases is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power in the Consolidated Statements of Income. Capacity payments totaled $129 million, $183 million, and $289 million for 1994, 1993, and 1992, respectively. Projected capacity payments for the next five years are as follows: $77 million in 1995; $70 million in 1996; $59 million in 1997; $59 million in 1998; and $59 million in 1999. Also, a portion of the above capacity payments relates to Plant Vogtle costs that were written off after being disallowed for retail ratemaking purposes.

    In 1991, the GPSC ordered that the Plant Vogtle capacity buyback expense be levelized over a six-year period. The amounts deferred and not expensed in the year paid totaled $38 million in 1993 and $100 million in 1992. In 1994, the amount deferred was exceeded by the amortization of amounts previously deferred by almost $1 million. The projected net amortization of the deferred expense is $49 million in 1995, $62 million in 1996, and $57 million in 1997.

7.   SALES OF INTERESTS IN PLANT SCHERER

Georgia Power has completed three of four separate transactions to sell Unit 4 of Plant Scherer to Florida Power & Light Company (FP&L) and Jacksonville Electric Authority (JEA) for a total price of approximately $808 million, including any gains on these transactions. FP&L would eventually own approximately 76.4 percent of the unit, with JEA owning the remainder. Georgia Power will continue to operate the unit.

    The completed and scheduled remaining transactions are as follows:

     Closing                              Percent
      Date            Capacity          Ownership         Amount
     ------           --------          ---------        -------
                    (megawatts)                     (in millions)
   July 1991              290              35.46%          $291
   June 1993              258              31.44            253
   June 1994              135              16.55            133
   June 1995              135              16.55            131
   -------------------------------------------------------------
   Total                  818             100.00%          $808
   =============================================================

     Plant Scherer -- a jointly owned coal-fired generating plant -- has four units with a total capacity of 3,272 megawatts. Unit 4 was completed in 1989. See Note 6 for information regarding current plant ownership.

8.   LONG-TERM POWER SALES AGREEMENTS

The operating subsidiaries of The Southern Company entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The

The Southern Company and Subsidiary Companies 1994 Annual Report

agreements for non-firm capacity expired in 1994. Other agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The capacity revenues have been as follows:

                               Unit          Other
    Year                      Power        Long-Term      Total
    ----                      ----------------------------------
                                         (in millions)
    1994                       $257            $19        $276
    1993                        312             38         350
    1992                        435             22         457

     In 1994, long-term non-firm power of 200 megawatts was sold to FPC under a contract that expired at year-end. In January 1995, the amount of unit power sales to FPC increased by 200 megawatts.

    Unit power from specific generating plants is currently being sold to FP&L, FPC, JEA, and the city of Tallahassee, Florida. Under these agreements, approximately 1,700 megawatts of capacity is scheduled to be sold during 1995. Thereafter, these sales will decline to some 1,600 megawatts and remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 -- until the expiration of the contracts in 2010.

9.   INCOME TAXES

Effective January 1, 1993, The Southern Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1994, the tax- related regulatory assets and liabilities were $1.5 billion and $1.0 billion, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of the federal and state income tax provisions are as follows:

                                           1994     1993      1992
                                          -------------------------
                                              (in millions)
Total provision for income taxes:
Federal --
   Currently payable                       $603     $424      $343
   Deferred -- current year                  67      224       225
            -- reversal of
                  prior years               (75)     (51)      (41)
   Deferred investment tax
    credits                                   -      (20)       (6)
-------------------------------------------------------------------
                                            595      577       521
-------------------------------------------------------------------
State --
   Currently payable                         86       64        50
   Deferred -- current year                  15       39        46
            -- reversal of
                  prior years               (11)      (3)       (9)
-------------------------------------------------------------------
                                             90      100        87
-------------------------------------------------------------------
Total                                       685      677       608
Less income taxes charged
   (credited) to other income               (26)     (57)      (39)
-------------------------------------------------------------------
Federal and state income
   taxes charged to operations             $711     $734      $647
===================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                 1994         1993
                                             -----------------------
                                                   (in millions)
Deferred tax liabilities:
  Accelerated depreciation                     $2,637       $2,496
  Property basis differences                    1,647        1,741
  Deferred plant costs                            141          161
  Other                                           271          289
------------------------------------------------------------------
Total                                           4,696        4,687
------------------------------------------------------------------
Deferred tax assets:
  Federal effect of state deferred taxes          104          102
  Other property basis differences                278          292
  Deferred costs                                   79           69
  Pension and other benefits                       63           46
  Other                                           225          210
------------------------------------------------------------------
Total                                             749          719
------------------------------------------------------------------
Net deferred tax liabilities                    3,947        3,968
Portion included in current assets, net            60           11
------------------------------------------------------------------
Accumulated deferred income taxes
    in the Consolidated Balance Sheet          $4,007       $3,979
==================================================================

The Southern Company and Subsidiary Companies 1994 Annual Report

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Consolidated Statements of Income. Credits amortized in this manner amounted to $42 million in 1994, $36 million in 1993, and $41 million in 1992. At December 31, 1994, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                     1994      1993       1992
                                    ---------------------------
Federal statutory rate               35.0%     35.0%      34.0%
State income tax,
  net of federal deduction            3.3       3.7        3.4
Non-deductible book
  depreciation                        1.8       1.9        2.2
Difference in prior years'
  deferred and current tax rate      (1.5)     (1.3)      (1.5)
Other                                 0.3      (1.1)      (1.6)
---------------------------------------------------------------
Effective income tax rate            38.9%     38.2%      36.5%
===============================================================

    The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

10.   COMMON STOCK

Stock Distribution

In January 1994, The Southern Company board of directors authorized a two-for-one common stock split in the form of a stock distribution for each share held as of February 7, 1994. For all reported common stock data, the number of common shares outstanding and per share amounts for earnings, dividends, and market price reflect the stock distribution.

Shares Reserved

At December 31, 1994, a total of 15 million shares was reserved for issuance pursuant to the Dividend Reinvestment and Stock Purchase Plan, the Employee Savings Plan, Outside Directors Stock Plan, and the Executive Stock Option Plan.

Executive Stock Option Plan

The Southern Company's Executive Stock Option Plan authorizes the granting of non-qualified stock options to key employees of The Southern Company, including officers. Currently, 36 employees are eligible to participate in the plan. As of December 31, 1994, 42 current and former employees participated in the plan. The maximum number of shares of common stock that may be issued under the Executive Stock Option Plan may not exceed 6 million. The price of options granted to date has been at the fair market value of the shares on the date of grant. Options granted to date become exercisable pro rata over a maximum period of four years from date of grant. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the board of directors in accordance with the plan. Stock option activity in 1993 and 1994 is summarized below:

                                             Shares          Average
                                            Subject     Option Price
                                          To Option        Per Share
                                         ---------------------------
Balance at December 31, 1992              1,189,122           $15.02
Options granted                             359,492            21.22
Options canceled                                 --               --
Options exercised                          (183,804)           14.14
--------------------------------------------------------------------
Balance at December 31, 1993              1,364,810            16.77
Options granted                             446,443            18.88
Options canceled                                  -                -
Options exercised                           (74,649)           14.81
--------------------------------------------------------------------
Balance at December 31, 1994              1,736,604           $17.39
====================================================================
Shares reserved for future grants:
   At December 31, 1992                   4,073,936
   At December 31, 1993                   3,714,444
   At December 31, 1994                   3,268,001
--------------------------------------------------------------------
Options exercisable:
   At December 31, 1993                     475,795
   At December 31, 1994                     793,989
--------------------------------------------------------------------

Common Stock Dividend Restrictions

The income of The Southern Company is derived primarily from equity in earnings of its operating subsidiaries. At December 31, 1994, $1.8 billion of consolidated retained earnings was restricted against the payment by the operating companies of cash dividends on common stock under terms of bond indentures or charters.

The Southern Company and Subsidiary Companies 1994 Annual Report

11.   OTHER LONG-TERM DEBT

Details of other long-term debt at December 31 are as follows:

                                                1994         1993
                                                -----------------
                                                  (in millions)

Obligations incurred in connection
  with the sale by public authorities
  of tax-exempt pollution control
  revenue bonds:
Collateralized --
    5.375% to 9.375% due
       2004-2024                              $1,179       $  708
    Variable rate (5% to 6.25%
       at 1/1/95) due 2011-2024                  412           63
Non-collateralized --
    7.2 % to 12.25% due 2003-2014                  1          650
    6.75% to 10.6% due 2015-2017                 828          890
    5.8% due 2022                                 10           10
    Variable rate (2.95% to 3.7% at
       1/1/94) due 2011-2022                       -           92
-----------------------------------------------------------------
                                               2,430        2,413
-----------------------------------------------------------------
Capitalized lease obligations                    148          247
-----------------------------------------------------------------
Notes payable:
    4.15% to 9.75% due 1994-1998                 153          144
    8.375% to 10% due 1997-1999                  196            -
    Adjustable rates (14.04% at
      1/1/95) due 1995                            26            -
    Adjustable rates (4% to 7.8% at
      1/1/95) due 1994-1996                      133          115
    Adjustable rates (5.5% to 8.14%
      at 1/1/95) due 1998-2019                   175           43
-----------------------------------------------------------------
                                                 683          302
-----------------------------------------------------------------
Total                                         $3,261       $2,962
=================================================================

   With respect to the collateralized pollution control revenue bonds, the operating companies have authenticated and delivered to trustees a like principal amount of first mortgage bonds as security for obligations under installment sale or loan agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under the agreements.

   Assets acquired under capital leases are recorded as utility plant in service, and the related obligation is classified as other long-term debt. The net book value of capitalized leases was $126 million and $217 million at December 31, 1994 and 1993, respectively. At December 31, 1994, the composite interest rates for buildings and other were 9.7 percent and 10.7 percent, respectively. Sinking fund requirements and/or serial maturities through 1999 applicable to other long-term debt are as follows: $97 million in 1995; $166 million in 1996; $46 million in 1997; $29 million in 1998; and $23 million in 1999.

12. LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                   1994     1993
                                                   -------------
                                                   (in millions)
Bond improvement fund requirements                 $ 48     $ 51
Less:
    Portion to be satisfied by certifying
      property additions                             46        3
    Reacquired bonds                                  -       25
----------------------------------------------------------------
Cash sinking fund requirements                        2       23
First mortgage bond maturities
    and redemptions                                 130       44
Other long-term debt maturities
    (Note 11)                                        97       89
----------------------------------------------------------------
Total                                              $229     $156
================================================================

    The first mortgage bond improvement (sinking) fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the indentures prior to January 1 of each year, other than those issued to collateralize pollution control and other obligations. The requirements may be satisfied by depositing cash or reacquiring bonds, or by pledging additional property equal to 166 2/3 percent of such requirements.

13.   NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium

The Southern Company and Subsidiary Companies 1994 Annual Report

taxes, for Alabama Power and Georgia Power -- based on its ownership and buyback interests -- is $159 million and $163 million, respectively, per incident but not more than an aggregate of $20 million and $21 million, respectively, to be paid for each incident in any one year.

    Alabama Power and Georgia Power are members of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. Alabama Power's and Georgia Power's maximum annual assessments are limited to $12 million and $15 million, respectively, under current policies.

    Additionally, both companies have policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company.

    NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased costs of replacement power in an amount up to $3.5 million per week -- starting 21 weeks after the outage -- for one year and up to $2.8 million per week for the second and third years.

     Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under current policies for Alabama Power and Georgia Power for excess property damage would be $27 million and $25 million, respectively. The maximum replacement power assessments are $10 million for Alabama Power and $13 million for Georgia Power.

     For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or renewed on or after April 2, 1991, shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

    Alabama Power and Georgia Power participate in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, Alabama Power and Georgia Power could be subject to a maximum total assessment of approximately $6 million each.

    All retrospective assessments -- whether generated for liability, property, or replacement power -- may be subject to applicable state premium taxes.

14.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 1994 and 1993 are as follows:

                                                                                              Per Common Share*
                                                                                ------------------------------------------------
                              Operating      Operating     Consolidated                                          Price Range
 Quarter Ended                Revenues         Income       Net Income          Earnings       Dividends        High      Low
 -------------                -----------------------------------------         ------------------------------------------------
                                            (in millions)
   March 1994                    $1,932          $330            $142             $0.22          $0.295         22        18 1/2
   June 1994                      2,069           440             256              0.39           0.295         20 1/2    17 3/4
   September 1994                 2,381           607             416              0.64           0.295         20        17
   December 1994                  1,915           338             175              0.27           0.295         21        18 1/4

   March 1993                    $1,840          $377            $177             $0.28          $0.285         21 3/8    18 3/8
   June 1993                      2,068           426             250              0.39           0.285         22 1/2    19 3/8
   September 1993                 2,636           637             442              0.70           0.285         23        20 1/2
   December 1993                  1,945           325             133              0.20           0.285         23 5/8    20 3/4
--------------------------------------------------------------------------------------------------------------------------------


Earnings for 1994 declined by $61 million or 9 cents per share as a result of work force reduction programs primarily recorded in the first quarter. *Common stock data reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994.
The company's business is influenced by seasonal weather conditions.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1994 Annual Report
(See Note Below)


==========================================================================================================
                                                                              1994        1993        1992
----------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                            $8,297      $8,489      $8,073
Consolidated Net Income (in millions)                                         $989      $1,002        $953
Earnings Per Share of Common Stock                                           $1.52       $1.57       $1.51
Cash Dividends Paid Per Share of Common Stock                                $1.18       $1.14       $1.10
Return on Average Common Equity  (percent)                                   12.47       13.43       13.42
Total Assets (in millions)                                                 $27,042     $25,911     $20,038
Gross Property Additions (in millions)                                      $1,536      $1,441      $1,105
----------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                         $8,186      $7,684      $7,234
Preferred stock                                                              1,332       1,333       1,351
Preferred and preference stock subject
    to mandatory redemption                                                     --          --           8
Preferred securities                                                           100          --          --
Long-term debt                                                               7,593       7,412       7,241
----------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                $17,211     $16,429     $15,834
==========================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                           47.6        46.8        45.7
Preferred stock                                                                8.3         8.1         8.6
Long-term debt                                                                44.1        45.1        45.7
----------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                  100.0       100.0       100.0
==========================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                             $12.47      $11.96      $11.43
Market price per share:
    High                                                                        22      23 5/8      19 1/2
    Low                                                                         17      18 3/8      15 1/8
    Close                                                                       20          22      19 1/4
Market-to-book ratio (year-end) (percent)                                    160.4       183.9       168.4
Price-earnings ratio (year-end) (times)                                       13.2        14.0        12.7
Dividends paid (in millions)                                                  $766        $726        $695
Dividend yield (year-end) (percent)                                            5.9         5.2         5.7
Dividend payout ratio (percent)                                               77.5        72.4        72.9
Cash coverage of dividends (year-end) (times)                                  2.7         2.9         2.8
Proceeds from sales of stock (in millions)                                    $279        $204         $30
Shares outstanding (in thousands):
    Average                                                                649,927     637,319     631,844
    Year-end                                                               656,528     642,662     632,917
Stockholders of record (year-end)                                          234,927     237,105     247,378
----------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                        $185      $2,185      $1,815
Retired                                                                        241       2,178       2,575
Preferred Stock (in millions):
Issued                                                                         $--        $426        $410
Retired                                                                          1         516         326
----------------------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                                  3,046       2,996       2,950
Commercial                                                                     439         427         414
Industrial                                                                      17          18          18
Other                                                                            5           4           4
----------------------------------------------------------------------------------------------------------
Total                                                                        3,507       3,445       3,386
==========================================================================================================
Employees (year-end)                                                        27,826      28,743      29,085
----------------------------------------------------------------------------------------------------------

Note: Common stock data reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994.


SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1994 Annual Report
(See Note Below)


==========================================================================================================
                                                                              1991        1990        1989
----------------------------------------------------------------------------------------------------------
Operating Revenues  (in millions)                                           $8,050      $8,053      $7,620
Consolidated Net Income (in millions)                                         $876        $604        $846
Earnings Per Share of Common Stock                                           $1.39       $0.96       $1.34
Cash Dividends Paid Per Share of Common Stock                                $1.07       $1.07       $1.07
Return on Average Common Equity (percent)                                    12.74        8.85       12.49
Total Assets (in millions)                                                 $19,863     $19,955     $20,092
Gross Property Additions (in millions)                                      $1,123      $1,185      $1,346
----------------------------------------------------------------------------------------------------------
Capitalization  (in millions):
Common stock equity                                                         $6,976      $6,783      $6,861
Preferred stock                                                              1,207       1,207       1,209
Preferred and preference stock subject
    to mandatory redemption                                                    126         151         191
Preferred securities                                                            --          --          --
Long-term debt                                                               7,992       8,458       8,575
----------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                $16,301     $16,599     $16,836
==========================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                           42.8        40.9        40.8
Preferred stock                                                                8.2         8.2         8.3
Long-term debt                                                                49.0        50.9        50.9
----------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                  100.0       100.0       100.0
==========================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                             $11.05      $10.74      $10.87
Market price per share:
    High                                                                    17 3/8      14 5/8      14 7/8
    Low                                                                     12 7/8      11 1/2      11
    Close                                                                   17 1/8      13 7/8      14 1/2
Market-to-book ratio (year-end) (percent)                                    155.5       129.7       134.0
Price-earnings ratio (year-end) (times)                                       12.4        14.6        10.9
Dividends paid (in millions)                                                  $676        $676        $675
Dividend yield (year-end) (percent)                                            6.2         7.7         7.3
Dividend payout ratio (percent)                                               77.1       111.8        79.8
Cash coverage of dividends (year-end) (times)                                  2.5         2.8         2.6
Proceeds from sales of stock (in millions)                                     $--         $--          $4
Shares outstanding  (in thousands):
    Average                                                                631,307     631,307     631,303
    Year-end                                                               631,307     631,307     631,307
Stockholders of record (year-end)                                          254,568     263,046     273,751
----------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                        $380        $300        $280
Retired                                                                        881         146         201
Preferred Stock (in millions):
Issued                                                                        $100         $--         $--
Retired                                                                        125          96          21
----------------------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                                  2,903       2,865       2,824
Commercial                                                                     403         396         392
Industrial                                                                      18          18          18
Other                                                                            4           4           4
----------------------------------------------------------------------------------------------------------
Total                                                                        3,328       3,283       3,238
==========================================================================================================
Employees (year-end)                                                        30,402      30,263      30,530
----------------------------------------------------------------------------------------------------------

Note: Common stock data reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994.






                                     II-39A

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1994 Annual Report
(See Note Below)


==========================================================================================================
                                                                              1988        1987        1986
----------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                            $7,287      $7,204      $7,033
Consolidated Net Income  (in millions)                                        $846        $577        $903
Earnings Per Share of Common Stock                                           $1.36       $0.96       $1.56
Cash Dividends Paid Per Share of Common Stock                                $1.07       $1.07     $1.0325
Return on Average Common Equity (percent)                                    13.03        9.27       15.61
Total Assets  (in millions)                                                $19,731     $19,518     $18,483
Gross Property Additions  (in millions)                                     $1,754      $1,853      $2,367
----------------------------------------------------------------------------------------------------------
Capitalization  (in millions):
Common stock equity                                                         $6,686      $6,307      $6,133
Preferred stock                                                              1,259       1,139       1,214
Preferred and preference stock subject
    to mandatory redemption                                                    206         224         178
Preferred securities                                                            --          --          --
Long-term debt                                                               8,433       8,333       7,812
----------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                $16,584     $16,003     $15,337
==========================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                           40.3        39.4        40.0
Preferred stock                                                                8.8         8.5         9.1
Long-term debt                                                                50.9        52.1        50.9
----------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                  100.0       100.0       100.0
==========================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                             $10.60      $10.28      $10.35
Market price per share:
    High                                                                    12 1/8      14 1/2      13 5/8
    Low                                                                     10 1/8       8 7/8      10 1/8
    Close                                                                   11 1/8      11 1/8      12 5/8
Market-to-book ratio (year-end) (percent)                                    105.5       108.8       122.5
Price-earnings ratio (year-end) (times)                                        8.2        11.7         8.2
Dividends paid (in millions)                                                  $661        $628        $583
Dividend yield (year-end) (percent)                                            9.6         9.6         8.4
Dividend payout ratio (percent)                                               78.1       108.9        64.6
Cash coverage of dividends (year-end)  (times)                                 2.3         2.0         2.7
Proceeds from sales of stock (in millions)                                    $194        $247        $379
Shares outstanding  (in thousands):
    Average                                                                622,292     601,390     580,252
    Year-end                                                               630,898     613,565     592,364
Stockholders of record (year-end)                                          290,725     296,079     297,302
----------------------------------------------------------------------------------------------------------
First Mortgage Bonds  (in millions):
Issued                                                                        $335        $700        $735
Retired                                                                        273         369         875
Preferred Stock (in millions):
Issued                                                                        $120        $125        $100
Retired                                                                         10         160          53
----------------------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                                  2,781       2,733       2,675
Commercial                                                                     384         374         362
Industrial                                                                      18          18          17
Other                                                                            4           4           4
Total                                                                        3,187       3,129       3,058
==========================================================================================================
Employees (year-end)                                                        32,523      32,612      32,358
----------------------------------------------------------------------------------------------------------
Note: Common stock data reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994.





                                     II-39B

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1994 Annual Report
(See Note Below)


==============================================================================================
                                                                              1985        1984
----------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                            $6,999      $6,350
Consolidated Net Income (in millions)                                         $845        $735
Earnings Per Share of Common Stock                                           $1.56       $1.47
Cash Dividends Paid Per Share of Common Stock                               $0.975      $0.915
Return on Average Common Equity  (percent)                                   16.59       16.55
Total Assets (in millions)                                                 $16,855     $15,327
Gross Property Additions  (in millions)                                     $2,242      $2,130
----------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                         $5,443      $4,741
Preferred stock                                                              1,114       1,004
Preferred and preference stock subject
    to mandatory redemption                                                    194         206
Preferred securities                                                            --          --
Long-term debt                                                               7,220       6,774
----------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                $13,971     $12,725
Capitalization Ratios (percent):
Common stock equity                                                           38.9        37.3
Preferred stock                                                                9.4         9.5
Long-term debt                                                                51.7        53.2
----------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                  100.0       100.0
Other Common Stock Data:
Book value per share (year-end)                                              $9.72       $9.08
Market price per share:
    High                                                                    11 5/8       9 3/8
    Low                                                                      8 7/8       7 1/8
    Close                                                                   11 1/8       9 3/8
Market-to-book ratio (year-end) (percent)                                    114.5       103.9
Price-earnings ratio (year-end) (times)                                        7.1         6.4
Dividends paid (in millions)                                                  $512        $444
Dividend yield (year-end) (percent)                                            9.2        10.2
Dividend payout ratio (percent)                                               60.6        60.4
Cash coverage of dividends (year-end) (times)                                  2.6         3.1
Proceeds from sales of stock (in millions)                                    $373        $318
Shares outstanding  (in thousands):
    Average                                                                541,244     501,313
    Year-end                                                               560,063     522,018
Stockholders of record (year-end)                                          318,221     336,165
----------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                         $20        $150
Retired                                                                         69          71
Preferred Stock (in millions):
Issued                                                                        $150         $50
Retired                                                                          6           6
----------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                                  2,611       2,541
Commercial                                                                     348         336
Industrial                                                                      17          17
Other                                                                            4           4
----------------------------------------------------------------------------------------------
Total                                                                        2,980       2,898
==============================================================================================
Employees (year-end)                                                        32,354      31,753
----------------------------------------------------------------------------------------------
Note: Common stock data reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994.





                                     II-39C

The Southern Company and Subsidiary Companies 1994 Annual Report


==========================================================================================================
                                                                              1994        1993        1992
----------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                                 $2,560      $2,696      $2,402
Commercial                                                                   2,357       2,313       2,181
Industrial                                                                   2,162       2,200       2,126
Other                                                                           70          68          64
----------------------------------------------------------------------------------------------------------
Total retail                                                                 7,149       7,277       6,773
Sales for resale within service area                                           360         447         409
Sales for resale outside service area                                          505         613         797
----------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                     8,014       8,337       7,979
Other revenues                                                                 283         152          94
----------------------------------------------------------------------------------------------------------
Total                                                                       $8,297      $8,489      $8,073
==========================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                                 35,836      36,807      33,627
Commercial                                                                  34,080      32,847      31,025
Industrial                                                                  50,311      48,738      47,816
Other                                                                          844         814         777
----------------------------------------------------------------------------------------------------------
Total retail                                                               121,071     119,206     113,245
Sales for resale within service area                                         8,151      13,258      12,107
Sales for resale outside service area                                       10,769      12,445      16,632
----------------------------------------------------------------------------------------------------------
Total                                                                      139,991     144,909     141,984
==========================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                   7.14        7.32        7.14
Commercial                                                                    6.92        7.04        7.03
Industrial                                                                    4.30        4.51        4.45
Total retail                                                                  5.90        6.10        5.98
Sales for resale                                                              4.57        4.12        4.20
Total sales                                                                   5.72        5.75        5.62
Average Annual Kilowatt-Hour Use Per Residential Customer                   11,851      12,378      11,490
Average Annual Revenue Per Residential Customer                            $846.48     $906.60     $820.67
Plant Nameplate Capacity Ratings (year-end) (megawatts)                     29,932      29,513      29,830
Maximum Peak-Hour Demand  (megawatts):
Winter                                                                      22,254      19,432      19,121
Summer                                                                      24,546      25,937      24,146
System Reserve Margin (at peak) (percent)                                     19.3        13.2        14.3
Annual Load Factor (percent)                                                  63.5        59.4        60.3
Plant Availability (percent):
Fossil-steam                                                                  85.2        87.9        88.6
Nuclear                                                                       89.8        85.9        85.2
----------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                          70.8        73.0        71.7
Nuclear                                                                       17.9        16.3        16.2
Hydro                                                                          4.7         3.9         4.6
Oil and gas                                                                    0.9         0.9         0.5
Purchased power                                                                5.7         5.9         7.0
----------------------------------------------------------------------------------------------------------
Total                                                                        100.0       100.0       100.0
==========================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                         10,010       9,994       9,976
Cost of fuel per million BTU (cents)                                        155.81      166.85      162.58
Average cost of fuel per net kilowatt-hour generated (cents)                  1.56        1.67        1.62
----------------------------------------------------------------------------------------------------------

The Southern Company and Subsidiary Companies 1994 Annual Report


==========================================================================================================
                                                                              1991        1990        1989
----------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                                 $2,391      $2,342      $2,194
Commercial                                                                   2,122       2,062       1,965
Industrial                                                                   2,088       2,085       2,011
Other                                                                           65          64          60
----------------------------------------------------------------------------------------------------------
Total retail                                                                 6,666       6,553       6,230
Sales for resale within service area                                           417         412         401
Sales for resale outside service area                                          884         977         928
----------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                     7,967       7,942       7,559
Other revenues                                                                  83         111          61
----------------------------------------------------------------------------------------------------------
Total                                                                       $8,050      $8,053      $7,620
==========================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                                 33,622      33,118      31,627
Commercial                                                                  30,379      29,658      28,454
Industrial                                                                  46,050      45,974      45,022
Other                                                                          817         806         787
----------------------------------------------------------------------------------------------------------
Total retail                                                               110,868     109,556     105,890
Sales for resale within service area                                        12,320      11,134      11,419
Sales for resale outside service area                                       19,839      24,402      24,228
----------------------------------------------------------------------------------------------------------
Total                                                                      143,027     145,092     141,537
==========================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                   7.11        7.07        6.94
Commercial                                                                    6.99        6.96        6.91
Industrial                                                                    4.53        4.53        4.47
Total retail                                                                  6.01        5.98        5.88
Sales for resale                                                              4.05        3.91        3.73
Total sales                                                                   5.57        5.47        5.34
Average Annual Kilowatt-Hour Use Per Residential Customer                   11,659      11,637      11,287
Average Annual Revenue Per Residential Customer                            $829.18     $822.93     $782.90
Plant Nameplate Capacity Ratings (year-end) (megawatts)                     29,915      29,532      29,532
Maximum Peak-Hour Demand (megawatts):
Winter                                                                      19,166      17,629      20,772
Summer                                                                      25,261      25,981      24,399
System Reserve Margin (at peak) (percent)                                     16.5        14.0        21.0
Annual Load Factor  (percent)                                                 58.3        56.6        58.6
Plant Availability (percent):
Fossil-steam                                                                  91.3        91.9        92.2
Nuclear                                                                       83.4        83.0        87.0
----------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                          72.6        72.1        71.5
Nuclear                                                                       16.2        15.6        15.7
Hydro                                                                          4.4         4.4         5.2
Oil and gas                                                                    0.6         1.3         1.1
Purchased power                                                                6.2         6.6         6.5
----------------------------------------------------------------------------------------------------------
Total                                                                        100.0       100.0       100.0
==========================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                         10,022      10,065      10,086
Cost of fuel per million BTU (cents)                                        168.28      172.81      171.00
Average cost of fuel per net kilowatt-hour generated (cents)                  1.69        1.74        1.72
----------------------------------------------------------------------------------------------------------





                                     II-41A

The Southern Company and Subsidiary Companies 1994 Annual Report

==========================================================================================================
                                                                              1988        1987        1986
----------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                                 $2,103      $2,042      $1,996
Commercial                                                                   1,835       1,692       1,613
Industrial                                                                   1,945       1,870       1,845
Other                                                                           56          54          52
----------------------------------------------------------------------------------------------------------
Total retail                                                                 5,939       5,658       5,506
Sales for resale within service area                                           480         461         511
Sales for resale outside service area                                          777       1,028         957
----------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                     7,196       7,147       6,974
Other revenues                                                                  91          57          59
----------------------------------------------------------------------------------------------------------
Total                                                                       $7,287      $7,204      $7,033
==========================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                                 31,041      30,583      29,501
Commercial                                                                  27,005      25,593      24,166
Industrial                                                                  43,675      42,113      40,503
Other                                                                          763         737         723
----------------------------------------------------------------------------------------------------------
Total retail                                                               102,484      99,026      94,893
Sales for resale within service area                                        14,806      13,282      14,347
Sales for resale outside service area                                       15,860      22,905      16,909
----------------------------------------------------------------------------------------------------------
Total                                                                      133,150     135,213     126,149
==========================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                   6.77        6.68        6.77
Commercial                                                                    6.79        6.61        6.67
Industrial                                                                    4.45        4.44        4.56
Total retail                                                                  5.80        5.71        5.80
Sales for resale                                                              4.10        4.11        4.69
Total sales                                                                   5.40        5.29        5.53
Average Annual Kilowatt-Hour Use Per Residential Customer                   11,255      11,307      11,157
Average Annual Revenue Per Residential Customer                            $762.42     $754.96     $754.93
Plant Nameplate Capacity Ratings (year-end) (megawatts)                     27,552      27,610      26,262
Maximum Peak-Hour Demand (megawatts):
Winter                                                                      18,685      18,185      19,665
Summer                                                                      23,641      23,194      23,255
System Reserve Margin (at peak) (percent)                                     15.0        16.2        11.4
Annual Load Factor (percent)                                                  59.8        58.7        57.2
Plant Availability (percent):
Fossil-steam                                                                  91.3        91.2        90.3
Nuclear                                                                       78.4        84.5        74.2
----------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                          77.7        77.8        79.4
Nuclear                                                                       14.5        13.1        11.5
Hydro                                                                          2.3         3.3         2.2
Oil and gas                                                                    0.7         0.6         0.9
Purchased power                                                                4.8         5.2         6.0
----------------------------------------------------------------------------------------------------------
Total                                                                        100.0       100.0       100.0
==========================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                         10,094      10,122      10,171
Cost of fuel per million BTU (cents)                                        170.36      176.64      185.89
Average cost of fuel per net kilowatt-hour generated (cents)                  1.72        1.78        1.89
----------------------------------------------------------------------------------------------------------





                                     II-41B

The Southern Company and Subsidiary Companies 1994 Annual Report


==============================================================================================
                                                                              1985        1984
----------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                                 $1,825      $1,751
Commercial                                                                   1,512       1,410
Industrial                                                                   1,830       1,790
Other                                                                           50          47
----------------------------------------------------------------------------------------------
Total retail                                                                 5,217       4,998
Sales for resale within service area                                           436         456
Sales for resale outside service area                                        1,289         854
----------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                     6,942       6,308
Other revenues                                                                  57          42
----------------------------------------------------------------------------------------------
Total                                                                       $6,999      $6,350
==============================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                                 27,088      26,163
Commercial                                                                  22,512      20,816
Industrial                                                                  39,804      39,055
Other                                                                          713         663
----------------------------------------------------------------------------------------------
Total retail                                                                90,117      86,697
Sales for resale within service area                                        11,079      11,193
Sales for resale outside service area                                       27,881      21,374
----------------------------------------------------------------------------------------------
Total                                                                      129,077     119,264
==============================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                   6.74        6.69
Commercial                                                                    6.71        6.77
Industrial                                                                    4.60        4.58
Total retail                                                                  5.79        5.76
Sales for resale                                                              4.43        4.02
Total sales                                                                   5.38        5.29
Average Annual Kilowatt-Hour Use Per Residential Customer                   10,515      10,434
Average Annual Revenue Per Residential Customer                            $708.46     $698.26
Plant Nameplate Capacity Ratings (year-end) (megawatts)                     26,262      25,397
Maximum Peak-Hour Demand (megawatts):
Winter                                                                      19,347      16,353
Summer                                                                      21,778      20,210
System Reserve Margin (at peak) (percent)                                     17.6        32.8
Annual Load Factor (percent)                                                  57.4        58.9
Plant Availability (percent):
Fossil-steam                                                                  90.5        90.5
Nuclear                                                                       80.3        66.9
----------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                          78.5        77.3
Nuclear                                                                       12.0        11.8
Hydro                                                                          3.1         5.6
Oil and gas                                                                    0.3         0.2
Purchased power                                                                6.1         5.1
----------------------------------------------------------------------------------------------
Total                                                                        100.0       100.0
==============================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                         10,193      10,208
Cost of fuel per million BTU (cents)                                        191.24      191.44
Average cost of fuel per net kilowatt-hour generated (cents)                  1.95        1.95
----------------------------------------------------------------------------------------------




                                     II-41C

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies


=======================================================================================================
For the Years Ended December 31,                                                1994     1993    1992
-------------------------------------------------------------------------------------------------------
(Millions of Dollars)
-------------------------------------------------------------------------------------------------------
Operating Revenues                                                        $    8,297 $  8,489 $  8,073
-------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                                         2,058    2,265    2,114
  Purchased power                                                                277      336      454
  Proceeds from settlement of disputed contracts                                   -       (3)      (7)
  Other                                                                        1,505    1,448    1,317
 Maintenance                                                                     660      653      613
 Depreciation and amortization                                                   821      793      768
 Deferred Plant Vogtle expenses, net                                              75       36      (31)
 Taxes other than income taxes                                                   475      462      436
 Federal and state income taxes                                                  711      734      647
-------------------------------------------------------------------------------------------------------
Total operating expenses                                                       6,582    6,724    6,311
-------------------------------------------------------------------------------------------------------
Operating Income                                                               1,715    1,765    1,762
Other Income (Expense):
 Allowance for equity funds used during construction                              11        9       10
 Deferred return on Plant Vogtle                                                   -        -        -
 Write-off of Plant Vogtle costs                                                   -        -        -
 Income tax reduction for write-off of Plant Vogtle costs                          -        -        -
 Interest income                                                                  32       30       32
 Other, net                                                                      (48)     (41)     (50)
 Income taxes applicable to other income                                          26       57       39
-------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                 1,736    1,820    1,793
-------------------------------------------------------------------------------------------------------
Interest Charges and Preferred Dividends:
 Interest on long-term debt                                                      568      595      684
 Allowance for debt funds used during construction                               (18)     (13)     (12)
 Interest on interim obligations                                                  33       30       16
 Amortization of debt discount, premium, and expense, net                         30       26       14
 Other interest charges                                                           47       87       34
 Preferred and preference dividends of subsidiary companies                       87       93      104
-------------------------------------------------------------------------------------------------------
Net interest charges and preferred and preference dividends                      747      818      840
-------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                   $      989 $  1,002 $    953
=======================================================================================================
Earnings Per Share of Common Stock                                             $1.52    $1.57    $1.51
Average Number of Shares of Common Stock Outstanding (Thousands)             649,927  637,319  631,844
=======================================================================================================

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies


===============================================================================================================
For the Years Ended December 31,                                              1991      1990     1989     1988
(Millions of Dollars)

---------------------------------------------------------------------------------------------------------------
Operating Revenues                                                        $    8,050 $  8,053 $  7,620 $  7,287
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                                         2,237    2,327    2,241    2,213
  Purchased power                                                                468      642      575      562
  Proceeds from settlement of disputed contracts                                (181)       -        -        -
  Other                                                                        1,321    1,161    1,103    1,167
 Maintenance                                                                     637      602      542      547
 Depreciation and amortization                                                   763      749      698      632
 Deferred Plant Vogtle expenses, net                                              16       31      (39)      (8)
 Taxes other than income taxes                                                   432      397      356      362
 Federal and state income taxes                                                  618      520      525      412
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       6,311    6,429    6,001    5,887
---------------------------------------------------------------------------------------------------------------
Operating Income                                                               1,739    1,624    1,619    1,400
Other Income (Expense):
 Allowance for equity funds used during construction                              13       33       71      138
 Deferred return on Plant Vogtle                                                  35       83       48      107
 Write-off of Plant Vogtle costs                                                   -     (281)       -        -
 Income tax reduction for write-off of Plant Vogtle costs                          -       63        -        -
 Interest income                                                                  30       28       28       46
 Other, net                                                                      (57)     (55)     (50)     (30)
 Income taxes applicable to other income                                          21       36       30       23
---------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                 1,781    1,531    1,746    1,684
---------------------------------------------------------------------------------------------------------------
Interest Charges and Preferred Dividends:
 Interest on long-term debt                                                      757      788      791      784
 Allowance for debt funds used during construction                               (18)     (34)     (63)    (130)
 Interest on interim obligations                                                  20       22       12       22
 Amortization of debt discount, premium, and expense, net                          9       10       11       10
 Other interest charges                                                           29       26       26       32
 Preferred and preference dividends of subsidiary companies                      108      115      123      120
---------------------------------------------------------------------------------------------------------------
Net interest charges and preferred and preference dividends                      905      927      900      838
---------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                   $      876 $    604 $    846 $    846
===============================================================================================================
Earnings Per Share of Common Stock                                             $1.39    $0.96    $1.34    $1.36
Average Number of Shares of Common Stock Outstanding (Thousands)             631,307  631,307  631,303  622,292
===============================================================================================================






                                     II-43A

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies


===============================================================================================================
For the Years Ended December 31,                                              1987      1986     1985     1984
(Millions of Dollars)

---------------------------------------------------------------------------------------------------------------
Operating Revenues                                                        $    7,204 $  7,033 $  6,999 $  6,350
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                                         2,303    2,316    2,431    2,197
  Purchased power                                                                552      386      456      435
  Proceeds from settlement of disputed contracts                                   -        -        -        -
  Other                                                                        1,219    1,045      941      840
 Maintenance                                                                     574      576      562      494
 Depreciation and amortization                                                   563      510      471      444
 Deferred Plant Vogtle expenses, net                                            (142)       -        -        -
 Taxes other than income taxes                                                   349      315      303      283
 Federal and state income taxes                                                  517      672      649      576
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       5,935    5,820    5,813    5,269
---------------------------------------------------------------------------------------------------------------
Operating Income                                                               1,269    1,213    1,186    1,081
Other Income (Expense):
 Allowance for equity funds used during construction                             190      312      269      212
 Deferred return on Plant Vogtle                                                 115        -        -        -
 Write-off of Plant Vogtle costs                                                (358)       -        -        -
 Income tax reduction for write-off of Plant Vogtle costs                        129        -        -        -
 Interest income                                                                  77       66       70       61
 Other, net                                                                      (59)     (20)       -       46
 Income taxes applicable to other income                                          19        -      (19)     (42)
---------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                 1,382    1,571    1,506    1,358
---------------------------------------------------------------------------------------------------------------
Interest Charges and Preferred Dividends:
 Interest on long-term debt                                                      776      782      755      679
 Allowance for debt funds used during construction                              (157)    (260)    (254)    (199)
 Interest on interim obligations                                                  24        4       21       16
 Amortization of debt discount, premium, and expense, net                          8        6        3        2
 Other interest charges                                                           29       15       17       15
 Preferred and preference dividends of subsidiary companies                      125      121      119      110
---------------------------------------------------------------------------------------------------------------
Net interest charges and preferred and preference dividends                      805      668      661      623
---------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                   $      577 $    903 $    845 $    735
===============================================================================================================
Earnings Per Share of Common Stock                                             $0.96    $1.56    $1.56    $1.47
Average Number of Shares of Common Stock Outstanding (Thousands)             601,390  580,252  541,244  501,313
===============================================================================================================




                                     II-43B

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies


============================================================================================
For the Years Ended December 31,                                    1994      1993     1992
--------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Net income                                                         $   989  $ 1,002   $  953
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                      1,050    1,011      969
  Deferred income taxes, net                                            (3)     209      221
  Deferred investment tax credits, net                                  (1)     (20)      (6)
  Allowance for equity funds used during construction                  (11)      (9)     (10)
  Deferred Plant Vogtle costs                                           75       36      (31)
  Write-off of Plant Vogtle costs                                        -        -        -
  Non-cash proceeds from settlement of disputed contracts                -        -       (7)
  Other, net                                                            (7)     (45)     (25)
  Changes in certain current assets and liabilities --
   Receivables                                                         114      (55)     (10)
   Inventories                                                        (128)     136      (23)
   Payables                                                             81       43       35
   Taxes accrued                                                         -        3      (62)
   Other                                                               (48)     (64)      (9)
--------------------------------------------------------------------------------------------
Net cash provided from operating activities                          2,111    2,247    1,995
--------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (1,536)  (1,441)  (1,105)
Foreign utility operations                                            (405)    (465)       -
Sales of property                                                      171      262       44
Other                                                                  (87)     (37)      61
--------------------------------------------------------------------------------------------
Net cash used for investing activities                              (1,857)  (1,681)  (1,000)
--------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
 Common stock                                                          279      205       30
 Preferred securities of subsidiary                                    100        -        -
 Preferred stock                                                         -      426      410
 First mortgage bonds                                                  185    2,185    1,815
 Pollution control bonds                                               749      386      208
 Other long-term debt                                                  439      206       48
 Prepaid capacity revenues                                               -        -        -
Retirements:
 Preferred and preference stock                                         (1)    (516)    (326)
 First mortgage bonds                                                 (241)  (2,178)  (2,575)
 Pollution control bonds                                              (732)    (351)    (208)
 Other long-term debt                                                 (307)     (99)     (88)
Interim obligations, net                                                37      114      525
Payment of common stock dividends                                     (766)    (726)    (695)
Miscellaneous                                                          (35)    (137)    (148)
--------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                (293)    (485)  (1,004)
--------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                  (39)      81       (9)
Cash and Cash Equivalents at Beginning of Year                         178       97      106
--------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                        $      139 $    178 $     97
============================================================================================
( ) Denotes use of cash.


CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies


======================================================================================================
For the Years Ended December 31,                                    1991      1990     1989     1988
------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Net income                                                          $  876   $  604   $  846   $  846
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                        968      982      951      837
  Deferred income taxes, net                                            26      158      225      206
  Deferred investment tax credits, net                                 (11)       -       (1)      27
  Allowance for equity funds used during construction                  (13)     (33)     (71)    (138)
  Deferred Plant Vogtle costs                                          (19)     (52)     (87)    (115)
  Write-off of Plant Vogtle costs                                        -      281        -        -
  Non-cash proceeds from settlement of disputed contracts             (141)       -        -        -
  Other, net                                                            45      (10)     (28)      46
  Changes in certain current assets and liabilities --
   Receivables                                                          68        8     (123)     (21)
   Inventories                                                          20      (82)       6      (47)
   Payables                                                            (13)     (41)     (23)      (6)
   Taxes accrued                                                       107       (5)     (15)      29
   Other                                                               (46)     (34)     156      (40)
------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          1,867    1,776    1,836    1,624
------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (1,123)  (1,185)  (1,346)  (1,754)
Foreign utility operations                                               -        -        -        -
Sales of property                                                      291       35        -        -
Other                                                                  (45)      14       54       (2)
------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (877)  (1,136)  (1,292)  (1,756)
------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
 Common stock                                                            -        -        4      194
 Preferred securities of subsidiary                                      -        -        -        -
 Preferred stock                                                       100        -        -      120
 First mortgage bonds                                                  380      300      280      335
 Pollution control bonds                                               126        -      104       73
 Other long-term debt                                                   14       74       74       68
 Prepaid capacity revenues                                              53        -        -        -
Retirements:
 Preferred and preference stock                                       (125)     (96)     (21)     (10)
 First mortgage bonds                                                 (881)    (146)    (201)    (273)
 Pollution control bonds                                              (130)      (3)     (55)      (1)
 Other long-term debt                                                  (70)    (207)     (83)    (108)
Interim obligations, net                                               180       78       27     (300)
Payment of common stock dividends                                     (676)    (676)    (675)    (661)
Miscellaneous                                                          (41)      (8)     (10)     (20)
------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities              (1,070)    (684)    (556)    (583)
------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                   (80)     (44)     (12)    (715)
Cash and Cash Equivalents at Beginning of Year                         186      230      242      957
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $   106  $   186  $  230   $   242
======================================================================================================
( ) Denotes use of cash.





                                     II-45A

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies


======================================================================================================
For the Years Ended December 31,                                    1987      1986     1985     1984
------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Net income                                                         $   577   $  903  $   845    $ 735
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                        742      674      623      581
  Deferred income taxes, net                                           198      465      242      243
  Deferred investment tax credits, net                                  20      132      184      245
  Allowance for equity funds used during construction                 (190)    (312)    (269)    (212)
  Deferred Plant Vogtle costs                                         (257)       -        -        -
  Write-off of Plant Vogtle costs                                      358        -        -        -
  Non-cash proceeds from settlement of disputed contracts                -        -        -        -
  Other, net                                                            87       15       17     (190)
  Changes in certain current assets and liabilities --
   Receivables                                                        (113)      38      (89)     (27)
   Inventories                                                         (62)     (37)     127      (69)
   Payables                                                            125       48       38      187
   Taxes accrued                                                       (34)      24      (65)      32
   Other                                                                42      (56)      84       70
------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          1,493    1,894    1,737    1,595
------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (1,853)  (2,367)  (2,242)  (2,130)
Foreign utility operations                                               -        -        -        -
Sales of property                                                       12        -        1      321
Other                                                                   64       46      126      110
------------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (1,777)  (2,321)  (2,115)  (1,699)
------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
 Common stock                                                          247      379      373      318
 Preferred securities of subsidiary                                      -        -        -        -
 Preferred stock                                                       125      100      150       50
 First mortgage bonds                                                  700      735       20      150
 Pollution control bonds                                               228      386      635      368
 Other long-term debt                                                   81      367       68       28
 Prepaid capacity revenues                                               -      100        -        -
Retirements:
 Preferred and preference stock                                       (160)     (53)      (6)      (6)
 First mortgage bonds                                                 (369)    (875)     (69)     (71)
 Pollution control bonds                                              (122)     (21)       -       (4)
 Other long-term debt                                                  (56)     (55)     (54)     (99)
Interim obligations, net                                               313      (37)     (77)     118
Payment of common stock dividends                                     (628)    (583)    (512)    (444)
Miscellaneous                                                          (58)     (82)     (24)     (22)
------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                 301      361      504      386
------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                   17      (66)     126      282
Cash and Cash Equivalents at Beginning of Year                         940    1,006      880      598
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                          $    957   $  940  $ 1,006    $ 880
======================================================================================================
( ) Denotes use of cash.





                                     II-45B

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


====================================================================================================
At December 31,                                                       1994         1993        1992
----------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                        $    8,778     $ 8,006     $ 8,033
    Nuclear                                                            5,942       5,930       5,912
    Hydro                                                              1,341       1,263       1,253
----------------------------------------------------------------------------------------------------
     Total production                                                 16,061      15,199      15,198
  Transmission                                                         3,504       3,224       3,093
  Distribution                                                         7,243       6,848       6,430
  General                                                              2,380       2,395       2,291
  Construction work in progress                                        1,247       1,031         665
  Nuclear fuel, at amortized cost                                        238         229         257
----------------------------------------------------------------------------------------------------
    Total electric plant                                              30,673      28,926      27,934
----------------------------------------------------------------------------------------------------
Steam Heat Plant                                                          21          21          21
----------------------------------------------------------------------------------------------------
    Total utility plant                                               30,694      28,947      27,955
----------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                             9,567       8,924       8,271
  Steam heat                                                              10          10           9
----------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                       9,577       8,934       8,280
----------------------------------------------------------------------------------------------------
    Total                                                             21,117      20,013      19,675
----------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                    -           -       3,186
----------------------------------------------------------------------------------------------------
    Total                                                             21,117      20,013      16,489
----------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                -           -           -
  Argentine operating concession, being amortized                        446         469           -
  Nuclear decommissioning trusts                                         125          88          52
  Miscellaneous                                                          224         179          75
----------------------------------------------------------------------------------------------------
    Total                                                                795         736         127
----------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                              139         178          97
  Investment securities                                                    -           -         199
  Receivables, net                                                       840         962         742
  Accrued utility revenues                                               218         185         177
  Fossil fuel stock, at average cost                                     354         254         392
  Materials and supplies, at average cost                                553         535         533
  Prepayments                                                            194         148         220
  Vacation pay deferred                                                   70          73          70
----------------------------------------------------------------------------------------------------
    Total                                                              2,368       2,335       2,430
----------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                             1,454       1,546           -
  Deferred Plant Vogtle costs                                            432         507         383
  Deferred fuel charges                                                   47          70          89
  Debt expense, being amortized                                           48          33          28
  Premium on reacquired debt, being amortized                            298         288         222
  Miscellaneous                                                          483         383         270
----------------------------------------------------------------------------------------------------
    Total                                                              2,762       2,827         992
----------------------------------------------------------------------------------------------------
Total Assets                                                      $   27,042     $25,911     $20,038
====================================================================================================

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


================================================================================================================
At December 31,                                                       1991         1990        1989        1988
----------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                          $  7,997     $ 7,661     $ 7,565     $ 6,226
    Nuclear                                                            5,902       5,820       5,976       4,995
    Hydro                                                              1,247       1,222       1,215       1,197
----------------------------------------------------------------------------------------------------------------
      Total production                                                15,146      14,703      14,756      12,418
  Transmission                                                         2,955       2,824       2,683       2,500
  Distribution                                                         6,092       5,738       5,365       4,944
  General                                                              2,196       2,078       2,026       1,865
  Construction work in progress                                          603       1,092       1,006       3,071
  Nuclear fuel, at amortized cost                                        301         354         402         481
----------------------------------------------------------------------------------------------------------------
    Total electric plant                                              27,293      26,789      26,238      25,279
----------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                          20          20          20          20
----------------------------------------------------------------------------------------------------------------
    Total utility plant                                               27,313      26,809      26,258      25,299
----------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                             7,676       7,079       6,492       5,885
  Steam heat                                                               8           8           7           6
----------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                       7,684       7,087       6,499       5,891
----------------------------------------------------------------------------------------------------------------
    Total                                                             19,629      19,722      19,759      19,408
----------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                3,020       2,911       2,759       2,559
----------------------------------------------------------------------------------------------------------------
    Total                                                             16,609      16,811      17,000      16,849
----------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts              202           -           -           -
  Argentine operating concession, being amortized                          -           -           -           -
  Nuclear decommissioning trusts                                          26           2           -           -
  Miscellaneous                                                           83          83          85          88
----------------------------------------------------------------------------------------------------------------
    Total                                                                311          85          85          88
----------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                              106         186         230         242
  Investment securities                                                    -           -           -           -
  Receivables, net                                                       723         793         765         687
  Accrued utility revenues                                               160         151         189         148
  Fossil fuel stock, at average cost                                     445         467         427         490
  Materials and supplies, at average cost                                457         456         413         348
  Prepayments                                                            222         193         192         174
  Vacation pay deferred                                                   70          64          65          63
----------------------------------------------------------------------------------------------------------------
    Total                                                              2,183       2,310       2,281       2,152
----------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                 -           -           -           -
  Deferred Plant Vogtle costs                                            375         364         322         270
  Deferred fuel charges                                                  106         126         143         157
  Debt expense, being amortized                                           23          23          24          24
  Premium on reacquired debt, being amortized                            126          99         103         102
  Miscellaneous                                                          130         137         134          89
----------------------------------------------------------------------------------------------------------------
    Total                                                                760         749         726         642
----------------------------------------------------------------------------------------------------------------
Total Assets                                                      $   19,863     $19,955     $20,092     $19,731
================================================================================================================




                                     II-47A

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


================================================================================================================
At December 31,                                                       1987         1986        1985        1984
----------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                        $    6,157     $ 5,415     $ 5,274     $ 4,740
    Nuclear                                                            4,987       2,490       2,341       2,312
    Hydro                                                              1,192       1,184       1,162         863
 ---------------------------------------------------------------------------------------------------------------
     Total production                                                 12,336       9,089       8,777       7,915
  Transmission                                                         2,388       2,254       2,001       1,878
  Distribution                                                         4,510       4,131       3,793       3,491
  General                                                              1,674       1,504       1,243       1,037
  Construction work in progress                                        2,519       5,162       4,278       3,830
  Nuclear fuel, at amortized cost                                        479         520         497         455
----------------------------------------------------------------------------------------------------------------
    Total electric plant                                              23,906      22,660      20,589      18,606
----------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                          20          35          32          26
----------------------------------------------------------------------------------------------------------------
    Total utility plant                                               23,926      22,695      20,621      18,632
----------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                             5,355       4,879       4,472       4,056
  Steam heat                                                               6          13          11          11
----------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                       5,361       4,892       4,483       4,067
----------------------------------------------------------------------------------------------------------------
    Total                                                             18,565      17,803      16,138      14,565
----------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                2,371       2,212       1,976       1,792
----------------------------------------------------------------------------------------------------------------
    Total                                                             16,194      15,591      14,162      12,773
----------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                -           -           -           -
  Argentine operating concession, being amortized                          -           -           -           -
  Nuclear decommissioning trusts                                           -           -           -           -
  Miscellaneous                                                           70          69          36          32
----------------------------------------------------------------------------------------------------------------
    Total                                                                 70          69          36          32
----------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                              957         940       1,006         880
  Investment securities                                                    -           -           -           -
  Receivables, net                                                       687         657         685         613
  Accrued utility revenues                                               139          83          92          76
  Fossil fuel stock, at average cost                                     513         501         503         649
  Materials and supplies, at average cost                                278         228         188         169
  Prepayments                                                            136          70          22          18
  Vacation pay deferred                                                   59          56          53          49
----------------------------------------------------------------------------------------------------------------
    Total                                                              2,769       2,535       2,549       2,454
----------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                 -           -           -           -
  Deferred Plant Vogtle costs                                            173           -           -           -
  Deferred fuel charges                                                  112         121           -           -
  Debt expense, being amortized                                           25          24          24          22
  Premium on reacquired debt, being amortized                             95          70           -           -
  Miscellaneous                                                           80          73          84          46
----------------------------------------------------------------------------------------------------------------
    Total                                                                485         288         108          68
----------------------------------------------------------------------------------------------------------------
Total Assets                                                      $   19,518     $18,483     $16,855     $15,327
================================================================================================================




                                             II-47B

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


====================================================================================================
At December 31,                                                       1994         1993        1992
----------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                    $    3,283     $ 3,213     $ 1,582
  Paid-in capital                                                      1,711       1,502       2,929
  Premium on preferred stock                                               1           1           2
  Retained Earnings                                                    3,191       2,968       2,721
----------------------------------------------------------------------------------------------------
    Total common equity                                                8,186       7,684       7,234
  Preferred stock                                                      1,332       1,332       1,351
  Preferred stock subject to mandatory redemption                          -           1           8
  Preferred securities of subsidiary                                     100           -           -
  Long-term debt                                                       7,593       7,412       7,241
----------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                     17,211      16,429      15,834
----------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                 575         865         567
  Commercial paper                                                       403          76         260
  Preferred stock due within one year                                      1           1          65
  Long-term debt due within one year                                     228         156         188
  Accounts payable                                                       806         698         646
  Customer deposits                                                      102         103          99
  Taxes accrued                                                          153         206         172
  Interest accrued                                                       190         186         191
  Vacation pay accrued                                                    87          90          86
  Miscellaneous                                                          233         190         242
----------------------------------------------------------------------------------------------------
    Total                                                              2,778       2,571       2,516
----------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                    4,007       3,979           -
  Deferred credits related to income taxes                               987       1,051           -
  Accumulated deferred investment tax credits                            858         900         957
  Prepaid capacity revenues, net                                         138         144         148
  Disallowed Plant Vogtle capacity buyback costs                          60          63          72
  Miscellaneous                                                        1,003         774         511
----------------------------------------------------------------------------------------------------
    Total                                                              7,053       6,911       1,688
----------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                              $   27,042     $25,911     $20,038
====================================================================================================

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


================================================================================================================
At December 31,                                                       1991         1990        1989        1988
----------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                    $    1,578     $ 1,578     $ 1,578     $ 1,577
  Paid-in capital                                                      2,906       2,906       2,906       2,903
  Premium on preferred stock                                               2           3           3           3
  Retained Earnings                                                    2,490       2,296       2,374       2,203
----------------------------------------------------------------------------------------------------------------
    Total common equity                                                6,976       6,783       6,861       6,686
  Preferred stock                                                      1,207       1,207       1,209       1,259
  Preferred stock subject to mandatory redemption                        126         151         191         206
  Preferred securities of subsidiary                                       -           -           -           -
  Long-term debt                                                       7,992       8,458       8,575       8,433
----------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                     16,301      16,599      16,836      16,584
----------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                 302         122          44          17
  Commercial paper                                                         -           -           -           -
  Preferred stock due within one year                                      7           7          61          17
  Long-term debt due within one year                                     217         308         169         190
  Accounts payable                                                       585         616         676         728
  Customer deposits                                                       95          91          89          83
  Taxes accrued                                                          215         144         181         203
  Interest accrued                                                       221         246         233         240
  Vacation pay accrued                                                    84          75          75          74
  Miscellaneous                                                          229         233         252         104
----------------------------------------------------------------------------------------------------------------
    Total                                                              1,955       1,842       1,780       1,656
----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                        -           -           -           -
  Deferred credits related to income taxes                                 -           -           -           -
  Accumulated deferred investment tax credits                          1,004       1,063       1,111       1,161
  Prepaid capacity revenues, net                                         149         100         102          81
  Disallowed Plant Vogtle capacity buyback costs                         110         136          73         104
  Miscellaneous                                                          344         215         190         145
----------------------------------------------------------------------------------------------------------------
    Total                                                              1,607       1,514       1,476       1,491
----------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                              $   19,863     $19,955     $20,092     $19,731
================================================================================================================




                                     II-49A

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


================================================================================================================
At December 31,                                                       1987         1986        1985        1984
----------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                    $    1,534     $ 1,481     $ 1,400     $ 1,305
  Paid-in capital                                                      2,752       2,558       2,259       1,981
  Premium on preferred stock                                               3           5           7           7
  Retained Earnings                                                    2,018       2,089       1,777       1,448
----------------------------------------------------------------------------------------------------------------
    Total common equity                                                6,307       6,133       5,443       4,741
  Preferred stock                                                      1,139       1,214       1,114       1,004
  Preferred stock subject to mandatory redemption                        224         177         194         205
  Preferred securities of subsidiary                                       -           -           -           -
  Long-term debt                                                       8,333       7,813       7,220       6,775
----------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                     16,003      15,337      13,971      12,725
----------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                 317           4          41         118
  Commercial paper                                                         -           -           -           -
  Preferred stock due within one year                                      9          15          51           6
  Long-term debt due within one year                                     192         251         303         162
  Accounts payable                                                       747         737         689         651
  Customer deposits                                                       86          82          80          83
  Taxes accrued                                                          221         259         144         208
  Interest accrued                                                       233         221         226         208
  Vacation pay accrued                                                    68          66          63          58
  Miscellaneous                                                          110         111         117          91
----------------------------------------------------------------------------------------------------------------
    Total                                                              1,983       1,746       1,714       1,585
----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                        -           -           -           -
  Deferred credits related to income taxes                                 -           -           -           -
  Accumulated deferred investment tax credits                          1,180       1,208       1,114         968
  Prepaid capacity revenues, net                                         104         101           -           -
  Disallowed Plant Vogtle capacity buyback costs                          79           -           -           -
  Miscellaneous                                                          169          91          56          49
----------------------------------------------------------------------------------------------------------------
    Total                                                              1,532       1,400       1,170       1,017
----------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                              $   19,518     $18,483     $16,855     $15,327
================================================================================================================


                                                  II-49B

                             ALABAMA POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Alabama Power Company 1994 Annual Report

The management of Alabama Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

    The company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect only authorized transactions of the company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

    The company's system of internal accounting controls is evaluated on an ongoing basis by the company's internal audit staff. The company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

    The audit committee of the board of directors, composed of directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the company's operations are conducted according to a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Alabama Power Company in conformity with generally accepted accounting principles.




/s/ Elmer B. Harris
Elmer B. Harris
President
and Chief Executive Officer




/s/  William B. Hutchins, III
William B. Hutchins, III
Executive Vice President
and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
of Alabama Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (an Alabama corporation and wholly owned subsidiary of The Southern Company) as of December 31, 1994 and 1993, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements (pages II-60 through II-78) referred to above present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

    As explained in Notes 2 and 8 to the financial statements, effective January 1, 1993, the company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.







/s/  Arthur Andersen LLP


Birmingham, Alabama
February 15, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Alabama Power Company 1994 Annual Report

RESULTS OF OPERATIONS

Earnings

Alabama Power Company's 1994 net income after dividends on preferred stock was $356 million, representing a $10 million (2.8 percent) increase from the prior year. This improvement can be attributed to lower operating expenses which decreased 3.0 percent from the previous year as a result of the company's strategy to remain a low-cost producer of electricity. This improvement was partially offset by reduced capacity sales to nonterritorial utilities. Net income was also impacted by the mild weather in 1994.

    In 1993, earnings were $346 million, representing a 2.3 percent increase over the prior year. This increase was due to higher retail energy sales and lower financing costs. These positive factors were partially offset by higher operating costs and a scheduled reduction in capacity sales to non-affiliated utilities.

    The return on average common equity for 1994 was 13.86 percent compared to
13.94 percent in 1993, and 14.02 percent in 1992.

Revenues

The following table summarizes the principal factors that affected operating revenues for the past three years:

===============================================================
                                    Increase (Decrease)
                                      From Prior Year
                          -------------------------------------
                               1994         1993          1992
                          -------------------------------------
                                      (in thousands)
   Retail --
       Change in
           base rates       $     --      $     --     $ 36,348
       Unbilled
           adjustment         28,000            --           --
       Sales growth           45,304        24,960       36,237
       Weather               (39,964)       58,536      (42,709)
       Fuel cost recovery
           and other         (84,344)       96,437      (31,318)
----------------------------------------------------------------
   Total retail              (51,004)      179,933       (1,442)
----------------------------------------------------------------
   Sales for Resale --
       Non-affiliates         (9,345)      (43,686)        (121)
       Affiliates            (17,213)       23,887       (1,287)
----------------------------------------------------------------
   Total sales for resale    (26,558)      (19,799)      (1,408)
   Other operating
       revenues                5,095           635        2,896
----------------------------------------------------------------
   Total operating
       revenues             $(72,467)     $160,769     $     46
================================================================
   Percent change               (2.4)%         5.6%        --  %
================================================================

    Retail revenues of $2.4 billion in 1994 decreased $51 million (2.1 percent) from the prior year, compared with an increase of $180 million (8.0 percent) in 1993. The mild weather during the summer of 1994 and lower fuel cost recovery were the primary reasons for the decrease in retail revenues from 1993. The extreme weather during 1993 and sales growth contributed to the increase in retail revenues over 1992. Fuel revenues, which decreased substantially in 1994, generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and therefore have no effect on net income. In September 1994, the company recorded an additional $28 million (679 million kilowatt-hours) in estimated unbilled revenues due to a change in the estimating procedure for unbilled kilowatt-hours (KWHs) and associated revenues. For additional information concerning unbilled revenues and an offsetting expense, see Note 3 under "Retail Rate Adjustment Procedures."

Alabama Power Company 1994 Annual Report

         Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. These capacity and energy components, as well as the components of the sales to affiliated companies, were:

============================================================
                      1994           1993           1992
                  ------------------------------------------
                                (in thousands)

   Capacity           $165,063       $187,062       $216,113
   Energy              222,579        233,253        239,622
------------------------------------------------------------
   Total              $387,642       $420,315       $455,735
============================================================

    Capacity revenues from non-affiliates remained relatively constant in 1994 but decreased in 1993 due to a scheduled reduction in capacity dedicated to unit power sales customers for the first five months of the year. Capacity revenues from sales to affiliates decreased $22 million in 1994. Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand, the availability, and the variable production cost of generating resources at each company.

    KWH sales for 1994 and the percent change by year were as follows:

===============================================================
                          KWH             Percent Change
                      -----------------------------------------
                        1994       1994       1993         1992
                      -----------------------------------------
                      (millions)

Residential              12,955    (1.7)%      9.2%      (2.1)%
Commercial                9,495     3.4        6.4        1.2
Industrial               19,181     3.2        1.8        4.3
Unbilled
    adjustment              679      -          -          -
Other                       184     1.1        2.8        1.2
                      ---------
Total retail             42,494     3.3        5.1        1.6
Sales for resale -
   Non-affiliates         6,775    (5.2)     (14.8)      (4.9)
   Affiliates             8,433     4.3       12.1       (7.4)
                      ---------
Total                    57,702     2.4%       3.0%      (0.7)%
===============================================================

Expenses

Total operating expenses of $2.3 billion for 1994 were down 3.0 percent compared with the prior year. The decrease was mainly due to less coal-fired generation and a lower average cost of fuel consumed. Coal-fired generation decreased because it was displaced with lower cost nuclear and hydro generation.

    Total operating expenses for 1993 were up 7.0 percent over those recorded in 1992. The increase was mainly attributable to higher production expenses of $95 million to meet increased energy demands.

    Fuel costs are the single largest expense for the company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. Fuel expense decreased in 1994 by $75 million (8.6 percent) from the previous year. This decrease is attributable to the increase in availability of nuclear and hydro generation and a decrease in the cost of fuel. Fuel expense increased in 1993 as a result of increased energy demands during the summer. Fuel cost per KWH generated was 1.56 cents in 1994, 1.73 cents in 1993 and 1.64 cents in 1992.

    Purchased power consists primarily of purchases from the affiliates of the Southern electric system. Purchased power transactions among the company and its affiliates will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company. Purchased capacity from affiliates increased $5 million in 1994. KWH purchases from affiliates decreased 27 percent from the prior year.

    Other operation expenses decreased 2.5 percent in 1994 following a 5.6 percent increase in 1993. The increase in 1993 was primarily the result of environmental cleanup costs, net expenses of a March snowstorm, and the one-time cost of a transportation fleet reduction program, which together totaled $16.1 million.

    Maintenance expenses increased 3.8 percent in 1994 over the previous year due to the establishment of a Natural Disaster Reserve. For additional information concerning the Natural Disaster Reserve, see Note 3 under "Retail Rate Adjustment Procedures."

    Depreciation and amortization expense remained virtually unchanged from the previous year. This is the result of lower average depreciation rates effective January 1994 offset by growth in depreciable plant in service. Depreciation and

Alabama Power Company 1994 Annual Report


amortization expense increased 3.4 percent in 1993 due principally to growth in depreciable plant in service.

    Income taxes increased in 1994 by $17 million (8.2 percent). This is due to higher taxable income. The increase in income tax expense of 2.6 percent for 1993 was primarily attributable to a one percent increase in the corporate federal income tax rate effective January 1, 1993.

    The company contributed $13.5 million to the Alabama Power Foundation, Inc. in 1994, which represents an increase of $10.5 million from the previous year. The Foundation makes distributions to qualified entities which are organized exclusively for charitable, educational, literary, and scientific purposes.

    Total net interest charges and preferred stock dividends continued to decline from amounts reported in the previous year. The declines reflect the significant refinancing activities in 1993 and 1992. In 1994, these costs were $236 million -- down $23 million (9.0 percent). These costs decreased $7.5 million (2.8 percent) in 1993.


Effects of Inflation

The company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to a less regulated, more competitive environment.

    Future earnings in the near term will depend upon growth in electric sales, which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the company's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The company is posturing the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This may enhance the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. In order to address these initiatives, numerous questions must be resolved with the most complex ones relating to transmission pricing, recovery of stranded investments, and developing rate structures for different market segments that reflect the economic costs of serving that market. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless the company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability.

    The scheduled addition of five combustion turbine generating units in 1995 and four more in 1996 will increase related operation and maintenance expenses and depreciation expenses. These additions are to ensure reliable service to its customers during critical peak times.

    Rates to retail customers served by the company are regulated by the Alabama Public Service Commission (APSC). Rates for the company can be adjusted

Alabama Power Company 1994 Annual Report



periodically within certain limitations based on earned retail rate of return compared with an allowed return. See Note 3 to the financial statements for information about other regulatory matters.

    The company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including the company -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB is currently reviewing the accounting for nuclear decommissioning. If current electric utility industry accounting practices for decommissioning are changed: (1) Annual provisions for decommissioning could increase. (2) The estimated cost for decommissioning may be required to be recorded as a liability in the Balance Sheets. In management's opinion -- should these changes be required -- the changes would not have a significant adverse effect on results of operations because of the company's current and expected future ability to recover decommissioning costs through rates. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

    The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that the company has with its sales for resale customers. The FERC currently is reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements under "FERC Reviews Equity Returns" for additional information.

    Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

FINANCIAL CONDITION

Overview

The company's financial condition remained stable in 1994. This stability is the continuation over recent years of growth in energy sales and cost control measures combined with a significant lowering of the cost of capital, achieved through the refinancing and/or redemption of higher-cost long-term debt and preferred stock.

    The company had gross property additions of $537 million in 1994. The majority of funds needed for gross property additions since 1991 have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Statements of Cash Flows provide additional details.

Capital Structure

The company's ratio of common equity to total capitalization was 47.4 percent in 1994 and 1993, compared to 47.6 percent in 1992.

    In 1994, the company issued $150 million of first mortgage bonds and through public authorities, $180 million of pollution control revenue refunding bonds. Composite financing rates as of year-end for 1992 through 1994 were as follows:

================================================================
                                      1994       1993       1992
                                  ------------------------------
   Composite interest rate on
      long-term debt                 7.39%      7.35%      8.00%
   Composite dividend rate on
      preferred stock                6.23%      5.80%      6.76%
================================================================

    The company's current securities ratings are as follows:

==============================================================
                              Duff &                 Standard
                              Phelps     Moody's     & Poor's
                             ---------------------------------
   First Mortgage Bonds         A+          A1           A
   Preferred Stock              A-          a2           A-
==============================================================

Alabama Power Company 1994 Annual Report



Capital Requirements

Capital expenditures are estimated to be $604 million for 1995, $500 million for 1996, and $502 million for 1997. The total is $1.6 billion for the three years. Actual capital costs may vary from this estimate because of factors such as changes in environmental regulations; changes in the existing nuclear plant to meet new regulations; revised load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

    The company does not have any baseload generating plants under construction, and current energy demand forecasts do not require any additional baseload generating units until well into the future. However, the construction of combustion turbine peaking units of approximately 720 megawatts of capacity is planned by 1996 to meet increased peak-hour demands. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will continue.

Other Capital Requirements

In addition to the funds needed for the capital budget, approximately $60 million will be required by the end of 1997 for maturities of first mortgage bonds. Also, the company will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital, as market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on the Southern electric system. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance began in 1995 and affected eight generating plants -- some 10,000 megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

    In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

    The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

   The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures were required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment will be installed on all fossil-fired units. Construction expenditures for Phase I compliance are estimated to total approximately $300 million through 1995 for The Southern Company, of which the company's portion is approximately $30 million.

    For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances, depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, compliance could require total estimated construction expenditures of $150 million for The Southern Company, of which the company's portion is approximately $80 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

Alabama Power Company 1994 Annual Report


   An average increase of up to 2 percent in annual revenue requirements from customers could be necessary to fully recover the company's cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

   Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study by November 1995. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

   A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

   The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA issued proposed rules in November 1994 and is required to take final action on this issue in 1996. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In 1995, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

   In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

    The company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the company could incur costs to clean up properties currently or previously owned. The company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites.

   Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; and the Endangered Species Act. Changes to these laws could affect many areas of The Southern Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

   Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Southern electric system. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

It is anticipated that the funds required will be derived from sources in form and quantity similar to those used in the past. To issue additional first mortgage bonds and preferred stock, the company must comply with certain earnings coverage requirements designated in its mortgage indenture and

Alabama Power Company 1994 Annual Report


corporate charter. The company's coverages are at a level that would permit any necessary amount of security sales at current interest and dividend rates.

    As required by the Nuclear Regulatory Commission and as ordered by the APSC, the company has established external trust funds for nuclear decommissioning costs. In 1994, the company also established an external trust fund for postretirement benefits as ordered by the APSC. The cumulative effect of funding these items over a long period will diminish internally funded capital and may require capital from other sources. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."


STATEMENTS OF INCOME
For the Years Ended December 31, 1994, 1993, and 1992
Alabama Power Company 1994 Annual Report

====================================================================================================
                                                                      1994         1993         1992
----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Operating Revenues (Notes 1, 3 and 7):
Revenues                                                        $2,770,380   $2,825,634   $2,688,752
Revenues from affiliates                                           164,762      181,975      158,088
----------------------------------------------------------------------------------------------------
Total operating revenues                                         2,935,142    3,007,609    2,846,840
----------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                             801,948      877,099      794,438
  Purchased power from non-affiliates                               15,158       15,230       14,242
  Purchased power from affiliates                                  100,888      120,330      107,230
  Other                                                            458,917      470,815      445,836
Maintenance                                                        262,102      252,506      237,071
Depreciation and amortization                                      292,420      290,310      280,881
Taxes other than income taxes                                      183,425      178,997      172,095
Federal and state income taxes (Note 8)                            224,280      207,210      201,925
----------------------------------------------------------------------------------------------------
Total operating expenses                                         2,339,138    2,412,497    2,253,718
----------------------------------------------------------------------------------------------------
Operating Income                                                   596,004      595,112      593,122
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)         3,239        3,260        2,071
Income from subsidiary (Note 6)                                      3,588        4,127        4,635
Charitable foundation                                              (13,500)      (3,000)      (6,887)
Interest income                                                     16,944       20,775       14,804
Other, net                                                         (30,569)     (24,420)     (11,019)
Income taxes applicable to other income                             16,834       10,239        8,947
----------------------------------------------------------------------------------------------------
Income Before Interest Charges                                     592,540      606,093      605,673
----------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                         178,045      184,861      206,871
Allowance for debt funds used during construction (Note 1)          (3,548)      (2,992)      (2,416)
Interest on interim obligations                                      5,939        3,760        3,704
Amortization of debt discount, premium, and expense, net             9,623        8,937        4,392
Other interest charges                                              19,908       35,474       19,381
----------------------------------------------------------------------------------------------------
Net interest charges                                               209,967      230,040      231,932
----------------------------------------------------------------------------------------------------
Net Income                                                         382,573      376,053      373,741
Dividends on Preferred Stock                                        26,235       29,559       35,186
----------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $  356,338   $  346,494   $  338,555
====================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1994, 1993, and 1992
Alabama Power Company 1994 Annual Report

=============================================================================================
                                                                1994        1993        1992
---------------------------------------------------------------------------------------------
                                                                         (in thousands)
Operating Activities:
Net income                                                $  382,573  $  376,053  $  373,741
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                            359,791     356,499     338,421
    Deferred income taxes and investment tax credits         (32,613)     32,994      23,514
    Allowance for equity funds used during construction       (3,239)     (3,260)     (2,071)
    Other, net                                                28,656      36,493      (3,298)
    Changes in certain current assets and liabilities --
      Receivables, net                                        19,390      19,215     (11,010)
      Inventories                                            (38,946)     51,630      12,704
      Payables                                               (21,240)     31,544       2,158
      Taxes accrued                                            6,856      (9,959)    (21,120)
      Energy cost recovery, retail                            16,907     (56,128)     45,509
      Other                                                  (14,235)    (21,110)     10,629
---------------------------------------------------------------------------------------------
Net cash provided from operating activities                  703,900     813,971     769,177
---------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                    (536,785)   (435,843)   (367,463)
Sale of property                                                   -           -      43,556
Other                                                        (26,632)       (741)    (13,379)
---------------------------------------------------------------------------------------------
Net cash used for investing activities                      (563,417)   (436,584)   (337,286)
---------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
  Preferred stock                                                  -     158,000     150,000
  First mortgage bonds                                       150,000     860,000     745,000
  Other long-term debt                                       208,720     180,314      48,382
Retirements:
  Preferred stock                                                  -    (207,000)   (145,000)
  First mortgage bonds                                       (20,387)   (699,788)   (931,797)
  Other long-term debt                                      (305,380)   (181,329)    (54,223)
Interim obligations, net                                     139,882    (156,917)    120,917
Payment of preferred stock dividends                         (25,431)    (32,099)    (35,704)
Payment of common stock dividends                           (268,000)   (252,900)   (273,300)
Miscellaneous                                                 (8,444)    (56,064)    (53,697)
---------------------------------------------------------------------------------------------
Net cash used for financing activities                      (129,040)   (387,783)   (429,422)
---------------------------------------------------------------------------------------------
Net Change in Cash                                            11,443     (10,396)      2,469
Cash at Beginning of Year                                      3,233      13,629      11,160
---------------------------------------------------------------------------------------------
Cash at End of Year                                       $   14,676  $    3,233  $   13,629
=============================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
  Interest (net of amount capitalized)                    $  183,445  $  176,805  $  219,263
  Income taxes                                               231,831     175,591     197,693
---------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1994 and 1993
Alabama Power Company 1994 Annual Report

===============================================================================================
ASSETS                                                                      1994           1993
-----------------------------------------------------------------------------------------------
                                                                                (in thousands)
Utility Plant:
Plant in service, at original cost (Note 1)                          $10,052,772     $9,757,141
Less accumulated provision for depreciation                            3,598,604      3,384,156
-----------------------------------------------------------------------------------------------
                                                                       6,454,168      6,372,985
Nuclear fuel, at amortized cost                                          101,630         93,551
Construction work in progress                                            317,779        225,786
-----------------------------------------------------------------------------------------------
Total                                                                  6,873,577      6,692,322
-----------------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 6)                  26,985         29,201
Nuclear decommissioning trusts (Note 1)                                   71,014         49,550
Miscellaneous                                                             16,970         20,434
-----------------------------------------------------------------------------------------------
Total                                                                    114,969         99,185
-----------------------------------------------------------------------------------------------
Current Assets:
Cash                                                                      14,676          3,233
Receivables-
  Customer accounts receivable                                           308,561        312,090
  Other accounts and notes receivable                                     22,547         48,808
  Affiliated companies                                                    29,303         40,216
  Accumulated provision for uncollectible accounts                        (2,297)        (2,632)
Refundable income taxes                                                   16,011         11,940
Fossil fuel stock, at average cost                                       119,555         88,481
Materials and supplies, at average cost                                  184,600        176,728
Prepayments-
  Income taxes                                                            19,196         18,980
  Other                                                                   84,354         60,227
Vacation pay deferred                                                     20,442         22,680
-----------------------------------------------------------------------------------------------
Total                                                                    816,948        780,751
-----------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes  (Note 8)                       451,886        469,010
Debt expense, being amortized                                              7,370          7,064
Premium on reacquired debt, being amortized                              101,851        102,634
Uranium enrichment decontamination and decommissioning fund (Note 1)      42,996         45,554
Miscellaneous                                                             49,620         52,163
-----------------------------------------------------------------------------------------------
Total                                                                    653,723        676,425
-----------------------------------------------------------------------------------------------
Total Assets                                                          $8,459,217     $8,248,683
===============================================================================================
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1994 and 1993
Alabama Power Company 1994 Annual Report

===============================================================================================
CAPITALIZATION AND LIABILITIES                                              1994           1993
-----------------------------------------------------------------------------------------------
                                                                               (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                   $2,614,405     $2,526,348
Preferred stock                                                          440,400        440,400
Long-term debt                                                         2,455,013      2,362,852
-----------------------------------------------------------------------------------------------
Total                                                                  5,509,818      5,329,600
-----------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 10)                                 796         58,998
Notes payable to banks                                                         -         40,000
Commercial paper                                                         179,882              -
Accounts payable-
  Affiliated companies                                                    60,334         62,507
  Other                                                                  258,657        272,491
Customer deposits                                                         30,245         31,198
Taxes accrued-
  Federal and state income                                                 6,848         25,730
  Other                                                                   15,589         14,414
Interest accrued                                                          52,516         52,809
Vacation pay accrued                                                      20,442         22,680
Miscellaneous                                                             57,047         50,426
-----------------------------------------------------------------------------------------------
Total                                                                    682,356        631,253
-----------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes  (Note 8)                            1,181,342      1,165,127
Accumulated deferred investment tax credits                              317,018        329,909
Prepaid capacity revenues, net  (Note 7)                                 138,421        143,762
Uranium enrichment decontamination and decommissioning fund  (Note 1)     39,413         39,644
Deferred credits related to income taxes  (Note 8)                       405,256        440,945
Natural disaster reserve                                                  28,750              -
Miscellaneous                                                            156,843        168,443
-----------------------------------------------------------------------------------------------
Total                                                                  2,267,043      2,287,830
-----------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 3, 4, 5, 6, 7, and 11)
Total Capitalization and Liabilities                                  $8,459,217     $8,248,683
===============================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CAPITALIZATION
At December 31, 1994 and 1993
Alabama Power Company 1994 Annual Report

=================================================================================================
                                                             1994        1993     1994     1993
-------------------------------------------------------------------------------------------------
                                                              (in thousands)   (percent of total)
Common Stock Equity:
Common stock, par value $40 per share --
  Authorized -- 6,000,000 shares
  Outstanding -- 5,608,955 shares in
    1994 and 1993                                       $  224,358  $  224,358
Paid-in capital                                          1,304,645   1,304,645
Premium on preferred stock                                     146         146
Retained earnings (Note 12)                              1,085,256     997,199
-------------------------------------------------------------------------------------------------
Total common stock equity                                2,614,405   2,526,348    47.4 %   47.4 %
-------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$1 par value --
  Authorized -- 27,500,000 shares
  Outstanding -- 12,020,200 shares
    $25 stated capital --
      6.40%                                                 50,000      50,000
      6.80%                                                 38,000      38,000
      7.60%                                                150,000     150,000
      Adjustable rate
        6.26% - at January 1, 1995                          50,000      50,000
    $100 stated capital --
      Auction rate - at January 1, 1995:  4.59%             50,000      50,000
    $100,000 stated capital --
      Auction rate - at January 1, 1995:  4.64%             20,000      20,000
$100 par value --
  Authorized -- 3,850,000 shares
  Outstanding -- 824,000 shares
    4.20% to 4.52%                                          41,400      41,400
    4.60% to 4.92%                                          29,000      29,000
    5.96% to 6.88%                                          12,000      12,000
-------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $27,421,000)         440,400     440,400     8.0      8.3
-------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
  Maturity                     Interest Rates
  --------                     --------------
  March 1, 1996                4 1/2%                       60,000      60,000
  February 1, 1998             5 1/2%                       50,000      50,000
  August 1, 1999               6 3/8%                      170,000     170,000
  2000 through 2003            6% to 7%                    500,000     500,000
  2007                         7 1/4%                      175,000     175,000
  2017                         10 5/8%                           -      15,243
  2021 through 2024            7.30% to 9 1/4%           1,044,856     900,000
-------------------------------------------------------------------------------------------------
Total first mortgage bonds                               1,999,856   1,870,243
Pollution control obligations                              476,140     476,140
Other long-term debt                                         9,754     106,414
Unamortized debt premium (discount), net                   (29,941)    (30,947)
-------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $183,592,000)                           2,455,809   2,421,850
Less amount due within one year (Note 10)                      796      58,998
-------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year      2,455,013   2,362,852    44.6     44.3
-------------------------------------------------------------------------------------------------
Total Capitalization                                    $5,509,818  $5,329,600   100.0 %  100.0 %
=================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1994, 1993, and 1992
Alabama Power Company 1994 Annual Report

=====================================================================================
                                                       1994         1993         1992
-------------------------------------------------------------------------------------
                                                                  (in thousands)
Balance at Beginning of Year                     $  997,199   $  914,148   $  857,734
Net income after dividends on preferred stock       356,338      346,494      338,555
Cash dividends on common stock                     (268,000)    (252,900)    (273,300)
Preferred stock transactions, net                      (118)     (10,587)      (8,732)
Other adjustments to retained earnings                 (163)          44         (109)
-------------------------------------------------------------------------------------
Balance at End of Year (Note 12)                 $1,085,256   $  997,199   $  914,148
=====================================================================================
The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 1994 Annual Report


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Alabama Power Company (the company) is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and The Southern Development and Investment Group
(SDIG). The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services upon request to The Southern Company and to the subsidiary companies. Southern Communications, beginning in mid-1995, will provide digital wireless communications services -- over the 800-megahertz frequency band -- to The Southern Company's subsidiaries and also will market these services to the public within the Southeast. Southern Electric designs, builds, owns and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. SDIG develops new business opportunities related to energy products and services.

    The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The company is also regulated by the FERC and the Alabama Public Service Commission (APSC). The company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective regulatory commissions.

    Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to:

================================================================
                                             1994        1993
                                            --------------------
                                              (in thousands)
  Deferred income taxes                     $451,886   $469,010
  Premium on reacquired debt                 101,620    102,216
  Department of Energy assessments            42,996     45,554
  Vacation pay                                20,442     22,680
  Work force reduction costs                   3,664      5,468
  Deferred income tax credits               (405,256)  (440,945)
  Natural disaster reserve                   (28,750)         -
  Other, net                                  45,956     26,824
----------------------------------------------------------------
  Total                                     $232,558   $230,807
================================================================

    In the event that a portion of the company's operations are no longer subject to the provisions of Statement No. 71, the company would be required to write off related regulatory assets and liabilities. In addition, the company would be required to determine any impairment to other assets, including plant, and write down the assets to their fair value.

Revenues and Fuel Costs

The company accrues revenues for services rendered but unbilled at the end of each fiscal period. For additional information concerning unbilled revenues, see
Note 3 under "Retail Rate Adjustment Procedures."

    The company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1994, uncollectible

Alabama Power Company 1994 Annual Report


accounts continued to average less than 1 percent of revenues.

    Fuel costs are expensed as the fuel is used. The company's electric rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $65 million in 1994, $62 million in 1993, and $48 million in 1992. The company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2012 and 2014 at Plant Farley units 1 and 2, respectively.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15- year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The company estimates its remaining liability at December 31, 1994, under this law to be approximately $43 million. This obligation is recognized in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.2 percent in 1994 and 3.3 percent in both 1993 and 1992. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of decommissioning nuclear facilities.

         In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over set periods of time as approved by the APSC. Earnings on the trust fund are considered in determining decommissioning expense. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

         Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated cost of decommissioning -- both site study costs and ultimate costs -- at December 31, 1994, for Plant Farley were as follows:

==============================================================
                                                    Plant
                                                    Farley
                                                 -------------
    Site study basis (year)                          1993

    Decommissioning periods:
        Beginning year                               2017
        Completion year                              2029
--------------------------------------------------------------
                                                (in millions)
    Site study costs:
        Radiated structures                          $409
        Non-radiated structures                        75
        Other                                          94
--------------------------------------------------------------
    Total                                            $578
==============================================================
                                                (in millions)
    Ultimate costs:
        Radiated structures                        $1,258
        Non-radiated structures                       231
        Other                                         289
--------------------------------------------------------------
    Total                                          $1,778
==============================================================

Alabama Power Company 1994 Annual Report



                                                (in millions)
    Amount expensed in 1994                           $18
--------------------------------------------------------------
    Accumulated provisions:
        Balance in external trust funds             $  71
        Balance in internal reserves                   51
--------------------------------------------------------------
    Total                                            $122
==============================================================

    Assumed in ultimate costs:
        Inflation rate                                4.5%
        Trust earning rate                            7.0
--------------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity -- sinking fund -- method as approved by the APSC. The decommissioning costs approved for ratemaking are $578 million for Plant Farley.

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.

Income Taxes

The company provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

     Effective January 1, 1993, the company adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 8 for additional information about Statement No. 109.

Allowance For Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rate used to determine the amount of allowance was 7.9 percent in 1994, 7.8 percent in 1993, and 7.9 percent in 1992. AFUDC, net of income tax, as a percent of net income after dividends on preferred stock was 1.5 percent in both 1994 and 1993 and 1.1 percent in 1992.

Utility Plant

Utility plant is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, the company's only financial instrument that the carrying amount did not approximate fair value at December 31 was as follows:

==============================================================
                                           Long-Term Debt
                                     -------------------------
                                       Carrying         Fair
   Year                                 Amount         Value
                                     -------------  ----------
                                             (in millions)

   1994                               $2,446           $2,323
   1993                                2,315            2,439
==============================================================

    The fair value for long-term debt was based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Vacation Pay

The company's employees earn their vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as

Alabama Power Company 1994 Annual Report



an allowable expense only when paid. Consistent with this ratemaking treatment, the company accrues a current liability for earned vacation pay and records a current regulatory asset representing future recoverability of this cost. The amount was $20 million and $23 million at December 31, 1994 and 1993, respectively. In 1995, an estimated 64 percent of the 1994 deferred vacation cost will be expensed and the balance will be charged to construction and other accounts.

Natural Disaster Reserve

    In September 1994, in response to a request by the company, the APSC issued an order allowing the company to establish a Natural Disaster Reserve. As of December 31, 1994, the accumulated provision amounted to $28.8 million. Regulatory treatment by the APSC allows the company to accrue $250 thousand per month until the maximum accumulated provision of $32 million is attained. For additional information concerning the Natural Disaster Reserve, see Note 3 under "Retail Rate Adjustment Procedures."

2.   RETIREMENT BENEFITS

Pension Plan

The company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trusts are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

The company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Qualified trusts are funded to the extent deductible under federal income tax regulations. Amounts funded are primarily invested in debt and equity securities. In December 1993, the APSC issued an accounting policy statement which requires the company to externally fund net annual postretirement benefits.

     Effective January 1, 1993, the company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." Because the adoption of Statement No. 106 was reflected in rates, it did not have a material impact on net income.

    Prior to 1993, the company recognized these benefit costs on an accrual basis using the "aggregate cost" actuarial method, which spreads the expected cost of such benefits over the remaining periods of employees' service as a level percentage of payroll costs. The total costs of such benefits recognized by the company in 1992 were $15.2 million.

Funded Status and Cost of Benefits

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

============================================================
                                                Pension
                                          ------------------
                                            1994      1993
                                          ------------------
                                             (in millions)
   Actuarial present value of
      benefit obligations:
        Vested benefits                   $   522   $   523
        Non-vested benefits                    18        20
------------------------------------------------------------
   Accumulated benefit obligation             540       543
   Additional amounts related to
      projected salary increases              174       153
------------------------------------------------------------
  Projected benefit obligation                714       696
   Less:
      Fair value of plan assets             1,059     1,121
      Unrecognized net gain                  (251)     (349)
      Unrecognized prior service cost          23        25
      Unrecognized transition asset           (51)      (56)
============================================================
   Prepaid asset recognized in the
      Balance Sheets                      $    66    $   45
============================================================

Alabama Power Company 1994 Annual Report

===========================================================
                                           Postretirement
                                              Medical
                                        -------------------
                                          1994       1993
                                        -------------------
                                           (in millions)

   Actuarial present value of
     benefit obligation:
        Retirees and dependents           $  69      $  67
        Employees eligible to retire         22         21
        Other employees                      90         95
-----------------------------------------------------------
   Accumulated benefit obligation           181        183
   Less:
      Fair value of plan assets              56         39
      Unrecognized net loss                   6         18
      Unrecognized transition
        obligation                           96        102
-----------------------------------------------------------
   Accrued liability recognized
      in the Balance Sheets               $  23      $  24
===========================================================

===========================================================
                                           Postretirement
                                                Life
                                         ------------------
                                          1994       1993
                                         ------------------
                                           (in millions)
   Actuarial present value of
     benefit obligation:
        Retirees and dependents           $  27      $  27
        Other employees                      29         29
-----------------------------------------------------------
 Accumulated benefit obligation              56         56
   Less:
      Fair value of plan assets               5          1
      Unrecognized net gain                  (6)        (4)
      Unrecognized transition
        obligation                           24         26
-----------------------------------------------------------
   Accrued liability recognized
      in the Balance Sheets               $  33      $  33
===========================================================

    The weighted average rates assumed in the actuarial calculations were:

===========================================================
                                1994       1993      1992
                               ----------------------------
   Discount                      8.0%       7.5%      8.0%
   Annual salary increase        5.5        5.0       6.0
   Long-term return on
     plan assets                 8.5        8.5       8.5
===========================================================

     An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 10.5 percent for 1994, decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1.0 percent would increase the accumulated medical benefit obligation as of December 31, 1994, by $33 million and the aggregate of the service and interest cost components of the net retiree medical cost by $4 million.

     Components of the plans' net income are shown below:

==================================================================
                                               Pension
------------------------------------------------------------------
                                       1994     1993       1992
                                     -----------------------------
                                            (in millions)
   Benefits earned during
      the year                        $  20.8 $   20.6   $ 20.6
   Interest cost on projected
      benefit obligation                 51.2     50.4     48.2
   Actual (return) loss on plan
      assets                             23.5   (146.3)   (45.8)
   Net amortization and deferral       (116.2)    63.3    (29.3)
------------------------------------------------------------------
   Net pension cost (income)         $  (20.7)$  (12.0) $  (6.3)
==================================================================

         Of the above net pension amounts, $(15.7) million in 1994, $(8.9) million in 1993, and $(5.1) million in 1992 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

============================================================
                                            Postretirement
                                               Medical
                                          ------------------
                                            1994       1993
                                          ------------------
                                             (in millions)

     Benefits earned during the year       $  6        $  5
     Interest cost on accumulated
        benefit obligation                   14          12
     Amortization of transition
        obligation                            5           5
     Actual (return) loss on plan
        assets                                1          (5)
     Net amortization and deferral           (4)          2
------------------------------------------------------------
     Net postretirement cost                $22         $19
============================================================

Alabama Power Company 1994 Annual Report

=============================================================
                                             Postretirement
                                                 Life
                                           ------------------
                                            1994       1993
                                           ------------------
                                             (in millions)

     Benefits earned during the year         $2         $2
     Interest cost on accumulated
        benefit obligation                    4          4
     Amortization of transition
        obligation                            1          1
-------------------------------------------------------------
     Net postretirement cost                 $7         $7
=============================================================

    Of the above net postretirement medical and life insurance costs recorded in 1994 and 1993, $23 million and $22 million, respectively, were charged to operating expenses and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

The company has incurred additional costs for work force reduction programs. The costs related to these programs were $8.2 million, $16.1 million and $13.4 million for the years 1994, 1993 and 1992, respectively. A portion of the cost of these programs was deferred and is being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $3.7 million at December 31, 1994.

3.   LITIGATION AND REGULATORY MATTERS

Retail Rate Adjustment Procedures

In November 1982, the APSC adopted rates that provide for periodic adjustments based upon the company's earned return on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities in retail service. Both increases and decreases have been placed into effect since the adoption of these rates. The last rate adjustment was effective in January 1992. The rate adjustment procedures allow a return on common equity range of 13.0 percent to 14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year.

    In February 1993, the APSC ordered - at the company's request - a moratorium on rate increases for the first two quarters of 1993, which facilitated the transition of an accounting change. This accounting change permitted the accrual of estimated operation and maintenance expenses related to nuclear refueling outages during the period between outages rather than at the time the expenses are incurred.

     Also, in 1994, the APSC issued an order - at the company's request - allowing the company to establish a natural disaster reserve not to exceed $32 million and to change the estimating procedure for unbilled kilowatt-hours and associated revenues for service rendered but unbilled at the end of each month. This change in estimate resulted in an increase in unbilled revenues for September 1994 of $28 million, which offset the initial accrual for the natural disaster reserve for the same amount. Additional monthly accruals of $250 thousand will be made until the reserve maximum is attained. In addition, a moratorium on rate increases through the third quarter of 1995 was approved.

    The ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

Heat Pump Financing Suit

In September 1990, two customers of the company filed a civil complaint in the Circuit Court of Shelby County, Alabama, against the company seeking to represent all persons who, prior to June 23, 1989, entered into agreements with the company for the financing of heat pumps and other merchandise purchased from vendors other than the company. The plaintiffs contended that the company was required to obtain a license under the Alabama Consumer Finance Act to engage in the business of making consumer loans. The plaintiffs were seeking an order declaring these agreements null and void and requiring the company to refund all payments -- principal and interest -- made under these agreements. The aggregate amount under these agreements, together with interest paid, currently is estimated to be $40 million.

    In June 1993, the court ordered the company to refund or forfeit interest of approximately $10 million because of the company's failure to obtain such license. However, the court's order did not require any refund or forfeiture with respect to any principal payments under the agreements at issue. The company has appealed the court's order to the Supreme Court of Alabama.

    The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material effect on the

Alabama Power Company 1994 Annual Report


company's financial statements.

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts. Any changes in the rate of return on common equity that may require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

    In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds began in October 1994 and is scheduled to continue until January 1996.

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings, and refunds were ordered, the amount of refunds could range up to approximately $34 million at December 31, 1994. Although the final outcome of this matter cannot now be determined; in management's opinion, the final outcome will not have a material effect on the company's financial statements.

4.   CAPITAL BUDGET

The company's capital expenditures are currently estimated to total $604 million in 1995, $500 million in 1996, and $502 million in 1997. The estimates include AFUDC of $10 million in 1995 and $9 million in both 1996 and 1997. The estimates for property additions for the three-year period includes $42.5 million committed to meeting the requirements of the Clean Air Act. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1994, significant purchase commitments were outstanding in connection with the construction program. The company does not have any new baseload generating plants under construction. However, the construction of combustion turbine peaking units of approximately 720 megawatts is planned to be completed by 1996. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

5.   FINANCING,  INVESTMENT,  AND
     COMMITMENTS

General

To the extent possible, the company's construction program is expected to be financed primarily from internal sources. Short-term debt will be utilized at appropriate levels. The amounts available are discussed below. The company may issue additional long-term debt and preferred stock for the purposes of debt maturities, redeeming higher-cost securities, and meeting additional capital requirements.

Financing

The ability of the company to finance its capital budget depends on the amount of funds generated internally and the funds it can raise by external financing. The company's primary sources of external financing are sales of first mortgage bonds and preferred stock to the public and receipt of additional paid-in capital from The Southern Company. In order to issue additional first mortgage bonds and preferred stock, the company must comply with certain earnings coverage requirements contained in its mortgage indenture and corporate charter. The most restrictive of these provisions requires, for the issuance of additional first mortgage bonds, that before-income-tax earnings, as defined, cover pro forma annual interest charges on outstanding first mortgage bonds at

Alabama Power Company 1994 Annual Report


least twice; and for the issuance of additional preferred stock, that gross income available for interest cover pro forma annual interest charges and preferred stock dividends at least one and one-half times. The company's coverages are at a level that would permit any necessary amount of security sales at current interest and dividend rates.

Bank Credit Arrangements

The company, along with The Southern Company and Georgia Power Company, has entered into agreements with several banks outside the service area to provide $400 million of revolving credit to the companies through June 30, 1997. To provide liquidity support for commercial paper programs, the company and Georgia Power Company have exclusive right to $135 million and $165 million, respectively, of the available credit. The companies have the option of converting the short-term borrowings into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements provide for payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Additionally, the company maintains committed lines of credit in the amount of $349 million which expire at various times during 1995 and, in certain cases, provide for average annual compensating balances. Because the arrangements are based on an average balance, the company does not consider any of its cash balances to be restricted as of any specific date. Moreover, the company borrows from time to time pursuant to arrangements with banks for uncommitted lines of credit.

    At December 31, 1994, the company had regulatory approval to have outstanding up to $530 million of short-term borrowings.

Assets Subject to Lien

The company's mortgage, as amended and supplemented, securing the first mortgage bonds issued by the company, constitutes a direct lien on substantially all of the company's fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations through year 2013 were approximately $9.4 billion at December 31, 1994. Additional commitments for coal and for nuclear fuel will be required in the future to supply the company's fuel needs.

Operating Leases

The company has entered into coal rail car rental agreements with various terms and expiration dates. At December 31, 1994, estimated minimum rental commitments for noncancellable operating leases were as follows:

============================================================
Year                                             Amounts
----                                         ---------------
                                              (in millions)
1995                                             $  0.5
1996                                                2.8
1997                                                2.8
1998                                                2.8
1999                                                2.8
2000 and thereafter                                59.5
------------------------------------------------------------
Total minimum payments                            $71.2
============================================================

6.   FACILITY SALES AND JOINT OWNERSHIP
     AGREEMENTS

The company and Georgia Power Company own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,019,680 kilowatts, together with associated transmission facilities. The capacity of these units is sold equally to the company and Georgia Power Company under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, interest expense and a return on equity, whether or not SEGCO has any capacity and energy available. The company's share of expenses totaled $74 million in 1994, $86 million in 1993 and $73 million in 1992, and is included in "Purchased power from affiliates" in the Statements of Income.

Alabama Power Company 1994 Annual Report


    In addition, the company has guaranteed unconditionally the obligation of SEGCO under an installment sale agreement for the purchase of certain pollution control facilities at SEGCO's generating units, pursuant to which $24.5 million principal amount of pollution control revenue bonds are outstanding. Georgia Power Company has agreed to reimburse the company for the pro rata portion of such obligation corresponding to its then proportionate ownership of stock of SEGCO if the company is called upon to make such payment under its guaranty.

    At December 31, 1994, the capitalization of SEGCO consisted of $54 million of equity and $78 million of long-term debt on which the annual interest requirement is $5.1 million. SEGCO paid dividends totaling $11.6 million in 1994, $11.3 million in 1993, and $12.0 million in 1992, of which one-half of each was paid to the company. SEGCO's net income was $7.2 million, $8.3 million, and $9.3 million for 1994, 1993 and 1992, respectively.

    The company's percentage ownership and investment in jointly-owned generating plants at December 31, 1994, follows:


================================================================
                             Total
                            Megawatt         Company
     Facility (Type)        Capacity        Ownership
---------------------       --------        ---------
   Greene County               500            60.00%    (1)
   (coal)
   Plant Miller
      Units 1 and 2          1,320            91.84%    (2)
   (coal)
================================================================
(1)  Jointly owned with an affiliate, Mississippi Power Company.
(2)  Jointly owned with Alabama Electric Cooperative, Inc.

================================================================
                             Company         Accumulated
        Facility           Investment        Depreciation
----------------------     ----------        -------------
                                    (in millions)
   Greene County               $ 89                $ 39
   Plant Miller
      Units 1 and 2            $708                $264
----------------------------------------------------------------

7.   LONG-TERM POWER SALES AGREEMENTS

General

The company and the operating affiliates of The Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. Other agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The company's capacity revenues have been as follows:

================================================================
                       Unit         Other
       Year           Power       Long-Term        Total
----------------------------------------------------------------
                                 (in millions)
       1994             $152         $  7            $159
       1993              144           15             159
       1992              177            9             186
================================================================

    Unit power from Plant Miller is being sold to Florida Power Corporation
(FPC), Florida Power & Light Company (FP&L), Jacksonville Electric Authority
(JEA) and the City of Tallahassee, Florida. Under these agreements, approximately 1,200 megawatts of capacity, a slight increase over 1994, is scheduled to be sold during 1995 and will remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 -- until the expiration of the contracts in 2010.

Alabama Municipal Electric Authority (AMEA) Capacity Contracts

In August 1986, the company entered into a firm power purchase contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum 100 megawatts) for a period of 15 years commencing September 1, 1986 (1986 Contract). In October 1991, the company entered into a second firm power purchase contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years commencing October 1, 1991 (1991 Contract). In both contracts the power will be sold to AMEA for its member municipalities that previously were served directly by the company as

Alabama Power Company 1994 Annual Report


wholesale customers. Under the terms of the contracts, the company received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements, discounted at effective annual rates of 9.96 percent and 11.19 percent for the 1986 and 1991 Contracts, respectively. These payments are being recognized as operating revenues and the discounts are being amortized to other interest expense as scheduled capacity is made available over the terms of the contracts.

    In order to secure AMEA's advance payments and the company's performance obligation under the contracts, the company issued and delivered to an escrow agent first mortgage bonds representing the maximum amount of liquidated damages payable by the company in the event of a default under the contracts. No principal or interest is payable on such bonds unless and until a default by the company occurs. As the liquidated damages decline under the contracts, a portion of the bonds equal to the decreases are returned to the company. At December 31, 1994, $146 million of such bonds was held by the escrow agent under the contracts.

8.   INCOME TAXES

Effective January 1, 1993, the company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1994, the tax-related regulatory assets and liabilities were $452 million and $405 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are as follows:

=================================================================
                                    1994       1993       1992
                                  -------------------------------
                                           (in thousands)
 Total provision for income taxes:
 Federal --
   Currently payable              $219,494   $149,680   $152,481
   Deferred --
     current year                  (48,153)     9,636     27,760
     reversal of prior years        15,932     19,653     (7,827)
   Deferred investment tax
     credits                            (1)    (2,106)     -
-----------------------------------------------------------------
                                   187,272    176,863    172,414
-----------------------------------------------------------------
 State --
   Currently payable                20,565     14,297     16,983
   Deferred --
     current year                   (4,067)     1,898      6,387
     reversal of prior years         3,676      3,913     (2,806)
-----------------------------------------------------------------
                                    20,174     20,108     20,564
-----------------------------------------------------------------
 Total                             207,446    196,971    192,978
 Less income taxes credited
   to other income                 (16,834)   (10,239)    (8,947)
-----------------------------------------------------------------
 Federal and state income
   taxes charged to operations    $224,280   $207,210   $201,925
=================================================================

Alabama Power Company 1994 Annual Report


    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

===============================================================
                                              1994      1993
                                           --------------------
                                               (in millions)
Deferred tax liabilities:
    Accelerated depreciation                 $   734   $   697
    Property basis differences                   513       536
    Premium on reacquired debt                    38        38
    Fuel clause underrecovered                     4        11
    Other                                         26        17
---------------------------------------------------------------
Total                                          1,315     1,299
---------------------------------------------------------------
Deferred tax assets:
    Capacity prepayments                          36        44
    Other deferred costs                          27         8
    Postretirement benefits                       24        15
    Accrued nuclear outage costs                   7         7
    Unbilled revenue                              13         7
    Other                                         44        39
---------------------------------------------------------------
Total                                            151       120
---------------------------------------------------------------
Net deferred tax liabilities                   1,164     1,179
Portion included in current assets
    (liabilities), net                            17       (14)
---------------------------------------------------------------
Accumulated deferred income taxes
    in the Balance Sheets                     $1,181    $1,165
===============================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $13 million in 1994 and 1993 and $18 million in 1992. At December 31, 1994, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

==============================================================
                                       1994     1993     1992
                                    --------------------------
 Federal statutory rate               35.0%    35.0%    34.0%
 State income tax,
    net of federal deduction           2.2      2.3      2.4
 Non-deductible book
    depreciation                       1.6      1.6      1.6
 Differences in prior years'
    deferred and current tax rates    (2.9)    (1.6)    (1.9)
 Other                                (0.7)    (2.9)    (2.0)
--------------------------------------------------------------
 Effective income tax rate            35.2%    34.4%    34.1%
==============================================================

The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

9.   OTHER LONG-TERM DEBT

Details of other long-term debt at December 31 are as follows:

==============================================================
                                        1994         1993
                                    --------------------------
                                         (in thousands)
Obligations incurred in
  connection with the
  sale of tax-exempt
  pollution control
  revenue bonds by
  public authorities-
        2003-2013--6% to
          9.375%                    $    1,000    $  27,050
        2014-2024--3.05%
          to 10.875%                   475,140      449,090
--------------------------------------------------------------
                                       476,140      476,140
--------------------------------------------------------------
Capitalized lease obligations:
        Nuclear fuel                         -       95,943
        Office buildings                 7,312        7,710
        Street light                     2,442        2,761
--------------------------------------------------------------
                                         9,754      106,414
--------------------------------------------------------------
   Total                              $485,894     $582,554
==============================================================

    Pollution control obligations represent installment purchases of pollution control facilities financed by funds derived from sales by public authorities of revenue bonds. The company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. With respect to $312.8 million of such pollution control obligations, the company has authenticated and delivered to the trustees a like principal amount of first mortgage bonds as security for its obligations under the installment purchase agreements. No principal or interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase agreements.

Alabama Power Company 1994 Annual Report


   The company has capitalized certain office building leases and a street light lease. Monthly principal payments plus interest are required, and at December 31, 1994, the interest rate was 9.5 percent for office buildings and 13.0 percent for street lights. In December 1994, the company discontinued capital leases pertaining to nuclear fuel.

   The net book value of capitalized leases included in utility plant in service was $6.2 million and $94.7 million at December 31, 1994 and 1993, respectively. The estimated aggregate annual maturities of other long-term debt through 1999 are as follows: $0.8 million in 1995, $0.9 million in 1996, $1.0 million in 1997, $1.0 million in 1998 and $1.2 million in 1999.

10.   LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

=================================================================
                                              1994       1993
                                         ------------------------
                                               (in thousands)
    Bond improvement fund
       requirements                         $20,047     $20,135
    Less:
       Portion to be satisfied by
         certifying property additions       20,047           -
-----------------------------------------------------------------
    Cash sinking fund requirements                -     $20,135
    Other long-term debt maturities
       (Note 9)                                 796      38,863
-----------------------------------------------------------------
    Total                                   $   796     $58,998
=================================================================

         The annual first mortgage bond improvement fund requirement is one percent of the aggregate principal amount of bonds of each series authenticated, so long as a portion of that series is outstanding, and may be satisfied by the deposit of cash and/or reacquired bonds, the certification of unfunded property additions or a combination thereof. The 1995 requirement of $20.0 million was satisfied by certification of property additions. In addition, maturing in 1995 are other long-term debt of $796 thousand consisting primarily of capitalized office building leases and a street light lease.


11.   NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988 (Act), the company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Plant Farley. The Act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Plant Farley is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums which could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for the company is $159 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

    The company is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. The company's maximum annual assessment per incident is limited to $12 million under the current policy.

    Additionally, the company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company.

    NEIL also covers the additional cost that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased cost of replacement power in an amount up to $3.5 million per week (starting 21 weeks after the outage) for one year and up to $2.8 million per week for the second and third years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under

Alabama Power Company 1994 Annual Report


that policy. The maximum annual assessments per incident under current policies for the company would be $27 million for excess property damage and $10 million for replacement power.

    For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or renewed on or after April 2, 1991, shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and then, any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under applicable trust indentures.

    The company participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, the company could be subject to a maximum total assessment of $6.4 million.

      All retrospective assessments, whether generated for liability, property or replacement power may be subject to applicable state premium taxes.

12.   COMMON STOCK DIVIDEND
      RESTRICTIONS

The company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1994, $807 million of retained earnings was restricted against the payment of cash dividends on common stock under terms of the mortgage indenture. Supplemental indentures in connection with future first mortgage bond issues may contain more stringent common stock dividend restrictions than those currently in effect.


13.   QUARTERLY FINANCIAL INFORMATION
      (Unaudited)

Summarized quarterly financial data for 1994 and 1993 are as follows:

==================================================================
                                                     Net Income
                                                       After
                                                     Dividends
       Quarter            Operating    Operating    on Preferred
        Ended             Revenues      Income         Stock
-------------------       ---------    ---------    --------------
                                     (in thousands)

 March 1994                $686,847     $128,623     $  72,031
 June 1994                  759,399      162,696        98,668
 September 1994             838,927      199,736       141,214
 December 1994              649,969      104,949        44,425

 March 1993                $635,559     $124,356     $  57,856
 June 1993                  733,589      159,023        91,448
 September 1993             919,934      205,151       150,818
 December 1993              718,527      106,582        46,372
==================================================================

The company's business is influenced by seasonal weather conditions.



SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1994 Annual Report

=====================================================================================================

                                                                         1994        1993        1992
-----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                  $2,935,142  $3,007,609  $2,846,840
Net Income after Dividends
  on Preferred Stock (in thousands)                                  $356,338    $346,494    $338,555
Cash Dividends on Common Stock (in thousands)                        $268,000    $252,900    $273,300
Return on Average Common Equity (percent)                               13.86       13.94       14.02
Total Assets (in thousands)                                        $8,459,217  $8,248,683  $6,593,618
Gross Property Additions (in thousands)                              $536,785    $435,843    $367,463
-----------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                $2,614,405  $2,526,348  $2,443,493
Preferred stock                                                       440,400     440,400     489,400
Preferred stock subject to mandatory redemption                           -           -           -
Long-term debt                                                      2,455,013   2,362,852   2,202,473
-----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      $5,509,818  $5,329,600  $5,135,366
=====================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                      47.4        47.4        47.6
Preferred stock                                                           8.0         8.3         9.5
Long-term debt                                                           44.6        44.3        42.9
-----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           100.0       100.0       100.0
=====================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                150,000     860,000     745,000
Retired                                                                20,387     699,788     931,797
Preferred Stock (in thousands):
Issued                                                                      -     158,000     150,000
Retired                                                                     -     207,000     145,000
-----------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                                  A1          A1          A1
  Standard and Poor's                                                       A           A           A
  Duff & Phelps                                                            A+          A+           A
Preferred Stock -
  Moody's                                                                  a2          a2          a2
  Standard and Poor's                                                      A-          A-          A-
  Duff & Phelps                                                            A-          A-          A-
-----------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                         1,042,974   1,027,130   1,012,294
Commercial                                                            162,239     157,337     152,530
Industrial                                                              5,341       5,391       5,434
Other                                                                     716         713         704
-----------------------------------------------------------------------------------------------------
Total                                                               1,211,270   1,190,571   1,170,962
=====================================================================================================
Employees (year-end)                                                    7,996       8,009       8,116



SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1994 Annual Report


=====================================================================================================
                                                                         1991        1990        1989
-----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                  $2,846,794  $2,722,424  $2,629,354
Net Income after Dividends
  on Preferred Stock (in thousands)                                  $339,666    $312,803    $311,146
Cash Dividends on Common Stock (in thousands)                        $232,900    $220,800    $217,300
Return on Average Common Equity (percent)                               14.55       14.00       14.53
Total Assets (in thousands)                                        $6,549,462  $6,362,293  $6,279,431
Gross Property Additions (in thousands)                              $397,011    $444,680    $459,199
-----------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                $2,387,198  $2,280,590  $2,188,811
Preferred stock                                                       484,400     484,400     484,400
Preferred stock subject to mandatory redemption                           -        12,500      17,500
Long-term debt                                                      2,382,635   2,397,931   2,435,129
-----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      $5,254,233  $5,175,421  $5,125,840
=====================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                      45.4        44.1        42.7
Preferred stock                                                           9.2         9.6         9.8
Long-term debt                                                           45.4        46.3        47.5
-----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           100.0       100.0       100.0
=====================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                250,000         -           -
Retired                                                               227,695      33,122      75,650
Preferred Stock (in thousands):
Issued                                                                    -           -           -
Retired                                                                17,500       5,000       5,000
-----------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                                  A1          A1          A1
  Standard and Poor's                                                       A           A           A
  Duff & Phelps                                                             A           A           A
Preferred Stock -
  Moody's                                                                  a2          a2          a2
  Standard and Poor's                                                      A-          A-          A-
  Duff & Phelps                                                            A-          A-          A-
-----------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                           997,585     985,566     974,622
Commercial                                                            148,228     144,340     141,265
Industrial                                                              5,496       5,322       5,200
Other                                                                     697         690         684
-----------------------------------------------------------------------------------------------------
Total                                                               1,152,006   1,135,918   1,121,771
=====================================================================================================
Employees (year-end)                                                    8,513       9,473       9,698



                                     II-80A



SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1994 Annual Report


=====================================================================================================
                                                                         1988        1987        1986
-----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                  $2,476,626  $2,574,634  $2,549,574
Net Income after Dividends
  on Preferred Stock (in thousands)                                  $283,475    $257,239    $273,456
Cash Dividends on Common Stock (in thousands)                        $212,700    $201,100    $191,300
Return on Average Common Equity (percent)                               14.03       13.56       15.12
Total Assets (in thousands)                                        $6,180,945  $5,912,000  $5,570,653
Gross Property Additions (in thousands)                              $643,892    $600,589    $553,767
-----------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                $2,094,815  $1,946,747  $1,847,608
Preferred stock                                                       484,400     384,400     384,400
Preferred stock subject to mandatory redemption                        22,500      27,500      30,000
Long-term debt                                                      2,496,492   2,386,258   2,210,108
-----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      $5,098,207  $4,744,905  $4,472,116
=====================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                      41.1        41.0        41.3
Preferred stock                                                           9.9         8.7         9.3
Long-term debt                                                           49.0        50.3        49.4
-----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           100.0       100.0       100.0
=====================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                150,000     200,000     125,000
Retired                                                                42,445     108,082     405,765
Preferred Stock (in thousands):
Issued                                                                100,000         -           -
Retired                                                                 2,500       5,000      42,224
-----------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                                  A1          A1          A1
  Standard and Poor's                                                       A           A           A
  Duff & Phelps                                                             6           6           6
Preferred Stock -
  Moody's                                                                  a2          a2          a2
  Standard and Poor's                                                      A-          A-          A-
  Duff & Phelps                                                             7           7           7
-----------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                           964,581     950,101     934,798
Commercial                                                            137,955     134,533     130,540
Industrial                                                              5,120       4,955       4,725
Other                                                                     678         713         697
-----------------------------------------------------------------------------------------------------
Total                                                               1,108,334   1,090,302   1,070,760
=====================================================================================================
Employees (year-end)                                                   10,302      10,457      10,367


                                     II-80B



SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1994 Annual Report


=========================================================================================
                                                                         1985        1984
-----------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                  $2,518,699  $2,236,560
Net Income after Dividends
  on Preferred Stock (in thousands)                                  $264,562    $233,252
Cash Dividends on Common Stock (in thousands)                        $185,700    $161,900
Return on Average Common Equity (percent)                               15.41       14.74
Total Assets (in thousands)                                        $5,722,263  $5,496,197
Gross Property Additions (in thousands)                              $568,073    $575,173
-----------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                $1,770,156  $1,664,295
Preferred stock                                                       384,400     424,400
Preferred stock subject to mandatory redemption                        35,000      37,224
Long-term debt                                                      2,349,373   2,402,713
-----------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      $4,538,929  $4,528,632
=========================================================================================
Capitalization Ratios (percent):
Common stock equity                                                      39.0        36.7
Preferred stock                                                           9.3        10.2
Long-term debt                                                           51.7        53.1
-----------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           100.0       100.0
=========================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                    -           -
Retired                                                                39,460      21,250
Preferred Stock (in thousands):
Issued                                                                    -           -
Retired                                                                   -           810
-----------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                                  A1          A2
  Standard and Poor's                                                       A          A-
  Duff & Phelps                                                             6           7
Preferred Stock -
  Moody's                                                                  a2          a3
  Standard and Poor's                                                      A-        BBB+
  Duff & Phelps                                                             7           8
-----------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                           918,777     905,239
Commercial                                                            126,644     123,561
Industrial                                                              4,619       4,467
Other                                                                     755         759
-----------------------------------------------------------------------------------------
Total                                                               1,050,795   1,034,026
=========================================================================================
Employees (year-end)                                                   10,212      10,144


                                     II-80C



SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1994 Annual Report

=====================================================================================================
                                                                         1994        1993        1992
-----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                          $913,146    $947,277    $845,660
Commercial                                                            647,202     634,895     589,816
Industrial                                                            803,587     832,938     800,311
Other                                                                  13,515      13,344      12,734
-----------------------------------------------------------------------------------------------------
Total retail                                                        2,377,450   2,428,454   2,248,521
Sales for resale - non-affiliates                                     354,760     364,105     407,791
Sales for resale - affiliates                                         164,762     181,975     158,088
-----------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            2,896,972   2,974,534   2,814,400
Other revenues                                                         38,170      33,075      32,440
-----------------------------------------------------------------------------------------------------
Total                                                              $2,935,142  $3,007,609  $2,846,840
=====================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                        13,183,147  13,185,062  12,069,268
Commercial                                                          9,645,798   9,185,462   8,629,869
Industrial                                                         19,479,364  18,595,237  18,260,274
Other                                                                 185,876     181,673     176,798
-----------------------------------------------------------------------------------------------------
Total retail                                                       42,494,185  41,147,434  39,136,209
Sales for resale - non-affiliates                                   6,775,176   7,143,672   8,382,571
Sales for resale - affiliates                                       8,432,533   8,081,324   7,210,697
-----------------------------------------------------------------------------------------------------
Total                                                              57,701,894  56,372,430  54,729,477
=====================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                              6.93        7.18        7.01
Commercial                                                               6.71        6.91        6.83
Industrial                                                               4.13        4.48        4.38
Total retail                                                             5.59        5.90        5.75
Sales for resale                                                         3.42        3.59        3.63
Total sales                                                              5.02        5.28        5.14
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                      12,746      12,936      12,017
Residential Average Annual Revenue
 Per Customer                                                         $882.88     $929.36     $842.00
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                10,431      10,431      10,431
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                  8,217       7,152       7,077
Summer                                                                  9,028       9,457       8,801
Annual Load Factor (percent) (Note 2)                                    62.2        58.6        59.6
Plant Availability (percent):
Fossil-steam                                                             86.9        89.7        88.9
Nuclear                                                                  92.5        86.6        80.2
-----------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                     62.9        63.9        64.3
Nuclear                                                                  21.7        20.1        19.0
Hydro                                                                     8.4         6.9         8.5
Oil and gas                                                                *           *           *
Purchased power -
  From non-affiliates                                                     1.3         1.1         1.2
  From affiliates                                                         5.7         8.0         7.0
-----------------------------------------------------------------------------------------------------
Total                                                                   100.0       100.0       100.0
=====================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                     9,961      10,003      10,000
Cost of fuel per million BTU (cents)                                   157.62      173.66      164.57
Average cost of fuel per net kilowatt-hour generated (cents)             1.57        1.74        1.65
=====================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.



SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1994 Annual Report

=====================================================================================================
                                                                         1991        1990        1989
-----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                          $864,347    $825,645    $781,982
Commercial                                                            582,730     551,634     533,487
Industrial                                                            790,224     777,580     762,274
Other                                                                  12,662      12,103      11,743
-----------------------------------------------------------------------------------------------------
Total retail                                                        2,249,963   2,166,962   2,089,486
Sales for resale - non-affiliates                                     407,912     434,996     409,202
Sales for resale - affiliates                                         159,375      93,473     104,488
-----------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            2,817,250   2,695,431   2,603,176
Other revenues                                                         29,544      26,993      26,178
-----------------------------------------------------------------------------------------------------
Total                                                              $2,846,794  $2,722,424  $2,629,354
=====================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                        12,324,898  11,996,794  11,346,736
Commercial                                                          8,526,131   8,201,534   7,915,685
Industrial                                                         17,511,579  17,713,153  17,360,791
Other                                                                 174,760     170,420     166,485
-----------------------------------------------------------------------------------------------------
Total retail                                                       38,537,368  38,081,901  36,789,697
Sales for resale - non-affiliates                                   8,810,442  10,277,060  10,292,329
Sales for resale - affiliates                                       7,784,285   4,519,275   5,048,743
-----------------------------------------------------------------------------------------------------
Total                                                              55,132,095  52,878,236  52,130,769
=====================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                              7.01        6.88        6.89
Commercial                                                               6.83        6.73        6.74
Industrial                                                               4.51        4.39        4.39
Total retail                                                             5.84        5.69        5.68
Sales for resale                                                         3.42        3.57        3.35
Total sales                                                              5.11        5.10        4.99
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                      12,435      12,256      11,717
Residential Average Annual Revenue
 Per Customer                                                         $872.04     $843.50     $807.50
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                10,539       9,879       9,879
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                  6,586       6,293       7,264
Summer                                                                  8,627       8,878       8,256
Annual Load Factor (percent) (Note 2)                                    59.9        57.4        59.5
Plant Availability (percent):
Fossil-steam                                                             93.1        92.2        90.7
Nuclear                                                                  87.0        86.5        83.1
-----------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                     61.5        57.0        54.1
Nuclear                                                                  20.8        21.6        21.0
Hydro                                                                     8.2         8.7        11.0
Oil and gas                                                                *          0.1         0.1
Purchased power -
  From non-affiliates                                                     1.6         0.9         1.8
  From affiliates                                                         7.9        11.7        12.0
-----------------------------------------------------------------------------------------------------
Total                                                                   100.0       100.0       100.0
=====================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                     9,985      10,072      10,061
Cost of fuel per million BTU (cents)                                   170.49      171.55      172.20
Average cost of fuel per net kilowatt-hour generated (cents)             1.70        1.73        1.73
=====================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.



                                     II-82A



SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1994 Annual Report

=====================================================================================================
                                                                         1988        1987        1986
-----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                          $761,805    $759,957    $738,864
Commercial                                                            510,910     501,088     481,676
Industrial                                                            738,755     721,298     705,395
Other                                                                  11,255      10,968      10,811
-----------------------------------------------------------------------------------------------------
Total retail                                                        2,022,725   1,993,311   1,936,746
Sales for resale - non-affiliates                                     355,362     443,880     472,938
Sales for resale - affiliates                                          76,691     118,746     120,911
-----------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            2,454,778   2,555,937   2,530,595
Other revenues                                                         21,848      18,697      18,979
-----------------------------------------------------------------------------------------------------
Total                                                              $2,476,626  $2,574,634  $2,549,574
=====================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                        11,332,285  11,149,225  10,606,698
Commercial                                                          7,711,092   7,476,924   7,015,589
Industrial                                                         16,881,342  15,969,075  15,025,806
Other                                                                 165,122     159,422     153,282
-----------------------------------------------------------------------------------------------------
Total retail                                                       36,089,841  34,754,646  32,801,375
Sales for resale - non-affiliates                                   7,905,750  10,523,554   9,064,049
Sales for resale - affiliates                                       3,551,142   4,963,997   4,456,360
-----------------------------------------------------------------------------------------------------
Total                                                              47,546,733  50,242,197  46,321,784
=====================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                              6.72        6.82        6.97
Commercial                                                               6.63        6.70        6.87
Industrial                                                               4.38        4.52        4.69
Total retail                                                             5.60        5.74        5.90
Sales for resale                                                         3.77        3.63        4.39
Total sales                                                              5.16        5.09        5.46
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                      11,839      11,848      11,457
Residential Average Annual Revenue
 Per Customer                                                         $795.84     $807.61     $798.09
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                 9,279       9,337       9,337
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                  6,377       6,138       6,257
Summer                                                                  7,991       7,886       7,892
Annual Load Factor (percent) (Note 2)                                    59.6        58.3        56.2
Plant Availability (percent):
Fossil-steam                                                             91.3        90.2        88.5
Nuclear                                                                  91.9        83.3        83.8
-----------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                     53.9        52.5        58.8
Nuclear                                                                  26.1        21.7        23.8
Hydro                                                                     4.8         6.3         4.2
Oil and gas                                                               0.1         0.2         0.1
Purchased power -
  From non-affiliates                                                     0.5         0.2         2.0
  From affiliates                                                        14.6        19.1        11.1
-----------------------------------------------------------------------------------------------------
Total                                                                   100.0       100.0       100.0
=====================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                    10,137      10,214      10,209
Cost of fuel per million BTU (cents)                                   168.21      176.72      179.65
Average cost of fuel per net kilowatt-hour generated (cents)             1.71        1.80        1.83
=====================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.



                                     II-82B






SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1994 Annual Report

=========================================================================================
                                                                         1985        1984
-----------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                          $684,970    $664,286
Commercial                                                            453,651     430,400
Industrial                                                            717,078     692,177
Other                                                                  10,129       9,615
-----------------------------------------------------------------------------------------
Total retail                                                        1,865,828   1,796,478
Sales for resale - non-affiliates                                     539,343     317,890
Sales for resale - affiliates                                          95,733     108,812
-----------------------------------------------------------------------------------------
Total revenues from sales of electricity                            2,500,904   2,223,180
Other revenues                                                         17,795      13,380
-----------------------------------------------------------------------------------------
Total                                                              $2,518,699  $2,236,560
=========================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                         9,814,814   9,634,285
Commercial                                                          6,593,645   6,270,899
Industrial                                                         15,215,276  15,134,188
Other                                                                 146,119     143,785
-----------------------------------------------------------------------------------------
Total retail                                                       31,769,854  31,183,157
Sales for resale - non-affiliates                                  12,158,464   8,587,936
Sales for resale - affiliates                                       3,588,338   4,270,493
-----------------------------------------------------------------------------------------
Total                                                              47,516,656  44,041,586
=========================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                              6.98        6.90
Commercial                                                               6.88        6.86
Industrial                                                               4.71        4.57
Total retail                                                             5.87        5.76
Sales for resale                                                         4.03        3.32
Total sales                                                              5.26        5.05
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                      10,781      10,755
Residential Average Annual Revenue
 Per Customer                                                         $752.43     $741.58
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                 9,337       8,580
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                  6,191       5,696
Summer                                                                  7,570       6,946
Annual Load Factor (percent) (Note 2)                                    57.2        59.8
Plant Availability (percent):
Fossil-steam                                                             90.5        91.2
Nuclear                                                                  81.0        86.5
-----------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                     55.7        51.5
Nuclear                                                                  22.4        26.1
Hydro                                                                     6.2        11.0
Oil and gas                                                               0.1          *
Purchased power -
  From non-affiliates                                                     1.7         0.2
  From affiliates                                                        13.9        11.2
-----------------------------------------------------------------------------------------
Total                                                                   100.0       100.0
=========================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                    10,229      10,367
Cost of fuel per million BTU (cents)                                   185.74      179.40
Average cost of fuel per net kilowatt-hour generated (cents)             1.90        1.86
=========================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.




                                     II-82C

STATEMENTS OF INCOME
Alabama Power Company

=======================================================================================================
For the Years Ended December 31,                                    1994*         1993*         1992*
-------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                        $ 2,770,380   $ 2,825,634   $ 2,688,752
Revenues from affiliates                                            164,762       181,975       158,088
-------------------------------------------------------------------------------------------------------
Total operating revenues                                          2,935,142     3,007,609     2,846,840
-------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                              801,948       877,099       794,438
  Purchased power from non-affiliates                                15,158        15,230        14,242
  Purchased power from affiliates                                   100,888       120,330       107,230
  Proceeds from settlement of disputed contracts                          -        (2,568)         (641)
  Other                                                             458,917       473,383       446,477
Maintenance                                                         262,102       252,506       237,071
Depreciation and amortization                                       292,420       290,310       280,881
Taxes other than income taxes                                       183,425       178,997       172,095
Federal and state income taxes                                      224,280       207,210       201,925
-------------------------------------------------------------------------------------------------------
Total operating expenses                                          2,339,138     2,412,497     2,253,718
-------------------------------------------------------------------------------------------------------
Operating Income                                                    596,004       595,112       593,122
Other Income (Expense):
Allowance for equity funds used during construction                   3,239         3,260         2,071
Income from subsidiary                                                3,588         4,127         4,635
Charitable foundation                                               (13,500)       (3,000)       (6,887)
Interest income                                                      16,944        20,775        14,804
Other, net                                                          (30,569)      (24,420)      (11,019)
Income taxes applicable to other income                              16,834        10,239         8,947
-------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                      592,540       606,093       605,673
-------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                          178,045       184,861       206,871
Allowance for debt funds used during construction                    (3,548)       (2,992)       (2,416)
Interest on interim obligations                                       5,939         3,760         3,704
Amortization of debt discount, premium, and expense, net              9,623         8,937         4,392
Other interest charges                                               19,908        35,474        19,381
-------------------------------------------------------------------------------------------------------
Net interest charges                                                209,967       230,040       231,932
-------------------------------------------------------------------------------------------------------
Net Income                                                          382,573       376,053       373,741
Dividends on Preferred Stock                                         26,235        29,559        35,186
-------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $   356,338   $   346,494   $   338,555
=======================================================================================================
*  Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.



STATEMENTS OF INCOME
Alabama Power Company

======================================================================================================================
For the Years Ended December 31,                                    1991*         1990*         1989*         1988*
----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                        $ 2,687,419   $ 2,628,951   $ 2,524,866   $  2,399,935
Revenues from affiliates                                            159,375        93,473       104,488         76,691
----------------------------------------------------------------------------------------------------------------------
Total operating revenues                                          2,846,794     2,722,424     2,629,354      2,476,626
----------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                              812,667       756,501       712,453        676,423
  Purchased power from non-affiliates                                21,080        11,185        28,272          8,407
  Purchased power from affiliates                                   119,602       165,982       163,267        185,390
  Proceeds from settlement of disputed contracts                    (14,819)            -             -              -
  Other                                                             435,908       411,559       380,536        400,879
Maintenance                                                         229,114       215,304       202,633        197,225
Depreciation and amortization                                       271,433       262,817       247,973        225,123
Taxes other than income taxes                                       169,639       163,567       154,398        148,681
Federal and state income taxes                                      200,612       185,954       188,507        143,614
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                          2,245,236     2,172,869     2,078,039      1,985,742
----------------------------------------------------------------------------------------------------------------------
Operating Income                                                    601,558       549,555       551,315        490,884
Other Income (Expense):
Allowance for equity funds used during construction                   2,368        25,487        29,515         39,047
Income from subsidiary                                                4,576         4,182         3,750          3,302
Charitable foundation                                                (6,500)      (17,500)      (25,000)             -
Interest income                                                      14,356        12,006        10,871          9,914
Other, net                                                           (9,926)       (8,235)       (4,313)       (13,694)
Income taxes applicable to other income                               7,523        11,081        13,629          8,034
----------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                      613,955       576,576       579,767        537,487
----------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                          214,107       221,527       230,046        225,522
Allowance for debt funds used during construction                    (6,903)      (23,339)      (27,627)       (31,830)
Interest on interim obligations                                      13,385        10,252         9,098          5,714
Amortization of debt discount, premium, and expense, net              2,634         3,706         4,469          4,411
Other interest charges                                               14,927        13,115        13,112         13,715
----------------------------------------------------------------------------------------------------------------------
Net interest charges                                                238,150       225,261       229,098        217,532
----------------------------------------------------------------------------------------------------------------------
Net Income                                                          375,805       351,315       350,669        319,955
Dividends on Preferred Stock                                         36,139        38,512        39,523         36,480
----------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $   339,666   $   312,803   $   311,146   $    283,475
======================================================================================================================
*  Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

                                     II-84A



STATEMENTS OF INCOME
Alabama Power Company

======================================================================================================================
For the Years Ended December 31,                                    1987*         1986          1985           1984
----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                        $ 2,455,888   $ 2,428,663   $ 2,422,966   $  2,127,748
Revenues from affiliates                                            118,746       120,911        95,733        108,812
----------------------------------------------------------------------------------------------------------------------
Total operating revenues                                          2,574,634     2,549,574     2,518,699      2,236,560
----------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                              696,763       738,367       743,463        657,183
  Purchased power from non-affiliates                                 6,703        23,889        25,990          4,592
  Purchased power from affiliates                                   257,052       156,091       187,041        156,180
  Proceeds from settlement of disputed contracts                          -             -             -              -
  Other                                                             410,575       350,671       308,437        287,647
Maintenance                                                         199,617       203,972       210,143        182,957
Depreciation and amortization                                       212,072       201,803       183,779        174,514
Taxes other than income taxes                                       141,422       135,248       128,648        122,928
Federal and state income taxes                                      190,575       255,400       248,774        224,726
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                          2,114,779     2,065,441     2,036,275      1,810,727
----------------------------------------------------------------------------------------------------------------------
Operating Income                                                    459,855       484,133       482,424        425,833
Other Income (Expense):
Allowance for equity funds used during construction                  27,663        27,455        32,985         45,704
Income from subsidiary                                                3,440         2,967         3,417          3,181
Charitable foundation                                                     -             -             -              -
Interest income                                                       7,044        11,422        20,874         12,432
Other, net                                                             (816)       (3,738)       (4,447)          (666)
Income taxes applicable to other income                                 849           185        (4,941)        (3,088)
----------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                      498,035       522,424       530,312        483,396
----------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                          205,824       226,110       248,073        245,684
Allowance for debt funds used during construction                   (24,235)      (24,334)      (29,048)       (42,868)
Interest on interim obligations                                       7,221         1,159             -              -
Amortization of debt discount, premium, and expense, net              4,405         3,313         1,145            996
Other interest charges                                               14,662         8,695         4,234          4,291
----------------------------------------------------------------------------------------------------------------------
Net interest charges                                                207,877       214,943       224,404        208,103
----------------------------------------------------------------------------------------------------------------------
Net Income                                                          290,158       307,481       305,908        275,293
Dividends on Preferred Stock                                         32,919        34,025        41,346         42,041
----------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $   257,239   $   273,456   $   264,562   $    233,252
======================================================================================================================
*  Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.


                                     II-84B

STATEMENTS OF CASH FLOWS
Alabama Power Company

============================================================================================================
For the Years Ended December 31,                                         1994          1993          1992
------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                          $    382,573  $    376,053  $    373,741
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                        359,791       356,499       338,421
    Deferred income taxes, net                                           (32,612)       35,100        23,514
    Deferred investment tax credits, net                                      (1)       (2,106)            -
    Allowance for equity funds used during construction                   (3,239)       (3,260)       (2,071)
    Non-cash proceeds from settlement of disputed contracts                    -             -          (641)
    Other, net                                                            28,656        36,493        (2,657)
    Changes in certain current assets and liabilities --
      Receivables, net                                                    19,390        19,215       (11,010)
      Inventories                                                        (38,946)       51,630        12,704
      Payables                                                           (21,240)       31,544         2,158
      Taxes accrued                                                        6,856        (9,959)      (21,120)
      Energy cost recovery, retail                                        16,907       (56,128)       45,509
      Other                                                              (14,235)      (21,110)       10,629
-------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                              703,900       813,971       769,177
-------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (536,785)     (435,843)     (367,463)
Sales of property                                                              -             -        43,556
Other                                                                    (26,632)         (741)      (13,379)
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (563,417)     (436,584)     (337,286)
-------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
  Preferred stock                                                              -       158,000       150,000
  First mortgage bonds                                                   150,000       860,000       745,000
  Pollution control bonds                                                      -             -             -
  Other long-term debt                                                   208,720       180,314        48,382
  Capital contributions from parent company                                    -             -             -
  Prepaid capacity revenues                                                    -             -             -
Retirements:
  Preferred stock                                                              -      (207,000)     (145,000)
  First mortgage bonds                                                   (20,387)     (699,788)     (931,797)
  Pollution control bonds                                               (179,750)     (135,315)         (335)
  Other long-term debt                                                  (125,630)      (46,014)      (53,888)
Interim obligations, net                                                 139,882      (156,917)      120,917
Payment of preferred stock dividends                                     (25,431)      (32,099)      (35,704)
Payment of common stock dividends                                       (268,000)     (252,900)     (273,300)
Miscellaneous                                                             (8,444)      (56,064)      (53,697)
-------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (129,040)     (387,783)     (429,422)
-------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                        11,443       (10,396)        2,469
Cash at Beginning of Year                                                  3,233        13,629        11,160
-------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                 $     14,676  $      3,233  $     13,629
=============================================================================================================
( ) Denotes use of cash.



STATEMENTS OF CASH FLOWS
Alabama Power Company

========================================================================================================================
For the Years Ended December 31,                                         1991          1990          1989        1988
------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                          $    375,805  $    351,315  $    350,669  $ 319,955
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                        337,978       331,858       322,042    296,234
    Deferred income taxes, net                                            (5,779)       64,480        31,715     37,952
    Deferred investment tax credits, net                                  (1,089)          132         6,917     15,019
    Allowance for equity funds used during construction                   (2,368)      (25,487)      (29,515)   (39,047)
    Non-cash proceeds from settlement of disputed contracts              (13,750)            -             -          -
    Other, net                                                            26,614        19,899        (5,297)    16,106
    Changes in certain current assets and liabilities --
      Receivables, net                                                     9,178        12,005       (10,436)     8,822
      Inventories                                                        (17,374)      (40,901)       20,408    (23,182)
      Payables                                                            28,889         6,597        16,259    (12,957)
      Taxes accrued                                                       24,828        (6,167)        1,547     (7,754)
      Energy cost recovery, retail                                       (12,304)      (42,535)       39,164          -
      Other                                                              (37,906)       14,144        28,701    (18,658)
------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                              712,722       685,340       772,174    592,490
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (397,011)     (444,680)     (459,199)  (643,892)
Sales of property                                                              -             -             -          -
Other                                                                    (36,083)        6,935         3,768     23,161
------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (433,094)     (437,745)     (455,431)  (620,731)
------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
  Preferred stock                                                              -             -             -    100,000
  First mortgage bonds                                                   250,000             -             -    150,000
  Pollution control bonds                                                      -             -        53,700          -
  Other long-term debt                                                    12,906        54,831        55,176     62,515
  Capital contributions from parent company                                    -             -             -     79,500
  Prepaid capacity revenues                                               52,900             -             -          -
Retirements:
  Preferred stock                                                        (17,500)       (5,000)       (5,000)    (2,500)
  First mortgage bonds                                                  (227,695)      (33,122)      (75,650)   (42,445)
  Pollution control bonds                                                   (250)         (250)      (53,950)         -
  Other long-term debt                                                   (48,428)      (56,895)      (57,316)   (56,748)
Interim obligations, net                                                 (13,500)       59,500        30,000    (15,000)
Payment of preferred stock dividends                                     (36,829)      (38,245)      (40,105)   (35,362)
Payment of common stock dividends                                       (232,900)     (220,800)     (217,300)  (212,700)
Miscellaneous                                                            (17,732)         (293)       (4,576)    (5,581)
------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (279,028)     (240,274)     (315,021)    21,679
------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                           600         7,321         1,722     (6,562)
Cash at Beginning of Year                                                 10,560         3,239         1,517      8,079
------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                 $     11,160  $     10,560  $      3,239  $   1,517
========================================================================================================================
( ) Denotes use of cash.



                                     II-86A


STATEMENTS OF CASH FLOWS
Alabama Power Company
========================================================================================================================
For the Years Ended December 31,                                         1987          1986          1985        1984
------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                          $    290,158  $    307,481  $    305,908  $ 275,293
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                        270,492       292,569       266,657    266,479
    Deferred income taxes, net                                           107,824       135,364       104,259     85,426
    Deferred investment tax credits, net                                  23,477        19,736        57,096    165,020
    Allowance for equity funds used during construction                  (27,663)      (27,455)      (32,985)   (45,704)
    Non-cash proceeds from settlement of disputed contracts                    -             -             -          -
    Other, net                                                            67,445         4,251       (18,971)    (4,573)
    Changes in certain current assets and liabilities --
      Receivables, net                                                  (133,468)       15,238       (13,531)   (16,403)
      Inventories                                                        (26,255)       (2,040)       29,823     25,159
      Payables                                                            39,645       (56,720)       26,360     39,964
      Taxes accrued                                                          516        (1,487)       (6,325)    (8,198)
      Energy cost recovery, retail                                             -             -             -          -
      Other                                                                4,464       (35,293)        4,358     29,836
------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                              616,635       651,644       722,649    812,299
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (600,589)     (553,767)     (568,073)  (575,173)
Sales of property                                                              -             -             -          -
Other                                                                     17,010        10,115        22,028     26,175
------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (583,579)     (543,652)     (546,045)  (548,998)
------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
  Preferred stock                                                              -             -             -          -
  First mortgage bonds                                                   200,000       125,000             -          -
  Pollution control bonds                                                    432        26,232       115,577    161,134
  Other long-term debt                                                    69,786        95,017        12,998     25,654
  Capital contributions from parent company                               43,000             -        27,000     93,000
  Prepaid capacity revenues                                                    -       100,000             -          -
Retirements:
  Preferred stock                                                         (5,000)      (42,224)            -       (810)
  First mortgage bonds                                                  (108,082)     (405,765)      (39,460)   (21,250)
  Pollution control bonds                                                      -       (21,000)            -     (3,500)
  Other long-term debt                                                   (32,500)      (43,561)      (35,023)  (128,060)
Interim obligations, net                                                  15,000             -             -          -
Payment of preferred stock dividends                                     (32,837)      (36,014)      (41,566)   (42,061)
Payment of common stock dividends                                       (201,100)     (191,300)     (185,700)  (161,900)
Miscellaneous                                                             (2,581)      (38,052)       (4,438)    (2,727)
------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                   (53,882)     (431,667)     (150,612)   (80,520)
------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                       (20,826)     (323,675)       25,992    182,781
Cash at Beginning of Year                                                 28,905       352,580       326,588    143,807
------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                 $      8,079  $     28,905  $    352,580  $ 326,588
========================================================================================================================
( ) Denotes use of cash.

                                     II-86B

BALANCE SHEETS
Alabama Power Company
===========================================================================================================
At December 31,                                                      1994*           1993*         1992*
-----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                      $    3,027,956   $  2,987,010  $  2,953,683
    Nuclear                                                          1,866,750      1,860,842     1,860,832
    Hydro                                                              836,256        819,848       818,363
-----------------------------------------------------------------------------------------------------------
     Total production                                                5,730,962      5,667,700     5,632,878
  Transmission                                                       1,087,452      1,051,130     1,013,464
  Distribution                                                       2,366,477      2,206,834     2,072,165
  General                                                              847,111        810,551       751,652
  Construction work in progress                                        317,745        225,743       164,555
  Nuclear fuel, at amortized cost                                      101,630         93,551       101,128
-----------------------------------------------------------------------------------------------------------
    Total electric plant                                            10,451,377     10,055,509     9,735,842
-----------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                      20,770         20,926        20,924
  Construction work in progress                                             34             43            33
-----------------------------------------------------------------------------------------------------------
    Total steam heat plant                                              20,804         20,969        20,957
-----------------------------------------------------------------------------------------------------------
    Total utility plant                                             10,472,181     10,076,478     9,756,799
-----------------------------------------------------------------------------------------------------------
Accumulated provision for depreciation:
  Electric                                                           3,588,363      3,374,310     3,122,332
  Steam heat                                                            10,241          9,846         9,211
-----------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                     3,598,604      3,384,156     3,131,543
-----------------------------------------------------------------------------------------------------------
    Total                                                            6,873,577      6,692,322     6,625,256
Less property-related accumulated deferred income taxes                      -              -     1,170,982
-----------------------------------------------------------------------------------------------------------
    Total                                                            6,873,577      6,692,322     5,454,274
-----------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                -              -               -
  Nuclear decommissioning trusts                                        71,014         49,550        32,390
  Miscellaneous                                                         43,955         49,635        49,892
-----------------------------------------------------------------------------------------------------------
    Total                                                              114,969         99,185        82,282
-----------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                             14,676          3,233        13,629
  Investment securities                                                      -              -        64,832
  Receivables, net                                                     374,125        410,422       344,934
  Fossil fuel stock, at average cost                                   119,555         88,481       134,328
  Materials and supplies, at average cost                              184,600        176,728       182,511
  Prepayments                                                          103,550         79,207       108,254
  Vacation pay deferred                                                 20,442         22,680        21,879
-----------------------------------------------------------------------------------------------------------
    Total                                                              816,948        780,751       870,367
-----------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                             451,886        469,010             -
  Debt expense, being amortized                                          7,370          7,064         6,118
  Premium on reacquired debt, being amortized                          101,851        102,634        74,835
  Uranium enrichment decontamination and decommissioning fund           42,996         45,554        47,730
  Miscellaneous                                                         49,620         52,163        58,012
-----------------------------------------------------------------------------------------------------------
    Total                                                              653,723        676,425       186,695
-----------------------------------------------------------------------------------------------------------
Total Assets                                                    $    8,459,217   $  8,248,683  $  6,593,618
===========================================================================================================

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.


BALANCE SHEETS
Alabama Power Company

==========================================================================================================================
At December 31,                                                      1991*           1990*         1989*          1988*
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                      $    2,991,876   $  2,462,100  $  2,428,146   $  1,820,966
    Nuclear                                                          1,851,317      1,794,540     1,786,877      1,769,093
    Hydro                                                              814,301        809,578       803,901        789,617
 --------------------------------------------------------------------------------------------------------------------------
     Total production                                                5,657,494      5,066,218     5,018,924      4,379,676
  Transmission                                                         977,239        925,368       882,933        844,003
  Distribution                                                       1,947,972      1,815,265     1,692,426      1,587,690
  General                                                              713,948        660,217       646,523        613,498
  Construction work in progress                                        148,564        654,055       557,150      1,023,019
  Nuclear fuel, at amortized cost                                      109,259        143,711       147,997        174,130
---------------------------------------------------------------------------------------------------------------------------
   Total electric plant                                              9,554,476      9,264,834     8,945,953      8,622,016
---------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                      20,214         20,091        20,083         20,076
  Construction work in progress                                            181             74            71             58
--------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                              20,395         20,165        20,154         20,134
--------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                              9,574,871      9,284,999     8,966,107      8,642,150
--------------------------------------------------------------------------------------------------------------------------
Accumulated provision for depreciation:
  Electric                                                           2,913,385      2,676,957     2,458,747      2,257,696
  Steam heat                                                             8,492          7,861         7,154          6,456
--------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                     2,921,877      2,684,818     2,465,901      2,264,152
--------------------------------------------------------------------------------------------------------------------------
    Total                                                            6,652,994      6,600,181     6,500,206      6,377,998
Less property-related accumulated deferred income taxes              1,140,303      1,106,664     1,051,877      1,001,173
--------------------------------------------------------------------------------------------------------------------------
    Total                                                            5,512,691      5,493,517     5,448,329      5,376,825
--------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts             69,550              -             -              -
  Nuclear decommissioning trusts                                        15,864              -             -              -
  Miscellaneous                                                         48,254         40,604        34,710         29,677
--------------------------------------------------------------------------------------------------------------------------
    Total                                                              133,668         40,604        34,710         29,677
--------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                             11,160         10,560         3,239          1,517
  Investment securities                                                      -              -             -              -
  Receivables, net                                                     349,599        346,473       355,107        344,671
  Fossil fuel stock, at average cost                                   154,798        144,960       131,942        173,858
  Materials and supplies, at average cost                              174,745        167,209       139,326        117,818
  Prepayments                                                           95,832         50,364        54,613         28,412
  Vacation pay deferred                                                 21,691         22,845        22,021         21,871
--------------------------------------------------------------------------------------------------------------------------
    Total                                                              807,825        742,411       706,248        688,147
--------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                   -              -             -              -
  Debt expense, being amortized                                          5,957          6,083         6,491          6,831
  Premium on reacquired debt, being amortized                           40,174         26,504        28,778         27,329
  Uranium enrichment decontamination and decommissioning fund                -              -             -              -
  Miscellaneous                                                         49,147         53,174        54,875         52,136
--------------------------------------------------------------------------------------------------------------------------
    Total                                                               95,278         85,761        90,144         86,296
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                    $    6,549,462   $  6,362,293  $  6,279,431   $  6,180,945
==========================================================================================================================
*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

                                     II-88A


BALANCE SHEETS
Alabama Power Company

==========================================================================================================================
At December 31,                                                      1987*            1986          1985           1984
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                      $    1,787,979   $  1,748,226  $  1,678,117   $  1,203,447
    Nuclear                                                          1,765,854      1,749,981     1,687,766      1,664,849
    Hydro                                                              788,046        784,445       773,682        559,696
--------------------------------------------------------------------------------------------------------------------------
      Total production                                               4,341,879      4,282,652     4,139,565      3,427,992
  Transmission                                                         817,065        773,142       699,980        642,968
  Distribution                                                       1,481,845      1,384,576     1,295,930      1,221,003
  General                                                              535,148        506,228       349,249        300,043
  Construction work in progress                                        750,907        497,491       502,455        972,832
  Nuclear fuel, at amortized cost                                      191,493        205,768       243,468        223,818
--------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                             8,118,337      7,649,857     7,230,647      6,788,656
--------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                      20,217         19,508        17,056          9,780
  Construction work in progress                                             89            123            64            901
--------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                              20,306         19,631        17,120         10,681
--------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                              8,138,643      7,669,488     7,247,767      6,799,337
--------------------------------------------------------------------------------------------------------------------------
Accumulated provision for depreciation:
  Electric                                                           2,068,176      1,877,124     1,697,547      1,525,893
  Steam heat                                                             5,938          5,261         3,874          3,619
--------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                     2,074,114      1,882,385     1,701,421      1,529,512
--------------------------------------------------------------------------------------------------------------------------
    Total                                                            6,064,529      5,787,103     5,546,346      5,269,825
Less property-related accumulated deferred income taxes                933,932        857,081       758,150        664,591
--------------------------------------------------------------------------------------------------------------------------
    Total                                                            5,130,597      4,930,022     4,788,196      4,605,234
--------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                  -              -             -              -
  Nuclear decommissioning trusts                                             -              -             -              -
  Miscellaneous                                                         31,402         30,735        24,849         22,288
--------------------------------------------------------------------------------------------------------------------------
    Total                                                               31,402         30,735        24,849         22,288
--------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                              8,079         28,905       352,580        326,588
  Investment securities                                                      -              -             -              -
  Receivables, net                                                     353,493        220,025       235,263        221,732
  Fossil fuel stock, at average cost                                   164,671        152,640       163,899        206,232
  Materials and supplies, at average cost                              103,823         89,599        76,300         63,790
  Prepayments                                                           10,595         12,320         9,741          8,801
  Vacation pay deferred                                                 21,317         20,002        18,859         17,599
--------------------------------------------------------------------------------------------------------------------------
    Total                                                              661,978        523,491       856,642        844,742
--------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                   -              -             -              -
  Debt expense, being amortized                                          6,695          6,308         6,607          6,774
  Premium on reacquired debt, being amortized                           30,767         34,170           524            109
  Uranium enrichment decontamination and decommissioning fund                -              -             -              -
  Miscellaneous                                                         50,561         45,927        45,445         17,050
--------------------------------------------------------------------------------------------------------------------------
    Total                                                               88,023         86,405        52,576         23,933
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                    $    5,912,000   $  5,570,653  $  5,722,263   $  5,496,197
==========================================================================================================================
*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.


                                     II-88B


BALANCE SHEETS
Alabama Power Company


===========================================================================================================
At December 31,                                                      1994*           1993*         1992*
-----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                  $      224,358   $    224,358  $    224,358
  Paid-in capital                                                    1,304,645      1,304,645     1,304,645
  Premium on preferred stock                                               146            146           342
  Earnings retained in the business                                  1,085,256        997,199       914,148
-----------------------------------------------------------------------------------------------------------
    Total common equity                                              2,614,405      2,526,348     2,443,493
  Preferred stock                                                      440,400        440,400       489,400
  Preferred stock subject to mandatory redemption                            -              -             -
  Long-term debt                                                     2,455,013      2,362,852     2,202,473
-----------------------------------------------------------------------------------------------------------
    Total                                                            5,509,818      5,329,600     5,135,366
      (excluding amount due within one year)
-----------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                     -         40,000        71,000
  Commercial paper                                                     179,882              -       125,917
  Preferred stock due within one year                                        -              -             -
  Long-term debt due within one year                                       796         58,998        67,379
  Accounts payable                                                     318,991        334,998       296,731
  Customer deposits                                                     30,245         31,198        31,286
  Taxes accrued                                                         22,437         40,144        24,373
  Interest accrued                                                      52,516         52,809        41,675
  Vacation pay accrued                                                  20,442         22,680        21,879
  Miscellaneous                                                         57,047         50,426        93,836
-----------------------------------------------------------------------------------------------------------
    Total                                                              682,356        631,253       774,076
-----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                  1,181,342      1,165,127             -
  Accumulated deferred investment tax credits                          317,018        329,909       344,707
  Prepaid capacity revenues, net                                       138,421        143,762       147,658
  Deferred revenues from settlement of disputed contracts                    -         19,871        46,721
  Uranium enrichment decontamination and decommissioning fund           39,413         39,644        44,548
  Deferred credits related to income taxes                             405,256        440,945             -
  Natural disaster reserve                                              28,750              -             -
  Miscellaneous                                                        156,843        148,572       100,542
-----------------------------------------------------------------------------------------------------------
    Total                                                            2,267,043      2,287,830       684,176
-----------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                            $    8,459,217   $  8,248,683  $  6,593,618
===========================================================================================================
*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.


BALANCE SHEETS
Alabama Power Company
==========================================================================================================================
At December 31,                                                      1991*           1990*         1989*          1988*
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                  $      224,358   $    224,358  $    224,358   $    224,358
  Paid-in capital                                                    1,304,645      1,304,645     1,304,645      1,304,645
  Premium on preferred stock                                               461            461           461            461
  Earnings retained in the business                                    857,734        751,126       659,347        565,351
--------------------------------------------------------------------------------------------------------------------------
    Total common equity                                              2,387,198      2,280,590     2,188,811      2,094,815
  Preferred stock                                                      484,400        484,400       484,400        484,400
  Preferred stock subject to mandatory redemption                            -         12,500        17,500         22,500
  Long-term debt                                                     2,382,635      2,397,931     2,435,129      2,496,492
--------------------------------------------------------------------------------------------------------------------------
    Total                                                            5,254,233      5,175,421     5,125,840      5,098,207
      (excluding amount due within one year)
--------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                76,000         89,500        30,000              -
  Commercial paper                                                           -              -             -              -
  Preferred stock due within one year                                        -          5,000         5,000          5,000
  Long-term debt due within one year                                    85,077         83,989        81,031         96,242
  Accounts payable                                                     295,333        271,776       267,645        259,443
  Customer deposits                                                     30,165         29,571        28,450         25,964
  Taxes accrued                                                         45,493         20,665        26,832         25,285
  Interest accrued                                                      49,288         49,820        49,926         50,174
  Vacation pay accrued                                                  21,691         22,845        22,021         21,871
  Miscellaneous                                                         37,699         64,547        91,022         28,944
--------------------------------------------------------------------------------------------------------------------------
    Total                                                              640,746        637,713       601,927        512,923
--------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                          -              -             -              -
  Accumulated deferred investment tax credits                          362,672        379,990       399,097        412,771
  Prepaid capacity revenues, net                                       149,534         99,835       102,346        104,211
  Deferred revenues from settlement of disputed contracts               59,937              -             -              -
  Uranium enrichment decontamination and decommissioning fund                -              -             -              -
  Deferred credits related to income taxes                                   -              -             -              -
  Natural disaster reserve                                                   -              -             -              -
  Miscellaneous                                                         82,340         69,334        50,221         52,833
--------------------------------------------------------------------------------------------------------------------------
    Total                                                              654,483        549,159       551,664        569,815
--------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                            $    6,549,462   $  6,362,293  $  6,279,431   $  6,180,945
==========================================================================================================================
*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.



                                     II-90A



BALANCE SHEETS
Alabama Power Company

==========================================================================================================================
At December 31,                                                      1987*            1986          1985           1984
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                  $      224,358   $    224,358  $    224,358   $    224,358
  Paid-in capital                                                    1,225,145      1,182,145     1,182,145      1,155,145
  Premium on preferred stock                                               461            461         1,937          1,938
  Earnings retained in the business                                    496,783        440,644       361,716        282,854
--------------------------------------------------------------------------------------------------------------------------
    Total common equity                                              1,946,747      1,847,608     1,770,156      1,664,295
  Preferred stock                                                      384,400        384,400       384,400        424,400
  Preferred stock subject to mandatory redemption                       27,500         30,000        35,000         37,224
  Long-term debt                                                     2,386,258      2,210,108     2,349,373      2,402,713
--------------------------------------------------------------------------------------------------------------------------
    Total                                                            4,744,905      4,472,116     4,538,929      4,528,632
      (excluding amount due within one year)
--------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                15,000              -             -              -
  Commercial paper                                                           -              -             -              -
  Preferred stock due within one year                                    2,500          5,000        42,224              -
  Long-term debt due within one year                                    95,140        142,394       224,918        120,077
  Accounts payable                                                     273,613        238,606       295,326        268,966
  Customer deposits                                                     32,220         30,333        29,436         28,498
  Taxes accrued                                                         72,118         50,757        27,368         36,788
  Interest accrued                                                      49,489         47,648        66,193         66,201
  Vacation pay accrued                                                  21,317         20,002        18,859         17,599
  Miscellaneous                                                         24,660         25,567        42,622         38,474
--------------------------------------------------------------------------------------------------------------------------
    Total                                                              586,057        560,307       746,946        576,603
--------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                          -              -             -              -
  Accumulated deferred investment tax credits                          418,370        418,275       418,222        379,433
  Prepaid capacity revenues, net                                       103,947        101,143             -              -
  Deferred revenues from settlement of disputed contracts                    -              -             -              -
  Uranium enrichment decontamination and decommissioning fund                -              -             -              -
  Deferred credits related to income taxes                                   -              -             -              -
  Natural disaster reserve                                                   -              -             -              -
  Miscellaneous                                                         58,721         18,812        18,166         11,529
--------------------------------------------------------------------------------------------------------------------------
    Total                                                              581,038        538,230       436,388        390,962
--------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                            $    5,912,000   $  5,570,653  $  5,722,263   $  5,496,197
==========================================================================================================================
*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

                                     II-90B

                             ALABAMA POWER COMPANY
                  OUTSTANDING SECURITIES AT DECEMBER 31, 1994

                     First Mortgage Bonds

         Amount             Interest   Amount
Series   Issued             Rate       Outstanding       Maturity
--------------------------------------------------------------------------
         (Thousands)                   (Thousands)
 1993    $   60,000         4-1/2%     $   60,000        3/1/96
 1993        50,000         5-1/2%         50,000        2/1/98
 1992       170,000         6-3/8%        170,000        8/1/99
 1993       100,000         6%            100,000        3/1/00
 1992       100,000         6.85%         100,000        8/1/02
 1993       125,000         7%            125,000        1/1/03
 1993       175,000         6-3/4%        175,000        2/1/03
 1992       175,000         7-1/4%        175,000        8/1/07
 1991       100,000         9-1/4%         98,748        5/1/21
 1991       150,000         8-3/4%        148,500        12/1/21
 1992       200,000         8-1/2%        198,000        5/1/22
 1992       100,000         8.30%          99,608        7/1/22
 1993       100,000         7-3/4%        100,000        2/1/23
 1993       150,000         7.45%         150,000        7/1/23
 1993       100,000         7.30%         100,000        11/1/23
 1994       150,000         9%            150,000        12/1/24
         ----------                    ----------
         $2,005,000                    $1,999,856
         ==========                    ==========

                    Pollution Control Bonds

         Amount             Interest   Amount
Series   Issued             Rate       Outstanding       Maturity
--------------------------------------------------------------------------
         (Thousands)                   (Thousands)
 1978    $    5,600         7-1/4%     $    1,000        5/1/03
 1985        50,000         9-3/8%         50,000        6/1/15
 1985        81,500         9-1/4%         81,500        12/1/15
 1986        21,000         7.40%          21,000        11/1/16
 1993        12,100         Variable       12,100        8/1/17
 1993        12,000         Variable       12,000        8/1/17
 1993        12,000         Variable       12,000        8/1/17
 1993        96,990         6.05%          96,990        5/1/23
 1993         9,800         5.80%           9,800        6/1/22
 1994        24,400         5-1/2%         24,400        1/1/24
 1994        53,700         Variable       53,700        6/1/15
 1994       101,650         6-1/2%        101,650        9/1/23
         ----------                    ----------
         $  480,740                    $  476,140
         ==========                    ==========

                 Preferred Stock

         Shares             Dividend   Amount
Series   Outstanding        Rate       Outstanding
--------------------------------------------------------------------------
                                      (Thousands)
1946-1952   364,000         4.20%      $   36,400
 1950       100,000         4.60%          10,000
 1961        80,000         4.92%           8,000
 1963        50,000         4.52%           5,000
 1964        60,000         4.64%           6,000
 1965        50,000         4.72%           5,000
 1966        70,000         5.96%           7,000
 1968        50,000         6.88%           5,000
 1988       500,000         Auction        50,000
 1992     4,000,000         7.60%         100,000
 1992     2,000,000         7.60%          50,000
 1993     1,520,000         6.80%          38,000
 1993     2,000,000         6.40%          50,000
 1993           200         Auction        20,000
 1993     2,000,000         Adjustable     50,000
         ----------                    ----------
         12,844,200                    $  440,400
         ==========                    ==========

                ALABAMA POWER COMPANY


            SECURITIES RETIRED DURING 1994

                First Mortgage Bonds
                     Principal              Interest
  Series              Amount                  Rate
----------------------------------------------------
                    (Thousands)
   1987             $ 15,243                 10-5/8%
   1991                1,252                  9-1/4%
   1991                1,500                  8-3/4%
   1992                2,000                  8-1/2%
   1992                  392                  8.30%
                    --------
                    $ 20,387
                    ========

               Pollution Control Bonds
                    Principal               Interest
   Series            Amount                  Rate
 ---------------------------------------------------
                   (Thousands)
   1974             $ 18,550                  6%
   1976                2,900                 7.20%
   1978                4,600                 7-1/4%
   1984              100,000                10-7/8%
   1989               35,000                 7.20%
   1989               18,700                 7.20%
                    --------
                    $179,750
                    ========

                             GEORGIA POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Georgia Power Company 1994 Annual Report

The management of Georgia Power Company has prepared this annual report and is responsible for the financial statements and related information. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls based upon the recognition that the cost of the system should not exceed its benefits. The Company believes that its system of internal accounting controls maintains an appropriate cost/benefit relationship.

    The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

    The audit committee of the board of directors, which is composed of five directors who are not employees, provides a broad overview of management's financial reporting and control functions. At least three times a year this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal control and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted with a high standard of business ethics.

    In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Georgia Power Company in conformity with generally accepted accounting principles. As discussed in Note 4 to the financial statements, an uncertainty exists with respect to the actions of regulators regarding recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot be determined until a regulatory review is completed. Accordingly, no provision for any write-down of the costs associated with the Rocky Mountain project resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying financial statements.



/s/ H. Allen Franklin
H. Allen Franklin
President and Chief
   Executive Officer



/s/  Warren Y. Jobe
Warren Y. Jobe
Executive Vice President,
   Treasurer and Chief
   Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Georgia Power Company:


We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (a Georgia corporation and wholly owned subsidiary of The Southern Company) as of December 31, 1994 and 1993, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements (pages II-104 through II-126) referred to above present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

    As explained in Notes 2 and 7 to the financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

    As more fully discussed in Note 4 to the financial statements, an uncertainty exists with respect to the actions of the regulators regarding recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot be determined until a regulatory review is completed. Accordingly, no provision for any write-down of the costs associated with the Rocky Mountain project resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying financial statements.




/s/ Arthur Andersen LLP



Atlanta, Georgia
February 15, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Georgia Power Company 1994 Annual Report

RESULTS OF OPERATIONS

Earnings

Georgia Power Company's 1994 earnings totaled $526 million, representing a $44 million (7.8 percent) decrease from the prior year. This decline is primarily the result of a $55 million after-tax charge associated with the 1994 work force reduction programs. The Company had lower operating expenses and financing costs in 1994, partially offset by lower retail revenues due to the mild weather. Also, during the period, the Company had an $11 million after-tax gain on the sale of a portion of Plant Scherer Unit 4 compared to an $18 million after-tax gain on the sale of a portion of the plant in the prior year.

    Earnings for 1993 increased over the prior year primarily as a result of higher retail revenues due to the exceptionally hot summer weather during 1993 and lower financing costs. Also, as previously discussed, 1993 earnings included an $18 million after-tax gain on the sale of a portion of Plant Scherer. These positive events were partially offset by higher operating expenses.

Revenues

The following table summarizes the factors impacting operating revenues for the 1992-1994 period:

==========================================================
                                     Increase (Decrease)
                                       From Prior Year
----------------------------------------------------------
                                  1994      1993     1992
                                --------------------------
Retail -                                (in millions)
   Change in base rates          $   -    $    -    $  95
   Sales growth                     67        45       76
   Weather                        (128)      126      (58)
   Fuel cost recovery              (35)       76      (26)
   Demand-side programs            (12)       15        -
----------------------------------------------------------
Total retail                      (108)      262       87
----------------------------------------------------------
Sales for resale -
   Non-affiliates                 (183)     (106)     (96)
   Affiliates                       (1)       (6)       2
----------------------------------------------------------
Total sales for resale            (184)     (112)     (94)
----------------------------------------------------------
Other operating revenues             3         4        3
----------------------------------------------------------
Total operating revenues         $(289)    $ 154     $ (4)
==========================================================
Percent change                    (6.5)%     3.6%    (0.1)%
----------------------------------------------------------

    Retail revenues of $3.7 billion in 1994 decreased $108 million (2.8 percent) from the prior year, compared with an increase of $262 million (7.4 percent) in 1993. The milder-than-normal weather during the summer of 1994, compared to the hot summer of 1993, was the primary reason for the decrease in retail revenues. The hot weather during the summer of 1993 was the primary factor affecting the increase in retail revenues over 1992. Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and do not affect net income. Revenues from demand-side option programs generally represent the direct recovery of program costs. See Note 3 to the financial statements under "Demand-Side Conservation Programs" for further information on these programs.

    Revenues from sales to non-affiliated utilities decreased in both 1994 and 1993. Sales to municipalities and cooperatives in Georgia decreased in 1994 as these customers retained more of their own generation at jointly owned facilities, and as a result of a new agreement with territorial wholesale customers.

    Revenues from sales to non-affiliated utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were as follows:

==============================================================
                                       1994     1993     1992
                                    --------------------------
                                           (in millions)
Capacity                                $84     $152     $233
Energy                                   82      113      168
--------------------------------------------------------------
Total                                  $166     $265     $401
==============================================================

    Contractual unit power sales to Florida utilities for 1994 and 1993 are down compared with prior years, primarily due to scheduled reductions that corresponded with the sales to these utilities of portions of Plant Scherer Unit 4 in June 1994 and June 1993. The amount of capacity under these contracts declined by 427 megawatts and 533 megawatts in 1994 and 1993, respectively.
In 1995, the contracted capacity will decline another 155 megawatts.

Georgia Power Company 1994 Annual Report


    Revenues from sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. Sales to affiliated companies do not have a significant impact on earnings.

    Kilowatt-hour (KWH) sales for 1994 and the percent change by year were as follows:

=======================================================================
                                              Percent Change
                                     ----------------------------------
                             1994
                             KWH       1994       1993       1992
                            ------   ----------------------------------
                       (in billions)
Residential                   15.7     (5.8)%     11.5%      0.8%
Commercial                    18.7      2.5        5.9       2.2
Industrial                    24.3      3.0        2.9       3.1
Other                          0.5      5.0        5.7       1.7
                            ------
Total retail                  59.2      0.4        6.1       2.2
                            ------
Sales for resale -
 Non-affiliates                8.0    (44.3)      (9.8)    (15.2)
 Affiliates                    3.1      0.9       (8.8)    (14.6)
                            ------
Total sales for resale        11.1    (36.4)      (9.7)    (15.1)
                            ------
Total sales                   70.3     (8.0)       2.1      (2.9)
                            ======
-----------------------------------------------------------------------

    The sales decline in the residential class was primarily the result of milder-than-normal summer weather in 1994, compared to the extremely hot summer of 1993. Industrial and commercial sales were positively impacted by continued improvement in economic conditions. Residential and commercial energy sales growth in 1993 reflected hot summer weather. Industrial sales growth in 1993 is attributable to improved economic conditions which also positively influenced commercial sales. Assuming normal weather, sales to retail customers are projected to grow approximately 2 percent annually on average during 1995 through 1997.

    Energy sales to non-affiliated utilities reflect reductions in contractual unit power sales and energy sales to municipalities and cooperatives, as discussed earlier.

Expenses

Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

===============================================================================
                                                   1994        1993        1992
                                             ----------------------------------
Total generation
(billions of kilowatt-hours)                         62          64          63
Sources of generation
   (percent) --
     Coal                                          74.8        76.9        75.9
     Nuclear                                       21.9        20.0        20.9
     Hydro                                          3.1         2.8         3.1
     Oil and gas                                    0.2         0.3         0.1
Average cost of fuel per net
   kilowatt-hour generated
     (cents) --
       Coal                                        1.67        1.75        1.75
       Nuclear                                     0.63        0.58        0.63
       Oil and gas                                    *           *           *
Total                                              1.44        1.52        1.52
-------------------------------------------------------------------------------

   * Not meaningful because of minimal generation from fuel source.

    Fuel expense decreased 8.5 percent in 1994 due to lower fuel costs, lower generation, and the displacement of coal-fired generation with lower cost nuclear generation. In 1993, fuel expense increased 2.3 percent due to higher generation, which was partially offset by lower nuclear fuel costs.

    Purchased power expense has decreased significantly since 1992, reflecting declining contractual capacity purchases from the co-owners of plants Vogtle and Scherer. Purchased power expense decreased $156 million in 1994 and $88 million in 1993. The decline in 1994 also results from decreased purchases from affiliated companies and energy purchases from territorial wholesale customers. The declines in Plant Vogtle contractual capacity purchases did not have a significant impact on earnings in 1994 or 1993 since these costs are being levelized over six years under the terms of the 1991 Georgia Public Service Commission (GPSC) retail rate order. The levelization is reflected in the amortization of deferred Plant Vogtle expenses in the income statements. See
Note 3 to the financial statements under "Plant Vogtle Phase-In Plans" for additional information.

Georgia Power Company 1994 Annual Report


    Other Operation and Maintenance (O & M) expenses, excluding the provision for separation benefits, decreased 4.5 percent in 1994. The decrease is primarily due to environmental remediation costs at various sites of $32 million in 1993, compared to $8 million in 1994, recognition in 1993 of the one-time cost of an automotive fleet reduction program, and lower maintenance expenses and pension costs during 1994. Other O & M expenses increased 9.0 percent in 1993 primarily as a result of environmental remediation costs and the automotive fleet reduction program, and the recognition of higher employee benefit costs under new accounting rules adopted in 1993. See Note 2 to the financial statements under "Postretirement Benefits" for additional information concerning the new accounting rules. Also, during 1993, O & M expenses reflected costs associated with new demand-side option programs. These program costs were offset by increases in retail revenues. See Note 3 to the financial statements under "Demand-Side Conservation Programs" for additional information on the recovery of these program costs.

    Taxes other than income taxes increased 1.0 percent in 1994 and 7.4 percent in 1993, reflecting primarily higher ad valorem taxes. The 1993 increase also includes higher franchise taxes paid to municipalities as a result of increased sales.

    Income tax expense decreased $24 million in 1994 primarily due to lower earnings and the recognition of $17 million in tax expense associated with the sale of a portion of Plant Scherer Unit 4 in 1994, compared to $27 million in tax expense associated with the sale of a portion of the plant in the prior year. The sales resulted in after-tax gains of $11 million in 1994 and $18 million in 1993. Income tax expense increased $62 million in 1993 due primarily to higher earnings, the effect of a one percent increase in the federal tax rate effective January, 1993, and as previously discussed, the sale of a portion of Plant Scherer Unit 4.

    Interest expense and dividends on preferred stock decreased $63 million (13.7 percent) and $19 million (4.0 percent) in 1994 and 1993, respectively. These reductions are primarily due to refinancing of long-term debt and preferred stock. The Company refinanced $510 million and $1.5 billion of securities in 1994 and 1993, respectively. The Company also retired $386 million of long-term debt with the proceeds from the 1994 and 1993 Plant Scherer Unit 4 sales. Other interest charges in 1993 include interest related to the settlement of an Internal Revenue Service (IRS) audit. The settlement had no effect on 1993 net income.

    The Company has deferred certain expenses and recorded a deferred return related to Plant Vogtle under phase-in plans. See Note 3 to the financial statements under "Plant Vogtle Phase-In Plans" for information regarding the deferral and subsequent amortization of costs related to Plant Vogtle.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize either this economic loss or the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including energy sales and regulatory matters.

    Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the Company's service area. Assuming normal weather, retail sales growth is projected to be approximately 2 percent annually on average during 1995 through 1997.

    The scheduled addition of four combustion turbine generating units and the Rocky Mountain pumped storage hydroelectric project in 1995 and one jointly owned combustion turbine unit in 1996, will increase related O & M and

Georgia Power Company 1994 Annual Report


depreciation expenses. In addition, the Company has entered into a four-year purchase power agreement to meet peaking needs. Beginning in 1996, the Company will purchase 400 megawatts of capacity. In 1998, this amount will decline to 200 megawatts for the remaining two years. Capacity payments are projected to be $6 million in 1996 and 1997 and $3 million in 1998 and 1999. These costs will be recorded in purchased power expenses in the Statements of Income. The Company has also reached an agreement on major terms and conditions of a purchase power arrangement whereby the Company would buy electricity during peak periods from a proposed 200 megawatt cogeneration facility, starting in June 1998. A final agreement is expected to be completed and filed with the GPSC for certification during 1995.

    In 1994, work force reduction programs were implemented, reducing earnings by $55 million. These reductions will assist in efforts to control growth in future operating expenses.

    As discussed in Note 4 to the financial statements, regulatory uncertainties exist related to the Rocky Mountain pumped storage hydroelectric project. In the event the GPSC does not allow full recovery of the project's costs, then the portion not allowed may have to be written off. The Company's total investment in the project at completion is estimated to be approximately $200 million.

     See Note 3 to the financial statements for information regarding proceedings with respect to the Company's recovery of demand-side conservation program costs and litigation currently pending in the U. S. Tax Court.

    The Company has completed three in a series of four separate transactions to sell Unit 4 of Plant Scherer to two Florida utilities. The remaining transaction is scheduled to take place in 1995. If the sale takes place as planned, the Company would realize an additional after-tax gain estimated to total approximately $12 million. This transaction coincides with scheduled reductions in capacity revenues from Florida utilities under contractual unit power sales contracts of approximately $18 million in 1995 and an additional $10 million in 1996. Additionally, the expiration in 1994 of the contract for the sale of long-term non-firm power to Florida Power Corporation will result in a $9 million decrease in capacity revenues in 1995. See Notes 5 and 6 to the financial statements for additional information.

    During 1994, Oglethorpe Power Corporation (OPC) gave the Company notice of its intent to decrease its purchases of capacity under a power supply agreement. As a result, the Company's capacity revenues from OPC will decline approximately $8 million in 1996 and an additional $16 million in 1997.

    OPC and the Municipal Electric Authority of Georgia (MEAG) have filed joint complaints in two separate venues seeking to recover from the Company approximately $16.5 million in alleged overcharges, plus approximately $6.3 million in interest. See Note 3 to the financial statements under "Wholesale Litigation" for further discussion of this matter.

    The Clean Air Act and other environmental issues are discussed later under "Environmental Issues."

    The Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is posturing the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This may enhance the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. In order to address these initiatives, numerous questions must be resolved with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability.

    The Company continues to compete with other electric suppliers within the state. In Georgia, most new retail customers with at least 900 kilowatts of

Georgia Power Company 1994 Annual Report


connected load may choose their electricity supplier. In addition, the bulk power market has become very competitive as utilities, IPPs and cogenerators seek to supply future capacity needs. Competition can create new business opportunities, but it increases risk and has the potential to adversely affect earnings.

    The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that the Company has with its sales for resale customers. The FERC currently is reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements under "FERC Review of Equity Returns" for additional information.

    The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including the Company -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB has decided to review the accounting for nuclear decommissioning. If current electric utility industry accounting practices for decommissioning are changed: (1) annual provisions for decommissioning could increase, and (2) the estimated cost for decommissioning may be required to be recorded as a liability in the Balance Sheets. In management's opinion -- should these changes be required -- the changes would not have a significant adverse effect on results of operations because of the Company's current and expected future ability to recover decommissioning costs through rates. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.


FINANCIAL CONDITION

Overview

The principal changes in the Company's financial condition in 1994 were gross utility plant additions of $638 million and the lowering of the cost of capital achieved through the refinancing or retirement of $654 million of long-term debt.

    The funds needed for gross property additions are currently provided from operations. The Statements of Cash Flows provide additional details.

Financing Activities

In 1994, the Company continued to lower its financing costs by refinancing higher-cost issues. New issues during 1992 through 1994 totaled $3.5 billion and retirement or repayment of securities totaled $4.1 billion. The retirements included the redemption of $133 million and $253 million in 1994 and 1993, respectively, of first mortgage bonds with the proceeds from the Plant Scherer Unit 4 sales. Composite financing rates for the years 1992 through 1994, as of year-end, were as follows:

==============================================================
                             1994           1993        1992
                            ----------------------------------
Composite interest rate
 on long-term debt           7.14%         7.86%        8.49%
Composite preferred
   stock dividend rate       7.11%         6.76%        7.52%
==============================================================

The Company's current securities ratings are as follows:

==============================================================
                              Duff &                Standard &
                              Phelps     Moody's      Poor's
First Mortgage Bonds              A+        A2          A
Preferred Stock                   A-        a3          A-
Unsecured Bonds                   A         A3          A-
Commercial Paper                  D1        P1          A1
==============================================================

Liquidity and Capital Requirements

Cash provided from operations decreased by $128 million in 1994, primarily due to lower retail sales, higher tax payments, and the receipt in 1993 of cash payments from Gulf States as partial settlement of litigation.

Georgia Power Company 1994 Annual Report


    The Company estimates that construction expenditures for the years 1995 through 1997 will total $579 million, $626 million and $724 million, respectively. The Company will continue to invest in transmission and distribution facilities and enhance existing generating plants. These expenditures also include amounts for five combustion turbine generating units and equipment that will be required to comply with the provisions of the Clean Air Act.

    The Company's annual contractual capacity purchases will decline by $70 million over the next three years. Cash requirements for sinking fund requirements, redemptions announced, and maturities of long-term debt are expected to total $360 million during 1995 through 1997.

    As a result of requirements by the Nuclear Regulatory Commission, the Company has established external trust funds for the purpose of funding nuclear decommissioning costs. For 1995 through 1997, the amount to be funded totals $16 million annually. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

    As a result of the Energy Policy Act of 1992, the Company is required to pay a special assessment over a 15-year period beginning in 1993 into a fund which will be used by the U. S. Department of Energy for the decontamination and decommissioning of its nuclear enrichment facilities. The Company estimates its remaining liability to be approximately $33 million as of December 31, 1994. See
Note 1 to the financial statements under "Revenues and Fuel Costs" for additional information.

Sources of Capital

The Company expects to meet future capital requirements primarily using funds generated from operations and, if needed, by the issuance of new debt and equity securities, term loans, and short-term borrowings. To meet short-term cash needs and contingencies, the Company had approximately $709 million of unused credit arrangements with banks at the beginning of 1995. See Note 8 to the financial statements for additional information.

    Completing the remaining transaction for the sale of Plant Scherer Unit 4 will generate approximately $131 million in 1995.

    Georgia Power Capital, a limited partnership, was formed on November 10, 1994, for the purpose of issuing preferred securities and subsequently lending the proceeds to the Company. In December 1994, Georgia Power Capital issued four million shares of preferred securities at 9 percent and subsequently loaned the proceeds of $100 million to the Company. This subordinated debt of the Company is due December 19, 2024.

    The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

Environmental Issues

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance began in 1995 and affected eight generating plants -- some 10,000 megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

    In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the newly established allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

    The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is

Georgia Power Company 1994 Annual Report


designed to use allowances as a compliance option.

    The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures were required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment will be installed on all fossil-fired units. Under this Phase I compliance approach, Georgia Power's construction expenditures are estimated to total approximately $175 million through 1995.

    For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. During the period 1996 to 2000, current compliance strategy could require total estimated Georgia Power construction expenditures of approximately $20 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

    An increase of up to 2 percent in Georgia Power's annual revenue requirements from customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

    Metropolitan Atlanta is classified as a non-attainment area with regard to the ozone ambient air quality standards. Title I of the Clean Air Act requires the state of Georgia to conduct specific studies and establish new control rules -- affecting sources of nitrogen oxides and volatile organic compounds -- to achieve attainment by 1999. As the required first step, the state has issued rules for the application of reasonably available control technology to reduce nitrogen oxide emissions by May 31, 1995. The results of these new rules require nitrogen oxide controls, above Title IV requirements, on some of the Company's plants. Final attainment rules, based on modeling studies, could require installation of additional controls for nitrogen oxide emissions to meet the 1999 deadline. A decision on new requirements is expected in 1996. Compliance with any new rules could result in significant additional costs. The actual impact of new rules will depend on the development and implementation of such rules.

    Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study by November 1995. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

    The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA issued proposed rules in November 1994 and is required to take final action on this issue in 1996. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

    In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

    In 1995, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

Georgia Power Company 1994 Annual Report


    In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean-up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements, costs to clean up known sites. These costs for the Company amounted to $8 million, $32 million, and $3 million in 1994, 1993, and 1992, respectively. Additional sites may require environmental remediation for which the Company may be liable for a portion or all required cleanup costs. See Note 4 to the financial statements under "Certain Environmental Contingencies" for information regarding the Company's potentially responsible party status at a site in Brunswick, Georgia and another environmental matter.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

    Compliance with possible new legislation related to global climate change, electromagnetic fields and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.


STATEMENTS OF INCOME
For the Years Ended December 31, 1994, 1993, and 1992
Georgia Power Company 1994 Annual Report

==================================================================================================
                                                                    1994         1993         1992
--------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Operating Revenues:
Revenues (Note 1)                                             $4,101,504   $4,389,513   $4,229,601
Revenues from affiliates                                          60,899       61,668       67,835
--------------------------------------------------------------------------------------------------
Total operating revenues                                       4,162,403    4,451,181    4,297,436
--------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                           870,653      951,507      929,780
  Purchased power from non-affiliates                            193,130      313,170      436,761
  Purchased power from affiliates                                158,063      194,024      158,306
  Provision for separation benefits                               82,238            -        9,778
  Other                                                          643,375      675,284      611,134
Maintenance                                                      272,818      284,521      264,757
Depreciation and amortization                                    379,158      379,425      375,460
Amortization of deferred Plant Vogtle expenses, net (Note 3)      74,888       36,284      (30,804)
Taxes other than income taxes                                    194,566      192,671      179,460
Federal and state income taxes                                   399,413      452,122      377,542
--------------------------------------------------------------------------------------------------
Total operating expenses                                       3,268,302    3,479,008    3,312,174
--------------------------------------------------------------------------------------------------
Operating Income                                                 894,101      972,173      985,262
Other Income (Expense):
Allowance for equity funds used during construction                5,663        3,168        5,855
Equity in earnings of unconsolidated subsidiary (Note 5)           3,588        4,127        4,635
Interest income                                                    3,254        3,806       12,475
Other, net                                                        10,626       11,902      (30,527)
Income taxes applicable to other income                            7,975       37,661       25,163
--------------------------------------------------------------------------------------------------
Income Before Interest Charges                                   925,207    1,032,837    1,002,863
--------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                       306,473      343,634      402,541
Allowance for debt funds used during construction                (11,571)      (8,271)      (8,310)
Interest on interim obligations                                   17,529       15,530        9,694
Amortization of debt discount, premium, and expense, net          15,743       14,024        8,033
Other interest charges                                            23,483       47,393       12,425
--------------------------------------------------------------------------------------------------
Net interest charges                                             351,657      412,310      424,383
--------------------------------------------------------------------------------------------------
Net Income                                                       573,550      620,527      578,480
Dividends on Preferred Stock                                      48,006       50,674       57,942
--------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                 $  525,544   $  569,853   $  520,538
==================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1994, 1993, and 1992
Georgia Power Company 1994 Annual Report

==================================================================================================
                                                                1994          1993          1992
--------------------------------------------------------------------------------------------------
                                                                       (in thousands)
Operating Activities:
Net income                                              $    573,550  $    620,527  $    578,480
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                            484,032       475,152       471,014
    Deferred income taxes and investment tax credits, net     33,567       150,735       189,251
    Allowance for equity funds used during construction       (5,663)       (3,168)       (5,855)
    Deferred Plant Vogtle costs                               74,888        36,284       (30,804)
    Provision for separation benefits                         68,599             -             -
    Gain on asset sales                                      (22,717)      (35,514)          (12)
    Other, net                                               (72,597)      (10,713)      (14,738)
    Changes in certain current assets and liabilities --
      Receivables, net                                        67,218        27,088       (31,348)
      Inventories                                            (63,545)       82,433       (65,621)
      Payables                                                 5,409        17,364        25,303
      Taxes accrued                                          (60,474)       15,377       (22,828)
      Energy cost recovery, retail                            55,505       (74,260)      (46,615)
      Other                                                     (706)      (35,691)      (16,518)
------------------------------------------------------------------------------------------------
Net cash provided from operating activities                1,137,066     1,265,614     1,029,709
------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                    (638,426)     (674,432)     (508,444)
Sales of property                                            132,644       261,687            46
Other                                                        (41,273)      (43,154)       42,892
------------------------------------------------------------------------------------------------
Net cash used for investing activities                      (547,055)     (455,899)     (465,506)
------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
  Preferred securities of subsidiary                         100,000             -             -
  Preferred stock                                                  -       175,000       195,000
  First mortgage bonds                                             -     1,135,000       975,000
  Pollution control bonds                                    527,210       145,425       161,955
  Long-term notes                                                  -        37,000             -
Retirements:
  Preferred stock                                                  -      (245,005)     (165,004)
  First mortgage bonds                                      (133,559)   (1,337,822)   (1,381,300)
  Pollution control bonds                                   (510,320)     (145,465)     (160,205)
  Other long-term debt                                       (10,187)      (19,451)         (567)
Interim obligations, net                                     (57,425)      (51,444)      334,671
Payment of preferred stock dividends                         (47,147)      (53,123)      (60,475)
Payment of common stock dividends                           (429,300)     (402,400)     (384,000)
Miscellaneous                                                (22,640)      (63,648)      (70,986)
------------------------------------------------------------------------------------------------
Net cash used for financing activities                      (583,368)     (825,933)     (555,911)
------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                        6,643       (16,218)        8,292
Cash and Cash Equivalents at Beginning of Year                 5,896        22,114        13,822
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                $     12,539  $      5,896  $     22,114
================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
  Interest (net of amount capitalized)                  $    336,155  $    420,107  $    435,203
  Income taxes                                               386,653       275,867       190,674
------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1994 and 1993
Georgia Power Company 1994 Annual Report

===========================================================================================
ASSETS                                                               1994              1993
-------------------------------------------------------------------------------------------
                                                                         (in thousands)
Utility Plant:
Plant in service (Note 1)                                   $  14,054,917     $  13,743,521
Less accumulated provision for depreciation                     4,054,986         3,822,344
-------------------------------------------------------------------------------------------
                                                                9,999,931         9,921,177
Nuclear fuel, at amortized cost (Note 1)                          136,425           135,742
Construction work in progress (Note 4)                            541,889           584,013
-------------------------------------------------------------------------------------------
Total                                                          10,678,245        10,640,932
-------------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 5)           26,985            29,201
Nuclear decommissioning trusts (Note 1)                            54,297            37,937
Miscellaneous                                                      89,542            31,941
-------------------------------------------------------------------------------------------
Total                                                             170,824            99,079
-------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                          12,539             5,896
Receivables-
  Customer accounts receivable                                    377,570           486,947
  Other accounts and notes receivable                             104,989           117,249
  Affiliated companies                                             14,443            14,832
  Accumulated provision for uncollectible accounts                 (4,500)           (4,300)
Fossil fuel stock, at average cost                                169,252           111,620
Materials and supplies, at average cost                           293,464           287,551
Prepayments                                                        55,383            65,269
Vacation pay deferred (Note 1)                                     40,823            41,575
-------------------------------------------------------------------------------------------
Total                                                           1,063,963         1,126,639
-------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 7)                 919,750           992,510
Deferred Plant Vogtle costs (Note 3)                              432,092           506,980
Premium on reacquired debt, being amortized                       164,676           153,146
Debt expense, being amortized                                      26,223            20,730
Miscellaneous                                                     256,885           196,094
-------------------------------------------------------------------------------------------
Total                                                           1,799,626         1,869,460
-------------------------------------------------------------------------------------------
Total Assets                                                $  13,712,658     $  13,736,110
===========================================================================================
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1994 and 1993
Georgia Power Company 1994 Annual Report

===========================================================================================
CAPITALIZATION AND LIABILITIES                                       1994              1993
-------------------------------------------------------------------------------------------
                                                                         (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                          $  4,141,554      $  4,045,458
Preferred stock                                                   692,787           692,787
Preferred securities of subsidiary                                100,000                 -
Long-term debt                                                  3,757,823         4,031,387
-------------------------------------------------------------------------------------------
Total                                                           8,692,164         8,769,632
-------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 8)                       167,420            10,543
Notes payable to banks (Note 8)                                   202,200           406,700
Commercial paper (Note 8)                                         222,602            75,527
Accounts payable-
  Affiliated companies                                             41,760            38,115
  Other                                                           313,307           285,929
Customer deposits                                                  47,017            45,922
Taxes accrued-
  Federal and state income                                          2,856            31,639
  Other                                                            90,163           121,854
Interest accrued                                                  110,256           110,497
Vacation pay accrued                                               39,720            40,060
Miscellaneous                                                      70,006            64,527
-------------------------------------------------------------------------------------------
Total                                                           1,307,307         1,231,313
-------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 7)                      2,477,661         2,479,720
Accumulated deferred investment tax credits                       453,121           478,334
Deferred credits related to income taxes (Note 7)                 433,334           452,819
Disallowed Plant Vogtle capacity buyback costs (Note 5)            60,490            63,067
Miscellaneous                                                     288,581           261,225
-------------------------------------------------------------------------------------------
Total                                                           3,713,187         3,735,165
-------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, and 6)
Total Capitalization and Liabilities                         $ 13,712,658      $ 13,736,110
===========================================================================================

The accompanying notes are an integral part of these statements.



STATEMENTS OF CAPITALIZATION
At December 31, 1994 and 1993
Georgia Power Company 1994 Annual Report

====================================================================================================
                                                           1994          1993     1994      1993
----------------------------------------------------------------------------------------------------
                                                           (in thousands)         (percent of total)
Common Stock Equity:
Common stock, without par value --
  Authorized -- 15,000,000 shares
  Outstanding --  7,761,500 shares                  $    344,250  $    344,250
Paid-in capital                                        2,384,348     2,384,348
Premium on preferred stock                                   413           413
Retained earnings (Note 8)                             1,412,543     1,316,447
----------------------------------------------------------------------------------------------------
Total common stock equity                              4,141,554     4,045,458     47.6 %    46.1 %
----------------------------------------------------------------------------------------------------
Cumulative Preferred Stock,  without par value:
  Authorized -- 55,000,000 shares in 1994 and 1993;
  Outstanding -- 21,027,865 shares in 1994;
    $100 stated value --
      4.60% to 6.60%                                     117,787       117,787
      7.72% to 7.80%                                     105,000       105,000
    $25 stated value --
      $1.90 to $2.125                                    295,000       295,000
      Adjustable rate -- at January 1, 1995:
        6.30%                                            100,000       100,000
        6.86%                                             75,000        75,000
----------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $49,251,000)       692,787       692,787      8.0       7.9
----------------------------------------------------------------------------------------------------
Cumulative Preferred Securities of Subsidiary (Note 8):
  $25 stated value --  9%                                100,000             -
----------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $9,000,000)    100,000             -      1.2         -
----------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
  Maturity            Interest Rates
  --------            --------------
  September 1, 1995   5 1/8%                             130,000       130,000
  March 1, 1996       4 3/4%                             150,000       150,000
  April 1, 1998       5 1/2%                             100,000       100,000
  September 1, 1999   6 1/8%                             195,000       195,000
  2000 through 2003   6% to 7%                           625,000       625,000
  2008                6 7/8%                              50,000        50,000
  2016 through 2019   9.23% to 10%                        36,157       169,716
  2022 through 2023   7.55% to 8 3/4%                    660,000       660,000
  2032                variable rates                     200,000       200,000
----------------------------------------------------------------------------------------------------
Total first mortgage bonds                             2,146,157     2,279,716
Pollution control obligations (Note 8)                 1,678,140     1,661,250
Other long-term debt (Note 8)                            124,686       135,058
Unamortized debt premium (discount), net                 (23,740)      (34,094)
----------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $282,112,000)                         3,925,243     4,041,930
Less amount due within one year (Note 8)                 167,420        10,543
----------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year    3,757,823     4,031,387     43.2      46.0
----------------------------------------------------------------------------------------------------
Total Capitalization                                $  8,692,164  $  8,769,632    100.0 %   100.0 %
====================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1994, 1993, and 1992
Georgia Power Company 1994 Annual Report

===============================================================================================
                                                            1994           1993           1992
-----------------------------------------------------------------------------------------------
                                                                     (in thousands)

Balance at Beginning of Period                      $  1,316,447   $  1,159,380   $  1,038,012
Net income after dividends on preferred stock            525,544        569,853        520,538
Cash dividends on common stock                          (429,300)      (402,400)      (384,000)
Preferred stock transactions, net                           (148)       (10,386)       (15,170)
-----------------------------------------------------------------------------------------------
Balance at End of Period (Note 8)                   $  1,412,543   $  1,316,447   $  1,159,380
===============================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1994, 1993, and 1992
Georgia Power Company 1994 Annual Report

===============================================================================================
                                                            1994           1993           1992
-----------------------------------------------------------------------------------------------
                                                                   (in thousands)

Balance at Beginning of Period                      $  2,384,348   $  2,384,140   $  2,383,800
Contributions to capital by parent company                     -            208            340
-----------------------------------------------------------------------------------------------
Balance at End of Period                            $  2,384,348   $  2,384,348   $  2,384,140
===============================================================================================
The accompanying notes are an integral part of these financial statements.


NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 1994 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), and Southern Nuclear Operating Company (Southern Nuclear), and The Southern Development and Investment Group (SDIG). The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Intracompany contracts dealing with jointly owned generating facilities, transmission lines and exchange of electric power are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. SCS provides, at cost, specialized services to The Southern Company and each of the subsidiary companies. Southern Communications, beginning in mid-1995, will provide digital wireless communications services to The Southern Company's subsidiaries and also will market these services to the public within the Southeast. Southern Electric designs, builds, owns, and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. SDIG develops new business opportunities related to energy products and services.

    The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935. Both The Southern Company and its subsidiaries are subject to the regulatory provisions of this act. The Company is also subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective regulatory commissions.

    Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Company's Balance Sheets at December 31 relate to the following:

===============================================================
                                              1994        1993
                                           --------------------
                                                (in millions)
Deferred income taxes                       $  920      $  993
Deferred income tax credits                   (433)       (453)
Deferred Plant Vogtle costs                    432         507
Premium on reacquired debt                     165         153
Demand-side program costs                       97          49
Corporate building lease                        48          47
Postretirement benefits                         41          22
Vacation pay                                    41          42
Inventory conversions                          (39)        (47)
Department of Energy assessments                36          41
Other, net                                      52          61
---------------------------------------------------------------
Total                                       $1,360      $1,415
===============================================================

    In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets to their fair value.

Georgia Power Company 1994 Annual Report

Revenues and Fuel Costs

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates. Fuel costs were under recovered by $23 million and $79 million at December 31, 1994, and 1993, respectively. These amounts are included in customer accounts receivable on the Balance Sheets. The fuel cost recovery rate was increased effective December 6, 1993.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1994, uncollectible accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $87 million in 1994, $75 million in 1993, and $84 million in 1992. The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch and into 2009 at Plant Vogtle.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The assessment will be paid over a 15-year period, which began in 1993. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company -- based on its ownership interests -- estimates its remaining liability under this law to be approximately $33 million. This obligation is recognized in the accompanying Balance Sheets and is being recovered through the fuel cost recovery provisions.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.1 percent in 1994, 1993, and 1992. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities.

    In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial nuclear power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The Company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over a set period of time as approved by the GPSC. Earnings on the trust funds are considered in determining decommissioning expense. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

Georgia Power Company 1994 Annual Report

    Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs at December 31, 1994, -- based on the Company's ownership interests -- were as follows:

===========================================================
                                          Plant     Plant
                                          Hatch     Vogtle
                                       --------------------
Site study basis (year)                   1994      1994

Decommissioning periods:
   Beginning year                          2014      2027
   Completion year                         2027      2038
-----------------------------------------------------------

Site study costs:                          (in millions)
   Radiated structures                     $241      $193
   Non-radiated structures                   34        43
   Other                                     60        49
-----------------------------------------------------------
Total                                      $335      $285
===========================================================

Ultimate costs:                            (in millions)
   Radiated structures                     $641   $  843
   Non-radiated structures                   91      190
   Other                                    160      215
-----------------------------------------------------------
Total                                      $892   $1,248
===========================================================

                                            (in millions)
Amount expensed in 1994                      $6       $6

Accumulated provisions:
   Balance in external trust funds          $33      $22
   Balance in internal reserves              29       10
-----------------------------------------------------------
Total                                       $62      $32
===========================================================

Assumed in ultimate costs:
   Inflation rate                          4.4%      4.4%
   Trust earning rate                      6.0       6.0
-----------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity -- sinking fund -- method as approved by the GPSC. The decommissioning costs approved for ratemaking are $184 million for Plant Hatch and $155 million for Plant Vogtle. These amounts are based on costs to decommission the radioactive portions of the plants based on 1990 site studies. The estimated ultimate costs based on the 1990 studies were $872 million and $1.4 billion for plants Hatch and Vogtle, respectively. The Company expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.

Plant Vogtle Phase-In Plans

In 1987 and 1989, the GPSC ordered that the allowed costs of Plant Vogtle Units 1 and 2 be phased into rates under plans that meet the requirements of FASB Statement No. 92, Accounting for Phase-In Plans. In 1991, the GPSC modified the phase-in plans. In addition, the Company deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the GPSC. See
Note 3 for further information.

Income Taxes

The Company provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

     Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 7 for additional information about Statement No. 109.

Georgia Power Company 1994 Annual Report

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. For the years 1994, 1993 and 1992, the average AFUDC rates were 6.18 percent, 4.96 percent and 7.16 percent, respectively. The reduction in the average AFUDC rate in 1993 reflects the Company's greater use of lower cost short-term debt. The increase in 1994 is primarily the result of the higher short-term borrowing rates.

    AFUDC, net of taxes, as a percentage of net income after dividends on preferred stock, was less than 2.5 percent for 1994, 1993 and 1992, respectively.

Utility Plant

Utility plant is stated at original cost with the exception of Plant Vogtle, which is stated at cost less regulatory disallowances. Original cost includes materials; labor; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacement of property (exclusive of minor items of property) is charged to utility plant.

    The Company's investment in generating plant, based on its ownership interests and net of the accumulated provision for depreciation, by type of generation as of December 31 was as follows:

==================================================================
                                                      Nameplate
Type of Generation            Net Investment           Capacity
--------------------       -----------------      ----------------
                              1994     1993         1994     1993
                           -----------------      ----------------
                              (in millions)          (megawatts)

Steam                       $1,674   $1,718        9,676    9,812
Nuclear                      3,113    3,215        1,877    1,877
Hydro                          335      338          862      862
Other                          123       18        1,528    1,208
-----------------------------------------------------------------
Total                       $5,245   $5,289       13,943   13,759
=================================================================

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, the Company's financial instruments for which the carrying amounts did not approximate fair value at December 31 are as follows:

=============================================================
                                         Long-Term Debt
                                    -------------------------
                                      Carrying         Fair
                                       Amount         Value
                                     ------------------------
Year                                       (in millions)
1994                                  $3,838          $3,697
1993                                   3,954           4,197

    The fair values for long-term debt were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Vacation Pay

Company employees earn vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the Company accrues a current liability for earned vacation pay and records a current regulatory asset representing the future recoverability of this cost. This amount was $41 million at December 31, 1994, and $42 million at December 31, 1993. In 1995, approximately 70 percent of the 1994 deferred vacation costs will be expensed, and the balance will be charged to construction and other accounts.

Georgia Power Company 1994 Annual Report


2.  RETIREMENT BENEFITS

Pension Plan

The Company has a defined benefit, trusteed, non-contributory pension plan covering substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trusts are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the projected unit credit actuarial method for financial reporting purposes.

Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Qualified trusts are funded to the extent deductible under federal income tax regulations and to the extent required by the GPSC and FERC. During 1994, the Company funded $22 million to the qualified trusts. Amounts funded are primarily invested in debt and equity securities.

     Effective January 1, 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service."

    In October 1993, the GPSC ordered the Company to phase in the adoption of Statement No. 106 to cost of service over a five-year period, whereby one-fifth of the additional expense was recognized in 1993 and the remaining additional expense was deferred. An additional one-fifth of the costs will be expensed each succeeding year until the costs are fully reflected in cost of service in 1997. The cost deferred during the five-year period will be amortized to expense over a 15-year period beginning in 1998. As a result of the regulatory treatment allowed by the GPSC, the adoption of Statement No. 106 did not have a material impact on net income.

    Prior to 1993, the Company recognized these costs on a cash basis as payments were made. The total costs of such benefits recognized by the Company in 1992 were $13 million.

Funded Status and Cost of Benefits

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                Pension
===============================================================
                                              1994         1993
                                          ---------------------
Actuarial present value of                    (in millions)
   benefit obligations:
     Vested benefits                         $  689      $  655
     Non-vested benefits                         32          35
---------------------------------------------------------------
Accumulated benefit obligation                  721         690
Additional amounts related
   to projected salary increases                294         257
---------------------------------------------------------------
Projected benefit obligation                  1,015         947
Less:
   Fair value of plan assets                  1,419       1,495
   Unrecognized net gain                       (371)       (490)
   Unrecognized prior service cost               28          31
   Unrecognized transition asset                (58)        (62)
---------------------------------------------------------------
Prepaid asset recognized in
   the Balance Sheets                         $   3       $  27
===============================================================

Georgia Power Company 1994 Annual Report


                                         Postretirement Medical
===============================================================
                                           1994       1993
                                           --------------------
                                            (in millions)
Actuarial present value of
 benefit obligation:
     Retirees and dependents              $168       $136
     Employees eligible to retire            7         12
     Other employees                       191        206
---------------------------------------------------------------
Accumulated benefit obligation             366        354
Less:
   Fair value of plan assets                46         30
   Unrecognized net loss                     7         40
   Unrecognized transition
     obligation                            236        251
---------------------------------------------------------------
Accrued liability recognized in the
   Balance Sheets                         $ 77       $ 33
===============================================================

                                            Postretirement Life
===============================================================
                                                1994       1993
                                                ---------------
                                                 (in millions)
Actuarial present value of benefit obligation:
     Retirees and dependents                    $35        $32
     Employees eligible to retire                 -          -
     Other employees                             38         40
---------------------------------------------------------------
Accumulated benefit obligation                   73         72
Less:
   Fair value of plan assets                      6          1
   Unrecognized net gain                         (8)        (6)
   Unrecognized transition
     obligation                                  65         69
---------------------------------------------------------------
Accrued liability recognized in the
   Balance Sheets                               $10       $  8
===============================================================

Weighted average rates used in actuarial calculations:

=============================================================
                                1994          1993       1992
                               ------------------------------
Discount                        8.0%          7.5%       8.0%
Annual salary increase          5.5           5.0        6.0
Long-term return on plan
   assets                       8.5           8.5        8.5
-------------------------------------------------------------

     An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 10.5 percent for 1994, decreasing gradually to 6 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1.0 percent would increase the accumulated medical benefit obligation as of December 31, 1994, by $68 million and the aggregate of the service and interest cost components of the net retiree medical cost by $10 million.

    The components of the plans' net costs are shown below:

                                                              Pension
==============================================================================
                                                  1994          1993      1992
                                                  ----------------------------
                                                           (in millions)
Benefits earned during the year                   $  34       $  33      $  34
Interest cost on projected
   benefit obligation                                71          69         65
Actual (return) loss on plan assets                  35        (194)       (61)
Net amortization and deferral                      (160)         84        (38)
------------------------------------------------------------------------------
Net pension cost                                  $ (20)      $  (8)     $   -
==============================================================================

    Net pension costs were negative in 1994 and 1993. Of net pension costs recorded, $15 million in 1994 and $6 million in 1993, were recorded as a reduction to operating expense, with the balance being recorded as a reduction to construction and other accounts.

                                                         Postretirement Medical
===============================================================================
                                                                   1994    1993
                                                                 --------------
                                                                  (in millions)
Benefits earned during the year                                    $ 13    $ 11
Interest cost on accumulated
   benefit obligation                                                27      23
Amortization of transition
   obligation over 20 years                                          12      12
Actual (return) loss on plan assets                                   1      (4)
Net amortization and deferral                                        (3)      2
-------------------------------------------------------------------------------
Net postretirement cost                                            $ 50    $ 44
===============================================================================

                                                            Postretirement Life
===============================================================================
                                                                    1994   1993
                                                                    -----------
                                                                   (in millions)
Benefits earned during the year                                      $ 2    $ 3
Interest cost on accumulated
   benefit obligation                                                  6      6
Amortization of transition
   obligation over 20 years                                            3      3
Actual return on plan assets                                           -      -
Net amortization and deferral                                          -      -
-------------------------------------------------------------------------------
Net postretirement cost                                              $11    $12
===============================================================================

Georgia Power Company 1994 Annual Report


    Of the above net postretirement medical and life insurance costs recorded in 1994, $28 million was charged to operating expenses, $18 million was deferred, and the remainder was charged to construction and other accounts. In 1993, $21 million was charged to operating expenses, $21 million was deferred, and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

The Company has incurred additional costs for work force reduction programs. The costs related to the Company's programs were $82 million and $10 million for the years 1994 and 1992, respectively. Additionally, in 1994, the Company recognized $8 million for its share of costs associated with SCS's work force reduction program.

3.  LITIGATION AND REGULATORY MATTERS

Demand-Side Conservation Programs

In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the GPSC for recovery of the Company's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the GPSC lacked statutory authority to approve such rate riders except through general rate case proceedings and that those procedures had not been followed. The Company suspended collection of the demand-side conservation costs and appealed the court's decision to the Georgia Court of Appeals. In December 1993, the GPSC approved the Company's request for an accounting order allowing the Company to defer all current unrecovered and future costs related to these programs until the superior court's decision is reversed or until the next general rate case proceedings. An association of industrial customers filed a petition for review of the accounting order in superior court.

    In July 1994, the Georgia Court of Appeals upheld the legality of the rate riders. In November 1994, the Supreme Court of Georgia denied petitions for review of this ruling. As a result, the Company resumed collection under the rate riders in December 1994. In February 1995, the GPSC initiated a true-up proceeding to review program costs which have been incurred by the Company and costs expected to be incurred during 1995 in order to adjust the rate riders accordingly. The proceeding will also address a plan for recovery of costs deferred under the accounting order. The Company's costs related to these conservation programs through 1994 were $115 million, of which $18 million has been collected and the remainder deferred.

    The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the Company's financial statements.

Tax Litigation

In June 1994, a tax deficiency notice was received from the Internal Revenue Service (IRS) for the years 1984 through 1987 with regard to the tax accounting by the Company for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments. The potential tax deficiency and interest arising from this issue currently amount to $28 million and $32 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid; therefore, only the interest portion could affect future income. Management believes that the IRS position is incorrect, and the Company has filed a petition with the U. S. Tax Court challenging the IRS position. In order to minimize additional interest charges should the IRS's position prevail, the Company made a payment to the IRS related to the potential tax deficiency for the years 1984 through 1987 in September 1994.

    The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the Company's financial statements.

FERC Review of Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power, and other similar contracts. Any change in the rate of return on common equity that could potentially require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

Georgia Power Company 1994 Annual Report


    In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds began in October 1994 and is scheduled to continue until January 1996.

    If the rates of return on common equity recommended by the FERC staff were applied to all the schedules and contracts involved in both proceedings and refunds were ordered, the amount of refunds could range up to approximately $35 million at December 31, 1994. Although the final outcome of this matter cannot now be determined, in management's opinion, the final outcome will not result in changes that would have a material adverse effect on the Company's financial statements.

Wholesale Litigation

In July 1994, Oglethorpe Power Corporation (OPC) and the Municipal Electric Authority of Georgia (MEAG) filed a joint complaint with the FERC seeking to recover from the Company an aggregate of approximately $16.5 million in alleged partial requirements rates overcharges, plus approximately $6.3 million in interest. OPC and MEAG claimed that the Company improperly reflected in such rates costs associated with capacity that had previously been sold to Gulf States pursuant to a unit power sales contract or, alternatively, that they should be allocated a portion of the proceeds received by the Company as a result of a settlement with Gulf States of litigation arising out of such contract. The Company's response sought dismissal of the complaint by the FERC. Dismissal was ordered in November 1994. OPC and MEAG filed a request for rehearing in December 1994, and such request is pending before the FERC. In August 1994, OPC and MEAG also filed a complaint in the Superior Court of Fulton County, Georgia, urging substantially the same claims and asking the court to hear the matter in the event the FERC declines jurisdiction. Such court proceeding was subsequently stayed pending resolution of the FERC filing.

    While the outcome of this matter cannot be determined, in management's opinion, it will not have a material adverse effect on the Company's financial statements.

Plant Vogtle Phase-In Plans

Pursuant to orders from the GPSC, the Company recorded a deferred return under phase-in plans for Plant Vogtle Units 1 and 2 until October 1991 when the allowed investment was fully reflected in rates. In addition, the GPSC issued two separate accounting orders that required the Company to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. These GPSC orders provide for the recovery of deferred costs within 10 years. The GPSC modified the phase-in plans in 1991 to accelerate the recognition of costs previously deferred under the Plant Vogtle Unit 2 phase-in plan and to levelize the remaining Plant Vogtle declining capacity buyback expenses.

    Under these orders, the Company has deferred and amortized these costs (as recovered through rates) as follows:

=============================================================
                                     1994      1993      1992
                                  ---------------------------
                                          (in millions)
Deferred costs at beginning
   of year                            $507      $383      $375
--------------------------------------------------------------
Deferred capacity buyback
   expenses                             10        38       100
Amortization of previously
   deferred costs                      (85)      (74)      (69)
Less income taxes                        -         -       (23)
--------------------------------------------------------------
Net (amortization) deferral            (75)      (36)        8
--------------------------------------------------------------
Effect of adoption of FASB
   Statement No. 109                     -       160         -
--------------------------------------------------------------
Deferred costs at end of year         $432      $507      $383
==============================================================

Georgia Power Company 1994 Annual Report


Nuclear Performance Standards

In October 1989, the GPSC adopted a nuclear performance standard for the Company's nuclear generating units under which the performance of plants Hatch and Vogtle will be evaluated every three years. The performance standard is based on each unit's capacity factor as compared to the average of all U.S. nuclear units operating at a capacity factor of 50 percent or higher during the three-year period of evaluation. Depending on the performance of the units, the Company could receive a monetary reward or penalty under the performance standards criteria. The first evaluation was conducted in 1993 for performance during the 1990-92 period. During this three-year period, the Company's units performed at an average capacity factor of 81 percent compared to an industry average of approximately 73 percent. Based on these results, the GPSC approved a performance reward of approximately $8.5 million for the Company. This reward is being collected through the retail fuel cost recovery provision and recognized in income over a 36-month period beginning November, 1993. At December 31, 1994, the remaining amount to be collected was $5 million.

4.  COMMITMENTS AND CONTINGENCIES

Rocky Mountain Project Status

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric project in 1991 as then planned was not economically justifiable and reasonable and withheld authorization for the Company to spend funds from approved securities issuances on that project. In 1988, the Company and OPC entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the project, as discussed in Note 5. However, full recovery of the Company's costs depends on the GPSC's treatment of the project's costs and disposition of the project's capacity output. In the event the GPSC does not allow full recovery of the project's costs, then the portion not allowed may have to be written off. AFUDC accrued on the Rocky Mountain project has not been credited to income or included in the project cost since December 1985. If accrual of AFUDC is not resumed, the Company's estimated total investment in the project at completion would be approximately $200 million. The plant is scheduled to begin commercial operation in 1995.

    The ultimate outcome of this matter cannot now be determined.

Construction Program

While the Company has no new baseload generating plants under construction, the construction of five combustion turbine peaking units is planned to be completed by 1996. In addition, significant construction of transmission and distribution facilities, and projects to upgrade and extend the useful life of generating plants will continue. The Company currently estimates property additions to be approximately $579 million in 1995, $626 million in 1996 and $724 million in 1997. These estimated additions include AFUDC of $27 million in 1995, $17 million in 1996, and $22 million in 1997. The estimates for property additions for the three-year period include $92 million committed to meeting the requirements of the Clean Air Act.

    The construction program is subject to periodic review and revision, and actual construction costs may vary from estimates because of numerous factors, including, but not limited to, changes in business conditions, load growth estimates, environmental regulations, and regulatory requirements.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term commitments were approximately $4.6 billion at December 31, 1994. Additional commitments for coal and for nuclear fuel will be required in the future to supply the Company's fuel needs.

Georgia Power Company 1994 Annual Report


Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $13 million, $8 million, and $7 million for 1994, 1993, and 1992, respectively. At December 31, 1994, estimated minimum rental commitments for noncancelable operating leases were as follows:

======================================================
                                           Amounts
                                        --------------
Year                                    (in millions)
----
1995                                         $  12
1996                                            11
1997                                            10
1998                                            10
1999                                            10
2000 and thereafter                            136
------------------------------------------------------
Total minimum payments                        $189
======================================================

Certain Environmental Contingencies

In January 1995, the Company and four other unrelated entities were notified by the EPA that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia. While the Company believes that the total amount of costs required for the clean up of this site may be substantial, it is unable at this time to estimate either such total or the portion for which the Company may ultimately be responsible.

    The final outcome of this matter cannot now be determined. In management's opinion, however, based upon the nature and extent of the Company's activities relating to the site, the final outcome will not have a material adverse effect on the Company's financial statements.

    In compliance with the recently enacted Georgia Hazardous Site Response Act, the State of Georgia was required to compile an inventory of all known or suspected sites where hazardous wastes, constituents or substances have been disposed of or released in quantities deemed reportable by the State. In developing this list, the State identified several hundred properties throughout the State, including 24 sites which may require environmental remediation by the Company. The majority of these 24 sites are electrical power substations and power generation facilities. The Company has recognized $4 million in expenses for the anticipated clean-up cost for two sites that the Company plans to remediate. The Company will conduct studies at each of the remaining sites to determine the extent of remediation and associated clean-up costs, if any, that may be required. The Company has recognized $3 million in expenses for the anticipated cost of completing such studies. Any cost of remediating the remaining sites cannot presently be determined until such studies are completed for each site, and the State of Georgia determines whether remediation is required. If all sites were required to be remediated, the Company could incur expenses of up to approximately $25 million in additional clean-up costs, and construction expenditures of up to $100 million to develop new waste management facilities or install additional pollution control devices.

    The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the Company's financial statements.

Nuclear Insurance

Under the Price-Anderson Amendments Act of 1988, the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plants. The act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment for the Company -- based on its ownership and buyback interests -- is $163 million per incident but not more than an aggregate of $21 million to be paid for each incident in any one year.

Georgia Power Company 1994 Annual Report


    The Company is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. The Company's maximum annual assessment is limited to $15 million under current policies.

    Additionally, the Company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company.

    NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased costs of replacement power in an amount up to $3.5 million per week -- starting 21 weeks after the outage -- for one year and up to $2.8 million per week for the second and third years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under the current policies for the Company would be $25 million for excess property damage and $13 million for replacement power.

    For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or renewed on or after April 2, 1991, shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the Company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

    The Company participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, the Company could be subject to a maximum total assessment of $6 million.

    All retrospective assessments, whether generated for liability, property or replacement power may be subject to applicable state premium taxes.

5.  FACILITY SALES AND JOINT OWNERSHIP AGREEMENTS

Since 1975, the Company has sold undivided interests in plants Hatch, Wansley, Vogtle, and Scherer Units 1 and 2, together with transmission facilities, to OPC, an electric membership generation and transmission corporation; MEAG, a public corporation and an instrumentality of the state of Georgia; and the City of Dalton, Georgia. The Company has sold an interest in Plant Scherer Unit 3 to Gulf Power, an affiliate.

    Additionally, the Company has completed three of four separate transactions to sell Unit 4 of Plant Scherer to Florida Power & Light Company (FPL) and Jacksonville Electric Authority (JEA) for a total price of approximately $808 million, including any gains on these transactions. FPL will eventually own approximately 76.4 percent of the unit, with JEA owning the remainder. Georgia Power will continue to operate the unit.

    The completed and scheduled remaining transactions are as follows:

=============================================================
Closing                     Percent                 After-Tax
 Date          Capacity    Ownership     Amount       Gain
-------------------------------------------------------------
          (in megawatts)                    (in millions)
July 1991         290        35.46%         $291       $14
June 1993         258        31.44           253        18
June 1994         135        16.55           133        11
June 1995         135        16.55           131        12
-------------------------------------------------------------
Total             818       100.00%         $808       $55
=============================================================

    Except as otherwise noted, the Company has contracted to operate and maintain all jointly owned facilities. The Company includes its proportionate share of plant operating expenses in the corresponding operating expenses in the Statements of Income.

    As discussed in Note 4, the Company and OPC have a joint ownership arrangement for the Rocky Mountain pumped storage hydroelectric project under which the Company will retain its present investment in the project and OPC will

Georgia Power Company 1994 Annual Report


finance and complete the remainder of the project and operate the completed facility. Based on current cost estimates the Company's ownership will be approximately 25 percent of the project (194 megawatts of capacity) at completion.

    The Company will own six of eight 80 megawatt combustion turbine generating units and 75 percent of the related common facilities being jointly constructed at Plant McIntosh with Savannah Electric, an affiliate. The Company's investment in the project at December 31, 1994, was $149 million and is expected to total approximately $182 million when the project is completed. Four of the Company's six units began commercial operation during 1994, and the remaining two units are expected to be completed by June, 1995. Savannah Electric will operate these units.

    In 1994, the Company and FPC entered into a joint ownership agreement regarding a 150 megawatt combustion turbine unit to be constructed near Orlando, Florida. The unit is scheduled to be in commercial operation in early 1996, and will be constructed, operated, and maintained by FPC. The Company will have a one-third interest in the unit, with use of 100 percent of the unit's capacity from June through September. FPC will have the capacity the remainder of the year. The Company's investment in the project is expected to be approximately $14 million at completion.

    In connection with the joint ownership arrangements for plants Vogtle and Scherer, the Company has made commitments to purchase declining fractions of OPC's and MEAG's capacity and energy from these units. These commitments are in effect during periods of up to 10 years following commercial operation (and with regard to a portion of a 5 percent interest in Plant Vogtle owned by MEAG, until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest). The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power from non-affiliates in the Company's Statements of Income. Capacity payments totaled $129 million, $183 million and $289 million in 1994, 1993 and 1992, respectively. The Plant Scherer buyback agreements ended in 1993. The current projected Plant Vogtle capacity payments for the next five years are as follows:
$77 million in 1995, $70 million in 1996, $59 million in 1997, $59 million in 1998, and $59 million in 1999. Portions of the payments noted above relate to costs in excess of Plant Vogtle's allowed investment for ratemaking purposes. The present value of these portions was written off in 1987 and 1990. Additionally, the Plant Vogtle declining capacity buyback expense is being levelized over a six-year period. See Note 3 for further information.

    At December 31, 1994, the Company's percentage ownership and investment (exclusive of nuclear fuel) in jointly owned facilities in commercial operation, were as follows:

================================================================
                                      Total
                                    Nameplate           Company
Facility (Type)                     Capacity           Ownership
----------------------------------------------------------------
                                     (megawatts)

Plant Vogtle (nuclear)                  2,320              45.7%
Plant Hatch (nuclear)                   1,630              50.1
Plant Wansley (coal)                    1,779              53.5
Plant Scherer (coal)
   Units 1 and 2                        1,636               8.4
   Unit 3                                 818              75.0
   Unit 4                                 818              16.6
Plant McIntosh
   Common Facilities                      N/A              75.0
       (combustion-turbine)

=================================================================

                                                      Accumulated
Facility (Type)                 Investment           Depreciation
-----------------------------------------------------------------
                                          (in millions)
Plant Vogtle (nuclear)         $3,289*                      $628
Plant Hatch (nuclear)             842                        346
Plant Wansley (coal)              287                        129
Plant Scherer (coal)
   Units 1 and 2                 112                          36
   Unit 3                        540                         121
   Unit 4                        119                          18
Plant McIntosh
   Common Facilities
       (combustion-turbine)      17                           **
-----------------------------------------------------------------

     * Investment net of write-offs.
   ** Less than $1 million.

Georgia Power Company 1994 Annual Report

    The Company and an affiliate, Alabama Power, own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, as well as associated transmission facilities. The capacity of the units has been sold equally to the Company and Alabama Power under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, debt service and return on investment, whether or not SEGCO has any capacity and energy available. The term of the contract extends automatically for two year periods, subject to either party's right to cancel upon two year's notice. The Company's share of expenses included in purchased power from affiliates in the Statements of Income, is as follows:

============================================================
                               1994      1993        1992
------------------------------------------------------------
                                      (in millions)
Energy                           $43       $60         $47
Capacity                          33        30          28
------------------------------------------------------------
Total                            $76       $90         $75
============================================================
Kilowatt-hours                 2,429     3,352       2,664
------------------------------------------------------------

    At December 31, 1994, the capitalization of SEGCO consisted of $54 million of equity and $78 million of long-term debt on which the annual interest requirement is $5 million.

6.  LONG-TERM POWER SALES AGREEMENTS

The Company and the operating affiliates of The Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to non-affiliated utilities located outside the system's service territory. These agreements consist of firm unit power sales pertaining to capacity from specific generating units and non-firm sales based on the capacity of the Southern system. Because energy is generally sold at cost under these agreements, it is primarily the capacity revenues that affect the Company's profitability.

The Company's capacity revenues have been as follows:

==============================================================
Year          Unit Power Sales              Non-firm Sales
--------------------------------------------------------------
        (in millions) (megawatts)    (in millions) (megawatts)
1994         $  75           403            $ 9           101
1993           135           830             17           200
1992           223         1,363             10           124

    Long-term non-firm power of 200 megawatts was sold by the Southern electric system in 1994 to FPC, of which the Company's share was 101 megawatts, under a contract that expired at year-end. Sales under these long-term non-firm power sales agreements are made from available power pool energy, and the revenues from the sales are shared by the operating affiliates.

    Unit power from specific generating plants is being sold to FPL, JEA, and the City of Tallahassee, Florida and beginning in 1994 to FPC. Under these agreements, the Company sold approximately 403 megawatts of capacity in 1994 and is scheduled to sell approximately 248 megawatts of capacity in 1995. Thereafter, these sales will decline to an estimated 172 megawatts in 1996 then will remain at an approximate level of 158 megawatts through 1999. After 2000, capacity sales will decline to approximately 102 megawatts -- unless reduced by FPL, FPC, and JEA -- until the expiration of the contracts in 2010.

Georgia Power Company 1994 Annual Report


7.  INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1994, the tax-related regulatory assets were $920 million and the tax-related regulatory liabilities were $433 million. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are as follows:

==============================================================
                                    1994     1993     1992
                                   ---------------------------
Total provision for income taxes:      (in millions)
Federal:
   Currently payable                $306      $223     $139
   Deferred -
     Current year                     86       181      170
     Reversal of prior years         (57)      (40)      (6)
   Deferred investment tax
     credits                          (1)      (18)      (6)
--------------------------------------------------------------
                                     334       346      297
--------------------------------------------------------------
State:
   Currently payable                  52        41       24
   Deferred -
     Current year                     15        31       35
     Reversal of prior years         (10)       (3)      (3)
--------------------------------------------------------------
                                      57        69       56
--------------------------------------------------------------
Total                                391       415      353
--------------------------------------------------------------
Less:
   Income taxes charged
   (credited) to other  income        (8)      (37)     (25)
--------------------------------------------------------------
Federal and state income
   taxes charged to operations      $399      $452     $378
==============================================================


    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis, which give rise to deferred tax assets and liabilities are as follows:

===============================================================
                                                1994      1993
                                              -----------------
                                                (in millions)
Deferred tax liabilities:
  Accelerated depreciation                    $1,541     $1,458
  Property basis differences                   1,085      1,163
  Deferred Plant Vogtle costs                    141        161
  Premium on reacquired debt                      68         63
  Deferred regulatory costs                       48         24
  Fuel clause underrecovered                       9         32
  Other                                           23         38
---------------------------------------------------------------
Total                                          2,915      2,939
---------------------------------------------------------------
Deferred tax assets:
  Other property basis differences               250        263
  Federal effect of state deferred taxes          94         92
  Other deferred costs                            79         61
  Disallowed Plant Vogtle buybacks                26         29
  Accrued interest                                10         24
  Other                                           13         12
---------------------------------------------------------------
Total                                            472        481
---------------------------------------------------------------
Net deferred tax liabilities                   2,443      2,458
Portion included in current assets                35         22
---------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                      $2,478     $2,480
===============================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $25 million in 1994, $19 million in 1993, and $19 million in 1992. At December 31, 1994, all investment tax credits available to reduce federal income taxes payable had been utilized.

Georgia Power Company 1994 Annual Report


    A reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

=============================================================
                                     1994     1993      1992
                                     ------------------------
Federal statutory rate                 35%       35%      34%
State income tax, net of
   federal deduction                    4         4        4
Non-deductible book
   depreciation                         3         3        3
Difference in prior years'
   deferred and current tax rate       (1)       (1)      (1)
Other                                   -        (1)      (2)
-------------------------------------------------------------
Effective income tax rate              41%       40%      38%
=============================================================

    The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

8.  CAPITALIZATION

Common Stock Dividend Restrictions

The Company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1994, $742 million of retained earnings were restricted against the payment of cash dividends on common stock under terms of the mortgage indenture. Supplemental indentures in connection with future first mortgage bond issues may contain more stringent common stock dividend restrictions than those currently in effect.

    The Company's charter limits cash dividends on common stock to the lesser of the retained earnings balance or 75 percent of net income available for such stock during a prior period of 12 months if the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend, is below 25 percent, and to 50 percent of such net income if such ratio is less than 20 percent. At December 31, 1994, the ratio as defined was 47.3 percent.


Preferred Securities

Georgia Power Capital, a limited partnership, was formed November 10, 1994, for the purpose of issuing preferred securities and subsequently lending the proceeds to the Company. In December 1994, Georgia Power Capital issued four million shares of preferred securities at 9 percent and subsequently loaned the proceeds of $100 million to the Company. This subordinated debt of the Company is due December 19, 2024.

Pollution Control Bonds

The Company has incurred obligations in connection with the sale by public authorities of tax-exempt pollution control and industrial development revenue bonds. The Company has authenticated and delivered to trustees an aggregate of $1 billion of its first mortgage bonds, which are pledged as security for its obligations under pollution control and industrial development contracts. No interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase or loan agreements. An aggregate of approximately $651 million of the pollution control and industrial development bonds is secured by a subordinated interest in specific property of the Company.

    Details of pollution control bonds are as follows:

============================================================
   Maturity          Interest Rates        1994       1993
------------------------------------------------------------
                                            (in millions)
2004             5.70%                   $   39     $   39
2005-2008        5.375% to 6.75%             59         59
2011-2014        11.75% & Variable           10        477
2015-2019        6.00% to 10.60%
                      & Variable            786        830
2021-2024        5.40% to 7.25% &
                 Variable                   784        256
------------------------------------------------------------
Total pollution control bonds            $1,678     $1,661
============================================================

Bank Credit Arrangements

At the beginning of 1995, the Company had unused credit arrangements with banks totaling $709 million, of which $268 million expires at various times during 1995, $41 million expires at May 1, 1997, and $400 million expires at June 30, 1997.

Georgia Power Company 1994 Annual Report


    The $400 million expiring June 30, 1997, is under revolving credit arrangements with several banks providing the Company, Alabama Power, and The Southern Company up to a total credit amount of $400 million. To provide liquidity support for commercial paper programs and for other short-term cash needs, $165 million and $135 million of the $400 million available credit are currently dedicated for the Company and Alabama Power, respectively. However, the allocations can be changed among the borrowers by notifying the respective banks.

    During the term of the agreements expiring in 1997, short-term borrowings may be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Of the Company's total $709 million in unused credit arrangements, a portion of the lines are dedicated to provide liquidity support to variable rate pollution control bonds. The credit lines dedicated as of December 31, 1994, is $219 million. In connection with all other lines of credit, the Company has the option of paying fees or maintaining compensating balances. These balances are not legally restricted from withdrawal.

    In addition, the Company borrows under uncommitted lines of credit with banks and through a $225 million commercial paper program that has the liquidity support of committed bank credit arrangements. Average compensating balances held under these committed facilities were not material in 1994.

Other Long-Term Debt

Assets acquired under capital leases are recorded in the Balance Sheets as utility plant in service, and the related obligations are classified as long-term debt. At December 31, 1994 and 1993, the Company had a capitalized lease obligation for its corporate headquarters building of $88 million with an interest rate of 8.1 percent. The maturity of this capital lease obligation through 1999 is approximately as follows: $310 thousand in 1995, $336 thousand in 1996, $365 thousand in 1997, $395 thousand in 1998, and $429 thousand in 1999.

    The lease agreement for the corporate headquarters building provides for payments that are minimal in early years and escalate through the first 21 years of the lease. For ratemaking purposes, the GPSC has treated the lease as an operating lease and has allowed only the lease payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes is being deferred as a cost to be recovered in the future as ordered by the GPSC. At December 31, 1994, and 1993, the interest and lease amortization deferred on the Balance Sheets are $48 million and $47 million, respectively.

    In December 1993, the Company borrowed $37 million through a long-term note due in 1995.

Assets Subject to Lien

The Company's mortgage dated as of March 1, 1941, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Long-Term Debt Due Within One Year

The current portion of the Company's long-term debt is as follows:

================================================================
                                                  1994     1993
                                                  --------------
                                                  (in millions)
First mortgage bond maturity                      $130    $   -
Other long-term debt                                37       11
----------------------------------------------------------------
Total                                             $167      $11
================================================================


    The Company's first mortgage bond indenture includes an improvement fund requirement that amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by June 1 of each year by depositing cash or reacquired bonds, or by pledging additional property equal to 1 2/3 times the requirement. The 1994 requirement was funded in December 1993. The 1995 requirement of $23 million

Georgia Power Company 1994 Annual Report


will be satisfied by pledging additional property.

Redemption of Securities

The Company plans to continue a program of redeeming or replacing debt and preferred stock in cases where opportunities exist to reduce financing costs. Issues may be repurchased in the open market or called at premiums as specified under terms of the issue. They may also be redeemed at face value to meet improvement fund and sinking fund requirements, to meet replacement provisions of the mortgage, or through use of proceeds from the sale of property pledged under the mortgage. In general, for the first five years a series is outstanding the Company is prohibited from redeeming for improvement fund purposes more than 1 percent annually of the original issue amount.


9. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for 1994 and 1993 is as follows:

==================================================================
                                                       Net Income
                                                          After
                                                      Dividends on
                       Operating      Operating        Preferred
   Quarter Ended        Revenues        Income           Stock
------------------------------------------------------------------
                                     (in millions)
March 1994              $  992            $157           $ 58
June 1994                1,030             227            140
September 1994           1,213             331            233
December 1994              927             179             95


March 1993              $1,004            $221           $108
June 1993                1,096             219            141
September 1993           1,376             356            245
December 1993              975             176             76
------------------------------------------------------------------

     Earnings in 1994 declined by $55 million as a result of work force reduction programs. Of this amount, $52 million was recorded in the first quarter of 1994.

      The Company's business is influenced by seasonal weather conditions.


SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1994 Annual Report

===================================================================================================
                                                                     1994         1993         1992
---------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                              $4,162,403   $4,451,181   $4,297,436
Net Income after Dividends
  on Preferred Stock (in thousands)                              $525,544     $569,853     $520,538
Cash Dividends on Common Stock (in thousands)                    $429,300     $402,400     $384,000
Return on Average Common Equity (percent)                           12.84        14.37        13.60
Total Assets (in thousands)                                   $13,712,658  $13,736,110  $10,964,442
Gross Property Additions (in thousands)                          $638,426     $674,432     $508,444
---------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $4,141,554   $4,045,458   $3,888,237
Preferred stock                                                   692,787      692,787      692,792
Preferred stock subject to mandatory redemption                         -            -        6,250
Preferred securities of subsidiary                                100,000            -            -
Long-term debt                                                  3,757,823    4,031,387    4,131,016
---------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $8,692,164   $8,769,632   $8,718,295
===================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                  47.6         46.1         44.6
Preferred stock                                                       8.0          7.9          8.0
Preferred securities of subsidiary                                    1.2            -            -
Long-term debt                                                       43.2         46.0         47.4
---------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0        100.0        100.0
===================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  -    1,135,000      975,000
Retired                                                           133,559    1,337,822    1,381,300
Preferred Stock (in thousands):
Issued                                                                  -      175,000      195,000
Retired                                                                 -      245,005      165,004
Preferred Securities of subsidiary (in thousands):
Issued                                                            100,000            -            -
Retired                                                                 -            -            -
---------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                              A2           A3           A3
  Standard and Poor's                                                  A            A-           A-
  Duff & Phelps                                                        A+           A+           A-
Preferred Stock -
  Moody's                                                              a3         baa1         baa1
  Standard and Poor's                                                  A-         BBB+         BBB+
  Duff & Phelps                                                        A-           A-          BBB
---------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                     1,466,382    1,441,972    1,421,175
Commercial                                                        193,648      188,820      183,784
Industrial                                                         10,976       11,217       11,479
Other                                                               2,426        2,322        2,269
---------------------------------------------------------------------------------------------------
Total                                                           1,673,432    1,644,331    1,618,707
===================================================================================================
Employees (year-end)                                               11,765       12,528       12,600



SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1994 Annual Report


 ===================================================================================================
                                                                    1991         1990         1989
---------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                              $4,301,428   $4,445,809   $4,145,240
Net Income after Dividends
  on Preferred Stock (in thousands)                              $474,855     $208,066     $449,099
Cash Dividends on Common Stock (in thousands)                    $375,200     $389,600     $394,500
Return on Average Common Equity (percent)                           12.76         5.52        11.72
Total Assets (in thousands)                                   $10,842,538  $11,176,619  $11,372,346
Gross Property Additions (in thousands)                          $548,051     $558,727     $727,631
---------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $3,766,551   $3,673,913   $3,860,657
Preferred stock                                                   607,796      607,796      607,844
Preferred stock subject to mandatory redemption                   118,750      125,000      155,000
Preferred securities of subsidiary                                      -            -            -
Long-term debt                                                  4,553,189    5,000,225    5,054,001
---------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $9,046,286   $9,406,934   $9,677,502
===================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                  41.7         39.1         39.9
Preferred stock                                                       8.0          7.8          7.9
Preferred securities of subsidiary                                      -            -            -
Long-term debt                                                       50.3         53.1         52.2
---------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0        100.0        100.0
===================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  -      300,000      250,000
Retired                                                           598,384       91,117       91,516
Preferred Stock (in thousands):
Issued                                                            100,000            -            -
Retired                                                           100,000       83,750        7,500
Preferred Securities of subsidiary (in thousands):
Issued                                                                  -            -            -
Retired                                                                 -            -            -
---------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            Baa1         Baa1         Baa2
  Standard and Poor's                                                BBB+         BBB+         BBB+
  Duff & Phelps                                                      BBB+          BBB          BBB
Preferred Stock -
  Moody's                                                            baa1         baa1         baa2
  Standard and Poor's                                                 BBB          BBB          BBB
  Duff & Phelps                                                      BBB-         BBB-         BBB-
---------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                     1,397,682    1,378,888    1,355,211
Commercial                                                        179,933      178,391      177,814
Industrial                                                         11,946       12,115       12,311
Other                                                               2,190        2,114        2,050
---------------------------------------------------------------------------------------------------
Total                                                           1,591,751    1,571,508    1,547,386
===================================================================================================
Employees (year-end)                                               13,700       13,746       13,900


                                     II-128A



SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1994 Annual Report


===================================================================================================
                                                                     1988         1987         1986
---------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                              $3,897,479   $3,786,485   $3,561,603
Net Income after Dividends
  on Preferred Stock (in thousands)                              $479,532     $240,057     $535,003
Cash Dividends on Common Stock (in thousands)                    $386,600     $377,800     $325,500
Return on Average Common Equity (percent)                           13.06         6.85        16.51
Total Assets (in thousands)                                   $11,130,539  $11,197,494  $10,465,063
Gross Property Additions (in thousands)                          $929,019   $1,034,059   $1,598,309
---------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $3,806,070   $3,538,182   $3,469,201
Preferred stock                                                   657,844      657,844      732,844
Preferred stock subject to mandatory redemption                   162,500      166,250      112,500
Preferred securities of subsidiary                                      -            -            -
Long-term debt                                                  4,861,378    4,825,760    4,464,857
---------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $9,487,792   $9,188,036   $8,779,402
===================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                  40.1         38.5         39.5
Preferred stock                                                       8.6          9.0          9.6
Preferred securities of subsidiary                                      -            -            -
Long-term debt                                                       51.3         52.5         50.9
---------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0        100.0        100.0
===================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                            150,000      500,000      500,000
Retired                                                           206,677      217,949      377,538
Preferred Stock (in thousands):
Issued                                                                  -      125,000      100,000
Retired                                                             3,750      150,000        7,500
Preferred Securities of subsidiary (in thousands):
Issued                                                                  -            -            -
Retired                                                                 -            -            -
---------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            Baa2         Baa2         Baa1
  Standard and Poor's                                                 BBB          BBB         BBB+
  Duff & Phelps                                                         9            9            9
Preferred Stock -
  Moody's                                                            baa2         baa2         baa1
  Standard and Poor's                                                BBB-         BBB-          BBB
  Duff & Phelps                                                        10           10           10
---------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                     1,329,173    1,303,721    1,268,983
Commercial                                                        174,147      169,014      162,258
Industrial                                                         12,353       12,307       12,315
Other                                                               1,993        1,858        1,816
---------------------------------------------------------------------------------------------------
Total                                                           1,517,666    1,486,900    1,445,372
===================================================================================================
Employees (year-end)                                               15,110       14,924       14,773


                                     II-128B


SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1994 Annual Report


======================================================================================
                                                                     1985         1984
--------------------------------------------------------------------------------------
Operating Revenues (in thousands)                              $3,609,140   $3,319,699
Net Income after Dividends
  on Preferred Stock (in thousands)                              $493,717     $421,719
Cash Dividends on Common Stock (in thousands)                    $277,500     $225,500
Return on Average Common Equity (percent)                           17.95        18.43
Total Assets (in thousands)                                    $9,030,618   $7,880,072
Gross Property Additions (in thousands)                        $1,384,182   $1,396,846
--------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $3,013,707   $2,486,172
Preferred stock                                                   632,844      482,844
Preferred stock subject to mandatory redemption                   120,000      127,500
Preferred securities of subsidiary                                      -            -
Long-term debt                                                  3,878,066    3,432,606
--------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $7,644,617   $6,529,122
======================================================================================
Capitalization Ratios (percent):
Common stock equity                                                  39.4         38.1
Preferred stock                                                       9.9          9.3
Preferred securities of subsidiary                                      -            -
Long-term debt                                                       50.7         52.6
--------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0        100.0
======================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  -      150,000
Retired                                                            17,738       26,084
Preferred Stock (in thousands):
Issued                                                            150,000       50,000
Retired                                                             3,750
Preferred Securities of subsidiary (in thousands):
Issued                                                                  -            -
Retired                                                                 -            -
--------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            Baa1         Baa1
  Standard and Poor's                                                BBB+         BBB+
  Duff & Phelps                                                         9            8
Preferred Stock -
  Moody's                                                            baa1         baa1
  Standard and Poor's                                                 BBB          BBB
  Duff & Phelps                                                        10            9
--------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                     1,231,140    1,189,670
Commercial                                                        155,399      148,536
Industrial                                                         12,309       12,276
Other                                                               1,789        1,753
--------------------------------------------------------------------------------------
Total                                                           1,400,637    1,352,235
======================================================================================
Employees (year-end)                                               14,947       14,562

                                     II-128C


SELECTED  FINANCIAL AND OPERATING  DATA  (continued)
Georgia Power Company 1994 Annual Report

===================================================================================================
                                                                     1994         1993         1992
---------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                    $1,180,358   $1,291,035   $1,128,396
Commercial                                                      1,367,315    1,354,130    1,285,681
Industrial                                                      1,100,995    1,113,067    1,083,856
Other                                                              42,983       41,399       39,504
---------------------------------------------------------------------------------------------------
Total retail                                                    3,691,651    3,799,631    3,537,437
Sales for resale - non-affiliates                                 351,591      534,370      640,308
Sales for resale - affiliates                                      60,899       61,668       67,835
---------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                        4,104,141    4,395,669    4,245,580
Other revenues                                                     58,262       55,512       51,856
---------------------------------------------------------------------------------------------------
Total                                                          $4,162,403   $4,451,181   $4,297,436
===================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    15,680,709   16,649,859   14,939,172
Commercial                                                     18,738,461   18,278,508   17,260,614
Industrial                                                     24,337,632   23,635,363   22,978,312
Other                                                             484,009      460,801      436,144
---------------------------------------------------------------------------------------------------
Total retail                                                   59,240,811   59,024,531   55,614,242
Sales for resale - non-affiliates                               7,968,475   14,307,030   15,870,222
Sales for resale - affiliates                                   3,056,050    3,027,733    3,320,060
---------------------------------------------------------------------------------------------------
Total                                                          70,265,336   76,359,294   74,804,524
===================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          7.53         7.75         7.55
Commercial                                                           7.30         7.41         7.45
Industrial                                                           4.52         4.71         4.72
Total retail                                                         6.23         6.44         6.36
Sales for resale                                                     3.74         3.44         3.69
Total sales                                                          5.84         5.76         5.68
Residential Average Annual Kilowatt-Hour Use Per Customer          10,766       11,630       10,603
Residential Average Annual Revenue Per Customer                   $810.39      $901.79      $800.88
Plant Nameplate Capacity Ratings (year-end) (megawatts)            13,943       13,759       14,076
Maximum Peak-Hour Demand (megawatts) (Note):
Winter                                                             10,509        9,067        8,938
Summer                                                             11,758       12,573       11,448
Annual Load Factor (percent)                                         63.0         58.5         60.5
Plant Availability (percent):
Fossil-steam                                                         83.1         85.9         86.6
Nuclear                                                              88.4         85.5         87.7
---------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 61.3         62.1         61.4
Nuclear                                                              18.0         16.2         17.0
Hydro                                                                 2.6          2.3          2.5
Oil and gas                                                           0.1          0.2            *
Purchased power -
  From non-affiliates                                                 9.7         10.2         12.2
  From affiliates                                                     8.3          9.0          6.9
---------------------------------------------------------------------------------------------------
Total                                                               100.0        100.0        100.0
===================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                 9,915        9,912        9,900
Cost of fuel per million BTU (cents)                               145.33       153.62       153.08
Average cost of fuel per net kilowatt-hour generated (cents)         1.44         1.52         1.52
===================================================================================================
Note:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.



SELECTED  FINANCIAL AND OPERATING  DATA  (continued)
Georgia Power Company 1994 Annual Report


===================================================================================================
                                                                     1991         1990         1989
---------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                    $1,111,358   $1,109,165   $1,022,781
Commercial                                                      1,243,067    1,218,441    1,143,727
Industrial                                                      1,057,702    1,061,830    1,006,416
Other                                                              37,861       36,773       34,775
---------------------------------------------------------------------------------------------------
Total retail                                                    3,449,988    3,426,209    3,207,699
Sales for resale - non-affiliates                                 736,643      784,086      760,809
Sales for resale - affiliates                                      65,586      168,251      150,394
---------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                        4,252,217    4,378,546    4,118,902
Other revenues                                                     49,211       67,263       26,338
---------------------------------------------------------------------------------------------------
Total                                                          $4,301,428   $4,445,809   $4,145,240
===================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    14,815,089   14,771,648   14,134,195
Commercial                                                     16,885,833   16,627,128   15,843,181
Industrial                                                     22,298,062   22,126,604   21,801,404
Other                                                             429,016      428,459      414,107
---------------------------------------------------------------------------------------------------
Total retail                                                   54,428,000   53,953,839   52,192,887
Sales for resale - non-affiliates                              18,719,924   20,158,681   20,479,412
Sales for resale - affiliates                                   3,885,892    8,272,528    7,489,948
---------------------------------------------------------------------------------------------------
Total                                                          77,033,816   82,385,048   80,162,247
===================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          7.50         7.51         7.24
Commercial                                                           7.36         7.33         7.22
Industrial                                                           4.74         4.80         4.62
Total retail                                                         6.34         6.35         6.15
Sales for resale                                                     3.55         3.35         3.26
Total sales                                                          5.52         5.31         5.14
Residential Average Annual Kilowatt-Hour Use Per Customer          10,675       10,795       10,530
Residential Average Annual Revenue Per Customer                   $800.78      $810.56      $761.96
Plant Nameplate Capacity Ratings (year-end) (megawatts)            14,076       14,366       14,366
Maximum Peak-Hour Demand (megawatts) (Note):
Winter                                                             10,001        8,977       10,101
Summer                                                             13,090       13,196       12,735
Annual Load Factor (percent)                                         55.2         55.5         56.3
Plant Availability (percent):
Fossil-steam                                                         93.3         92.5         93.0
Nuclear                                                              81.6         81.3         89.2
---------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 63.6         65.1         64.0
Nuclear                                                              15.3         13.7         14.1
Hydro                                                                 2.3          2.2          2.1
Oil and gas                                                             *          0.1          0.1
Purchased power -
  From non-affiliates                                                10.3         11.0         10.2
  From affiliates                                                     8.5          7.9          9.5
---------------------------------------------------------------------------------------------------
Total                                                               100.0        100.0        100.0
===================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                 9,960        9,939       10,020
Cost of fuel per million BTU (cents)                               157.97       166.22       164.27
Average cost of fuel per net kilowatt-hour generated (cents)         1.57         1.65         1.65
===================================================================================================
Note:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
*Less than one-tenth of one percent.

                                     II-130A


SELECTED  FINANCIAL AND OPERATING  DATA  (continued)
Georgia Power Company 1994 Annual Report


===================================================================================================
                                                                     1988         1987         1986
---------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                      $979,047     $904,218     $874,231
Commercial                                                      1,054,995      915,540      854,755
Industrial                                                        983,822      911,933      897,646
Other                                                              31,743       29,350       27,948
---------------------------------------------------------------------------------------------------
Total retail                                                    3,049,607    2,761,041    2,654,580
Sales for resale - non-affiliates                                 707,076      822,696      780,049
Sales for resale - affiliates                                      86,751      159,998       91,753
---------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                        3,843,434    3,743,735    3,526,382
Other revenues                                                     54,045       42,750       35,221
---------------------------------------------------------------------------------------------------
Total                                                          $3,897,479   $3,786,485   $3,561,603
===================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    13,800,038   13,675,730   13,234,248
Commercial                                                     14,790,561   13,799,379   12,945,926
Industrial                                                     21,412,845   20,884,454   20,339,235
Other                                                             397,669      385,514      381,917
---------------------------------------------------------------------------------------------------
Total retail                                                   50,401,113   48,745,077   46,901,326
Sales for resale - non-affiliates                              18,544,705   20,910,185   18,198,186
Sales for resale - affiliates                                   3,327,814    6,032,889    3,160,242
---------------------------------------------------------------------------------------------------
Total                                                          72,273,632   75,688,151   68,259,754
===================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          7.09         6.61         6.61
Commercial                                                           7.13         6.63         6.60
Industrial                                                           4.59         4.37         4.41
Total retail                                                         6.05         5.66         5.66
Sales for resale                                                     3.63         3.65         4.08
Total sales                                                          5.32         4.95         5.17
Residential Average Annual Kilowatt-Hour Use Per Customer          10,484       10,623       10,577
Residential Average Annual Revenue Per Customer                   $743.82      $702.36      $698.72
Plant Nameplate Capacity Ratings (year-end) (megawatts)            13,018       13,018       11,875
Maximum Peak-Hour Demand (megawatts) (Note):
Winter                                                              9,866        9,446       10,551
Summer                                                             12,295       12,390       11,910
Annual Load Factor (percent)                                         59.1         56.1         57.5
Plant Availability (percent):
Fossil-steam                                                         94.5         92.7         91.2
Nuclear                                                              69.4         85.4         64.7
---------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 72.0         70.9         74.6
Nuclear                                                               9.6          9.1          5.0
Hydro                                                                 1.2          1.7          1.2
Oil and gas                                                           0.1          0.1          0.6
Purchased power -
  From non-affiliates                                                 8.2          8.5          8.9
  From affiliates                                                     8.9          9.7          9.7
---------------------------------------------------------------------------------------------------
Total                                                               100.0        100.0        100.0
===================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                 9,969        9,932       10,016
Cost of fuel per million BTU (cents)                               166.28       168.81       175.81
Average cost of fuel per net kilowatt-hour generated (cents)         1.66         1.68         1.76
===================================================================================================
Note:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
* Less than one-tenth of one percent.


                                     II-130B



SELECTED  FINANCIAL AND OPERATING  DATA  (continued)
Georgia Power Company 1994 Annual Report


======================================================================================
                                                                     1985         1984
--------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                      $786,500     $754,163
Commercial                                                        797,540      739,035
Industrial                                                        873,554      858,536
Other                                                              26,766       24,388
--------------------------------------------------------------------------------------
Total retail                                                    2,484,360    2,376,122
Sales for resale - non-affiliates                                 941,743      779,028
Sales for resale - affiliates                                     149,463      136,047
--------------------------------------------------------------------------------------
Total revenues from sales of electricity                        3,575,566    3,291,197
Other revenues                                                     33,574       28,502
--------------------------------------------------------------------------------------
Total                                                          $3,609,140   $3,319,699
======================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    12,006,462   11,548,787
Commercial                                                     11,945,938   10,902,163
Industrial                                                     19,517,543   18,862,531
Other                                                             382,238      342,047
--------------------------------------------------------------------------------------
Total retail                                                   43,852,181   41,655,528
Sales for resale - non-affiliates                              21,526,865   19,138,575
Sales for resale - affiliates                                   5,999,834    4,970,928
--------------------------------------------------------------------------------------
Total                                                          71,378,880   65,765,031
======================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          6.55         6.53
Commercial                                                           6.68         6.78
Industrial                                                           4.48         4.55
Total retail                                                         5.67         5.70
Sales for resale                                                     3.96         3.80
Total sales                                                          5.01         5.00
Residential Average Annual Kilowatt-Hour Use Per Customer           9,923        9,855
Residential Average Annual Revenue Per Customer                   $650.01      $643.53
Plant Nameplate Capacity Ratings (year-end) (megawatts)            11,875       11,767
Maximum Peak-Hour Demand (megawatts) (Note):
Winter                                                             10,049        8,462
Summer                                                             11,079       10,443
Annual Load Factor (percent)                                         56.3         56.9
Plant Availability (percent):
Fossil-steam                                                         91.2         91.0
Nuclear                                                              79.5         47.3
--------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 72.7         74.4
Nuclear                                                               6.7          4.0
Hydro                                                                 1.5          2.7
Oil and gas                                                             *            *
Purchased power -
  From non-affiliates                                                 9.4          9.2
  From affiliates                                                     9.7          9.7
--------------------------------------------------------------------------------------
Total                                                               100.0        100.0
======================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                10,089       10,002
Cost of fuel per million BTU (cents)                               178.11       184.63
Average cost of fuel per net kilowatt-hour generated (cents)         1.80         1.85
Note:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
* Less than one-tenth of one percent.

                                     II-130C


STATEMENTS OF INCOME
Georgia Power Company

====================================================================================================
For the Years Ended December 31,                                         1994       1993     1992
----------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                          $4,101,504 $4,389,513 $4,229,601
 Revenues from affiliates                                              60,899     61,668     67,835
----------------------------------------------------------------------------------------------------
Total operating revenues                                            4,162,403  4,451,181  4,297,436
----------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                                870,653    951,507    929,780
  Purchased power from non-affiliates                                 193,130    313,170    436,761
  Purchased power from affiliates                                     158,063    194,024    158,306
  Provision for separation benefits                                    82,238          -      9,778
  Proceeds from settlement of disputed contracts                            -          -     (4,982)
  Other                                                               643,375    675,284    616,116
 Maintenance                                                          272,818    284,521    264,757
 Depreciation and amortization                                        379,158    379,425    375,460
 Deferred Plant Vogtle expenses, net                                   74,888     36,284    (30,804)
 Taxes other than income taxes                                        194,566    192,671    179,460
 Federal and state income taxes                                       399,413    452,122    377,542
----------------------------------------------------------------------------------------------------
Total operating expenses                                            3,268,302  3,479,008  3,312,174
----------------------------------------------------------------------------------------------------
Operating Income                                                      894,101    972,173    985,262
Other Income (Expense):
 Allowance for equity funds used during construction                    5,663      3,168      5,855
 Income from subsidiary                                                 3,588      4,127      4,635
 Deferred return on Plant Vogtle                                            -          -          -
 Write-off of Plant Vogtle costs                                            -          -          -
 Income tax reduction for write-off of Plant Vogtle costs                   -          -          -
 Interest income                                                        3,254      3,806     12,475
 Other, net (See note)                                                 10,626     11,902    (30,527)
 Income taxes applicable to other income                                7,975     37,661     25,163
----------------------------------------------------------------------------------------------------
Income Before Interest Charges                                        925,207  1,032,837  1,002,863
----------------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                           306,473    343,634    402,541
 Allowance for debt funds used during construction                    (11,571)    (8,271)    (8,310)
 Interest on interim obligations                                       17,529     15,530      9,694
 Amortization of debt discount, premium, and expense, net              15,743     14,024      8,033
 Other interest charges                                                23,483     47,393     12,425
----------------------------------------------------------------------------------------------------
Net interest charges                                                  351,657    412,310    424,383
----------------------------------------------------------------------------------------------------
Net Income                                                            573,550    620,527    578,480
Dividends on Preferred Stock                                           48,006     50,674     57,942
----------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                      $  525,544 $  569,853 $  520,538
====================================================================================================
Note:  Reflects major sales of facilities to JEA, FP&L, OPC, MEAG, and Dalton.
   Increases in net income, after total taxes, from these sales were $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991,
   $6,336,000 in 1990, $3,851,000 in 1987, and $21,250,000 in 1984.


STATEMENTS OF INCOME
Georgia Power Company

===============================================================================================================
For the Years Ended December 31,                                     1991         1990       1989       1988
---------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                          $4,235,842 $4,277,558 $3,994,846 $3,810,728
 Revenues from affiliates                                              65,586    168,251    150,394     86,751
---------------------------------------------------------------------------------------------------------------
Total operating revenues                                            4,301,428  4,445,809  4,145,240  3,897,479
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                                998,701  1,120,933  1,078,586  1,023,173
  Purchased power from non-affiliates                                 444,920    626,989    543,448    546,511
  Purchased power from affiliates                                     193,114    173,716    195,355    164,873
  Provision for separation benefits                                    52,952          -          -          -
  Proceeds from settlement of disputed contracts                     (142,183)         -          -          -
  Other                                                               596,565    524,665    504,743    541,975
 Maintenance                                                          295,012    280,304    233,680    246,877
 Depreciation and amortization                                        382,549    380,394    346,091    306,492
 Deferred Plant Vogtle expenses, net                                   16,008     31,146    (39,211)    (8,333)
 Taxes other than income taxes                                        172,893    151,124    128,518    146,759
 Federal and state income taxes                                       349,284    270,561    273,287    204,222
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                            3,359,815  3,559,832  3,264,497  3,172,549
---------------------------------------------------------------------------------------------------------------
Operating Income                                                      941,613    885,977    880,743    724,930
Other Income (Expense):
 Allowance for equity funds used during construction                    9,083      6,985     40,525     96,530
 Income from subsidiary                                                 4,576      4,182      3,750      3,302
 Deferred return on Plant Vogtle                                       34,549     82,721     48,096    107,310
 Write-off of Plant Vogtle costs                                            -   (281,254)         -          -
 Income tax reduction for write-off of Plant Vogtle costs                   -     63,231          -          -
 Interest income                                                       10,563      7,552     10,333     28,445
 Other, net (See note)                                                 13,551    (21,199)   (20,603)    (3,746)
 Income taxes applicable to other income                               (7,522)    20,859     15,573      6,583
---------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                      1,006,413    769,054    978,417    963,354
---------------------------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                           459,184    480,174    475,991    471,897
 Allowance for debt funds used during construction                    (10,385)    (9,325)   (34,244)   (95,818)
 Interest on interim obligations                                        4,906      8,512      1,059     15,084
 Amortization of debt discount, premium, and expense, net               6,214      6,100      5,865      5,466
 Other interest charges                                                 9,938      9,404      8,868     14,556
---------------------------------------------------------------------------------------------------------------
Net interest charges                                                  469,857    494,865    457,539    411,185
---------------------------------------------------------------------------------------------------------------
Net Income                                                            536,556    274,189    520,878    552,169
Dividends on Preferred Stock                                           61,701     66,123     71,779     72,637
---------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                      $  474,855 $  208,066 $  449,099 $  479,532
===============================================================================================================
Note:  Reflects major sales of facilities to JEA, FP&L, OPC, MEAG, and Dalton.
   Increases in net income, after total taxes, from these sales were $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991,
   $6,336,000 in 1990, $3,851,000 in 1987, and $21,250,000 in 1984.

                                    II-132A


STATEMENTS OF INCOME
Georgia Power Company

===============================================================================================================
For the Years Ended December 31,                                     1987         1986       1985       1984
---------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                          $3,626,487 $3,469,850 $3,459,677 $3,183,652
 Revenues from affiliates                                             159,998     91,753    149,463    136,047
---------------------------------------------------------------------------------------------------------------
Total operating revenues                                            3,786,485  3,561,603  3,609,140  3,319,699
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                              1,064,552  1,012,949  1,077,092  1,000,434
  Purchased power from non-affiliates                                 530,051    344,708    415,406    427,403
  Purchased power from affiliates                                     199,831    192,297    204,848    188,938
  Provision for separation benefits                                         -          -          -          -
  Proceeds from settlement of disputed contracts                            -          -          -          -
  Other                                                               575,182    513,974    482,468    412,803
 Maintenance                                                          274,672    275,533    254,510    228,377
 Depreciation and amortization                                        254,929    215,763    201,524    191,205
 Deferred Plant Vogtle expenses, net                                 (141,977)         -          -          -
 Taxes other than income taxes                                        143,289    119,768    120,320    106,908
 Federal and state income taxes                                       250,093    319,374    311,151    268,654
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                            3,150,622  2,994,366  3,067,319  2,824,722
---------------------------------------------------------------------------------------------------------------
Operating Income                                                      635,863    567,237    541,821    494,977
Other Income (Expense):
 Allowance for equity funds used during construction                  159,414    275,183    227,950    162,057
 Income from subsidiary                                                 3,440      2,967      3,417      3,181
 Deferred return on Plant Vogtle                                      115,028          -          -          -
 Write-off of Plant Vogtle costs                                     (357,821)         -          -          -
 Income tax reduction for write-off of Plant Vogtle costs             128,923          -          -          -
 Interest income                                                       55,388     44,615     41,546     34,074
 Other, net (See note)                                                (55,081)   (28,464)    (6,815)    45,132
 Income taxes applicable to other income                               17,344      5,154     (9,114)   (37,678)
---------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                        702,498    866,692    798,805    701,743
---------------------------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                           480,519    472,744    421,764    351,855
 Allowance for debt funds used during construction                   (130,756)  (225,897)  (216,233)  (150,931)
 Interest on interim obligations                                       16,362      1,954     20,516     13,387
 Amortization of debt discount, premium, and expense, net               3,573      2,681      2,335      1,680
 Other interest charges                                                12,239      4,610     10,593      8,416
---------------------------------------------------------------------------------------------------------------
Net interest charges                                                  381,937    256,092    238,975    224,407
---------------------------------------------------------------------------------------------------------------
Net Income                                                            320,561    610,600    559,830    477,336
Dividends on Preferred Stock                                           80,504     75,597     66,113     55,617
---------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                      $  240,057 $  535,003 $  493,717 $  421,719
===============================================================================================================

Note:  Reflects major sales of facilities to JEA, FP&L, OPC, MEAG, and Dalton.
   Increases in net income, after total taxes, from these sales were $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991,
   $6,336,000 in 1990, $3,851,000 in 1987, and $21,250,000 in 1984.



                                    II-132B

STATEMENTS OF CASH FLOWS
Georgia Power Company

==========================================================================================================
For the Years Ended December 31,                                   1994            1993           1992
----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                   $      573,550   $    620,527   $    578,480
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                     484,032        475,152        471,014
  Deferred income taxes, net                                         33,567        169,009        194,955
  Deferred investment tax credits, net                                    -        (18,274)        (5,704)
  Allowance for equity funds used during construction                (5,663)        (3,168)        (5,855)
  Deferred Plant Vogtle costs                                        74,888         36,284        (30,804)
  Write-off of Plant Vogtle costs                                         -              -              -
  Provision for separation benefits                                  68,599              -              -
  Non-cash proceeds from settlement of disputed contracts                 -              -         (4,982)
  Other, net                                                        (95,314)       (46,227)        (9,768)
  Changes in certain current assets and liabilities:
   Receivables, net                                                  67,218         27,088        (31,348)
   Inventories                                                      (63,545)        82,433        (65,621)
   Payables                                                           5,409         17,364         25,303
   Other                                                             (5,675)       (94,574)       (85,961)
----------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                       1,137,066      1,265,614      1,029,709
----------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                           (638,426)      (674,432)      (508,444)
Sales of property                                                   132,644        261,687             46
Other                                                               (41,273)       (43,154)        42,892
----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                             (547,055)      (455,899)      (465,506)
----------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred securities of subsidiary                                 100,000              -              -
 Preferred stock                                                          -        175,000        195,000
 First mortgage bonds                                                     -      1,135,000        975,000
 Pollution control bonds                                            527,210        145,425        161,955
 Other long-term debt                                                     -         37,000              -
 Capital contributions from parent company                                -              -              -
Retirements:
 Preferred stock                                                          -       (245,005)      (165,004)
 First mortgage bonds                                              (133,559)    (1,337,822)    (1,381,300)
 Pollution control bonds                                           (510,320)      (145,465)      (160,205)
 Other long-term debt                                               (10,187)       (19,451)          (567)
Interim obligations, net                                            (57,425)       (51,444)       334,671
Payment of preferred stock dividends                                (47,147)       (53,123)       (60,475)
Payment of common stock dividends                                  (429,300)      (402,400)      (384,000)
Miscellaneous                                                       (22,640)       (63,648)       (70,986)
----------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities             (583,368)      (825,933)      (555,911)
----------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                               6,643        (16,218)         8,292
Cash and Cash Equivalents at Beginning of Year                        5,896         22,114         13,822
Cash and Cash Equivalents at End of Year                     $       12,539   $      5,896   $     22,114
==========================================================================================================
( ) Denotes use of cash.




STATEMENTS OF CASH FLOWS
Georgia Power Company

========================================================================================================================
For the Years Ended December 31,                                   1991            1990           1989          1988
------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                   $      536,556   $    274,189   $    520,878  $    552,169
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                     480,318        502,098        484,870       400,665
  Deferred income taxes, net                                         53,219         88,667        184,490       160,774
  Deferred investment tax credits, net                               (9,524)           (52)        (8,017)       11,605
  Allowance for equity funds used during construction                (9,083)        (6,985)       (40,525)      (96,530)
  Deferred Plant Vogtle costs                                       (18,541)       (51,575)       (87,307)     (115,643)
  Write-off of Plant Vogtle costs                                         -        281,254              -             -
  Provision for separation benefits                                       -              -              -             -
  Non-cash proceeds from settlement of disputed contracts          (103,846)             -              -             -
  Other, net                                                        (26,024)       (50,804)       (38,046)        6,983
  Changes in certain current assets and liabilities:
   Receivables, net                                                  23,920          1,444        (59,035)       11,225
   Inventories                                                       24,130        (23,498)       (33,123)      (10,044)
   Payables                                                         (23,075)       (43,470)       (38,976)       (2,065)
   Other                                                             54,777         (9,991)        36,015         1,161
------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                         982,827        961,277        921,224       920,300
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                           (548,051)      (558,727)      (727,631)     (929,019)
Sales of property                                                   291,075         34,573              -             -
Other                                                                   931          1,937         47,260        35,328
------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                             (256,045)      (522,217)      (680,371)     (893,691)
------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred securities of subsidiary                                       -              -              -             -
 Preferred stock                                                    100,000              -              -             -
 First mortgage bonds                                                     -        300,000        250,000       150,000
 Pollution control bonds                                             80,420              -         50,000        69,526
 Other long-term debt                                                     -              -              -             -
 Capital contributions from parent company                                -              -              -       175,000
Retirements:
 Preferred stock                                                   (100,000)       (83,750)        (7,500)       (3,750)
 First mortgage bonds                                              (598,384)       (91,117)       (91,516)     (206,677)
 Pollution control bonds                                            (83,265)          (535)          (505)         (475)
 Other long-term debt                                                (1,130)      (114,452)        (3,806)       (2,878)
Interim obligations, net                                            199,000              -              -      (302,261)
Payment of preferred stock dividends                                (60,766)       (67,757)       (72,259)      (72,931)
Payment of common stock dividends                                  (375,200)      (389,600)      (394,500)     (386,600)
Miscellaneous                                                       (17,613)        (7,663)        (4,742)      (13,440)
------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities             (856,938)      (454,874)      (274,828)     (594,486)
------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                            (130,156)       (15,814)       (33,975)     (567,877)
Cash and Cash Equivalents at Beginning of Year                      143,978        159,792        193,767       761,644
Cash and Cash Equivalents at End of Year                     $       13,822   $    143,978   $    159,792  $    193,767
========================================================================================================================
( ) Denotes use of cash.

                                    II-134A


STATEMENTS OF CASH FLOWS
Georgia Power Company

========================================================================================================================
For the Years Ended December 31,                                   1987            1986           1985          1984
------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                   $      320,561   $    610,600   $    559,830  $    477,336
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                     336,647        260,945        248,256       219,301
  Deferred income taxes, net                                         76,445        236,822        104,102       145,266
  Deferred investment tax credits, net                               (5,075)       106,407        115,144        61,252
  Allowance for equity funds used during construction              (159,414)      (275,183)      (227,950)     (162,057)
  Deferred Plant Vogtle costs                                      (257,005)             -              -             -
  Write-off of Plant Vogtle costs                                   357,821              -              -             -
  Provision for separation benefits                                       -              -              -             -
  Non-cash proceeds from settlement of disputed contracts                 -              -              -             -
  Other, net                                                           (759)         5,554         34,311       (81,166)
  Changes in certain current assets and liabilities:
   Receivables, net                                                  (6,880)        (7,474)       (27,928)      (68,325)
   Inventories                                                      (72,540)       (26,863)        77,667       (65,772)
   Payables                                                          74,341        133,044         (9,182)      161,479
   Other                                                              2,751         19,682         21,289        99,191
------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                         666,893      1,063,534        895,539       786,505
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                         (1,034,059)    (1,598,309)    (1,384,182)   (1,396,846)
Sales of property                                                    12,276              -              -       320,708
Other                                                                45,801        168,518         92,826        82,741
------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                             (975,982)    (1,429,791)    (1,291,356)     (993,397)
------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred securities of subsidiary                                       -              -              -             -
 Preferred stock                                                    125,000        100,000        150,000        50,000
 First mortgage bonds                                               500,000        500,000              -       150,000
 Pollution control bonds                                            191,736        350,001        500,962       190,577
 Other long-term debt                                                     -        113,000              -             -
 Capital contributions from parent company                          228,000        250,000        315,000       202,000
Retirements:
 Preferred stock                                                   (150,000)        (7,500)        (3,750)       (2,380)
 First mortgage bonds                                              (217,949)      (377,538)       (17,738)      (26,084)
 Pollution control bonds                                            (90,000)             -              -             -
 Other long-term debt                                                (2,824)          (108)          (843)         (276)
Interim obligations, net                                            302,261        (36,715)       (72,956)      109,356
Payment of preferred stock dividends                                (80,420)       (73,665)       (62,337)      (55,433)
Payment of common stock dividends                                  (377,800)      (325,500)      (277,500)     (225,500)
Miscellaneous                                                       (51,745)       (33,773)       (17,503)      (17,975)
------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities              376,259        458,202        513,335       374,285
------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                              67,170         91,945        117,518       167,393
Cash and Cash Equivalents at Beginning of Year                      694,474        602,529        485,011       317,618
Cash and Cash Equivalents at End of Year                     $      761,644   $    694,474   $    602,529  $    485,011
========================================================================================================================
( ) Denotes use of cash.



                                    II-134B


BALANCE SHEETS
Georgia Power Company

===================================================================================================
At December 31,                                                    1994        1993        1992
---------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                     $ 3,077,470 $ 2,976,806 $ 3,144,405
    Nuclear                                                      4,075,339   4,069,299   4,051,020
    Hydro                                                          443,466     442,888     434,341
---------------------------------------------------------------------------------------------------
      Total production                                           7,596,275   7,488,993   7,629,766
  Transmission                                                   1,754,945   1,713,122   1,646,904
  Distribution                                                   3,777,279   3,600,115   3,413,681
  General                                                          926,418     941,291     923,010
  Construction work in progress                                    541,889     584,013     405,606
  Nuclear fuel, at amortized cost                                  136,425     135,742     155,194
---------------------------------------------------------------------------------------------------
    Total electric plant                                        14,733,231  14,463,276  14,174,161
---------------------------------------------------------------------------------------------------
Steam Heat Plant                                                         -           -           -
---------------------------------------------------------------------------------------------------
   Total utility plant                                          14,733,231  14,463,276  14,174,161
---------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                       4,054,986   3,822,344   3,569,717
  Steam heat                                                             -           -           -
---------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                 4,054,986   3,822,344   3,569,717
---------------------------------------------------------------------------------------------------
    Total                                                       10,678,245  10,640,932  10,604,444
---------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                  -           -   1,589,743
---------------------------------------------------------------------------------------------------
    Total                                                       10,678,245  10,640,932   9,014,701
---------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts              -           -           -
  Nuclear decommissioning trusts                                    54,297      37,937      20,311
  Miscellaneous                                                    116,527      61,142      55,463
---------------------------------------------------------------------------------------------------
    Total                                                          170,824      99,079      75,774
---------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                         12,539       5,896      22,114
  Investment securities                                                  -           -     108,206
  Receivables, net                                                 389,279     515,178     385,227
  Accrued utility revenues                                         103,223      99,550      88,164
  Fossil fuel stock, at average cost                               169,252     111,620     197,332
  Materials and supplies, at average cost                          293,464     287,551     284,272
  Prepayments                                                       55,383      65,269      91,447
  Vacation pay deferred                                             40,823      41,575      40,169
---------------------------------------------------------------------------------------------------
    Total                                                        1,063,963   1,126,639   1,216,931
---------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                         919,750     992,510           -
  Deferred Plant Vogtle costs                                      432,092     506,980     383,025
  Debt expense, being amortized                                     26,223      20,730      17,719
  Premium on reacquired debt, being amortized                      164,676     153,146     116,940
  Miscellaneous                                                    256,885     196,094     139,352
---------------------------------------------------------------------------------------------------
    Total                                                        1,799,626   1,869,460     657,036
---------------------------------------------------------------------------------------------------
Total Assets                                                   $13,712,658 $13,736,110 $10,964,442
===================================================================================================



BALANCE SHEETS
Georgia Power Company

==============================================================================================================
At December 31,                                                    1991        1990        1989        1988
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                     $ 3,128,594 $ 3,350,018 $ 3,319,876 $ 2,638,725
    Nuclear                                                      4,051,043   4,025,862   4,189,723   3,225,945
    Hydro                                                          432,674     412,157     411,235     407,771
--------------------------------------------------------------------------------------------------------------
      Total production                                           7,612,311   7,788,037   7,920,834   6,272,441
  Transmission                                                   1,566,173   1,522,157   1,431,485   1,322,034
  Distribution                                                   3,252,111   3,056,825   2,863,011   2,598,714
  General                                                          896,477     876,989     859,013     737,621
  Construction work in progress                                    390,437     370,243     403,365   1,963,283
  Nuclear fuel, at amortized cost                                  191,726     210,320     254,101     307,109
--------------------------------------------------------------------------------------------------------------
    Total electric plant                                        13,909,235  13,824,571  13,731,809  13,201,202
--------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                         -           -           -           -
--------------------------------------------------------------------------------------------------------------
    Total utility plant                                         13,909,235  13,824,571  13,731,809  13,201,202
--------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                       3,315,247   3,040,298   2,762,937   2,445,404
  Steam heat                                                             -           -           -           -
--------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                 3,315,247   3,040,298   2,762,937   2,445,404
--------------------------------------------------------------------------------------------------------------
    Total                                                       10,593,988  10,784,273  10,968,872  10,755,798
--------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes          1,465,408   1,397,647   1,313,626   1,178,291
--------------------------------------------------------------------------------------------------------------
    Total                                                        9,128,580   9,386,626   9,655,246   9,577,507
--------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts        107,993           -           -           -
  Nuclear decommissioning trusts                                    10,007           -           -           -
  Miscellaneous                                                     71,880      78,895      69,839      66,677
--------------------------------------------------------------------------------------------------------------
    Total                                                          189,880      78,895      69,839      66,677
--------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                         13,822     143,978     159,792     193,767
  Investment securities                                                  -           -           -           -
  Receivables, net                                                 330,411     356,236     347,899     320,018
  Accrued utility revenues                                          79,099      78,067      93,786      66,265
  Fossil fuel stock, at average cost                               200,248     225,966     214,487     225,274
  Materials and supplies, at average cost                          215,735     220,103     208,084     164,174
  Prepayments                                                       96,750     121,646     116,342     121,840
  Vacation pay deferred                                             39,769      33,677      35,238      34,418
--------------------------------------------------------------------------------------------------------------
    Total                                                          975,834   1,179,673   1,175,628   1,125,756
--------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                               -           -           -           -
  Deferred Plant Vogtle costs                                      375,028     364,446     322,116     269,958
  Debt expense, being amortized                                     12,368      12,708      13,032      12,476
  Premium on reacquired debt, being amortized                       70,855      60,653      61,889      62,352
  Miscellaneous                                                     89,993      93,618      74,596      15,813
--------------------------------------------------------------------------------------------------------------
    Total                                                          548,244     531,425     471,633     360,599
--------------------------------------------------------------------------------------------------------------
Total Assets                                                   $10,842,538 $11,176,619 $11,372,346 $11,130,539
==============================================================================================================


                                     II-136A


BALANCE SHEETS
Georgia Power Company

==============================================================================================================
At December 31,                                                    1987        1986        1985        1984
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                     $ 2,616,741 $ 2,138,511 $ 2,118,863 $ 2,105,551
    Nuclear                                                      3,220,632     739,835     652,756     647,020
    Hydro                                                          404,291     399,120     388,832     303,334
--------------------------------------------------------------------------------------------------------------
      Total production                                           6,241,664   3,277,466   3,160,451   3,055,905
  Transmission                                                   1,248,976   1,176,479   1,004,329     949,802
  Distribution                                                   2,318,185   2,096,498   1,892,127   1,722,546
  General                                                          657,258     578,236     501,477     452,119
  Construction work in progress                                  1,710,769   4,430,152   3,581,065   2,694,628
  Nuclear fuel, at amortized cost                                  287,492     314,225     253,418     231,456
--------------------------------------------------------------------------------------------------------------
    Total electric plant                                        12,464,344  11,873,056  10,392,867   9,106,456
--------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                         7      15,266      14,709      15,419
--------------------------------------------------------------------------------------------------------------
    Total utility plant                                         12,464,351  11,888,322  10,407,576   9,121,875
--------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                       2,193,395   2,001,605   1,851,649   1,693,788
  Steam heat                                                            (5)      7,841       7,517       7,696
--------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                 2,193,390   2,009,446   1,859,166   1,701,484
--------------------------------------------------------------------------------------------------------------
    Total                                                       10,270,961   9,878,876   8,548,410   7,420,391
--------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes          1,077,747   1,020,271     920,047     873,024
--------------------------------------------------------------------------------------------------------------
    Total                                                        9,193,214   8,858,605   7,628,363   6,547,367
--------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts              -           -           -           -
  Nuclear decommissioning trusts                                         -           -           -           -
  Miscellaneous                                                     54,148      50,749      39,357      38,143
--------------------------------------------------------------------------------------------------------------
    Total                                                           54,148      50,749      39,357      38,143
--------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                        761,644     694,474     602,529     485,011
  Investment securities                                                  -           -           -           -
  Receivables, net                                                 342,315     374,590     367,226     350,197
  Accrued utility revenues                                          68,370      55,513      55,403      44,504
  Fossil fuel stock, at average cost                               262,752     220,206     210,604     289,807
  Materials and supplies, at average cost                          116,652      86,658      69,397      67,861
  Prepayments                                                      113,381      44,800       8,506       6,697
  Vacation pay deferred                                             30,100      29,800      28,700      26,600
--------------------------------------------------------------------------------------------------------------
    Total                                                        1,695,214   1,506,041   1,342,365   1,270,677
--------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                               -           -           -           -
  Deferred Plant Vogtle costs                                      172,990           -           -           -
  Debt expense, being amortized                                     12,985      12,860      12,450      11,218
  Premium on reacquired debt, being amortized                       51,509      26,914           -           -
  Miscellaneous                                                     17,434       9,894       8,083      12,667
--------------------------------------------------------------------------------------------------------------
    Total                                                          254,918      49,668      20,533      23,885
--------------------------------------------------------------------------------------------------------------
Total Assets                                                   $11,197,494 $10,465,063 $ 9,030,618 $ 7,880,072
==============================================================================================================


                                    II-136B


BALANCE SHEETS
Georgia Power Company

==================================================================================================
At December 31,                                                    1994        1993        1992
--------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                 $   344,250 $   344,250 $   344,250
  Paid-in capital                                                2,384,348   2,384,348   2,384,140
  Premium on preferred stock                                           413         413         467
  Earnings retained in the business                              1,412,543   1,316,447   1,159,380
--------------------------------------------------------------------------------------------------
    Total common equity                                          4,141,554   4,045,458   3,888,237
  Preferred stock                                                  692,787     692,787     692,792
  Preferred stock subject to mandatory redemption                        -           -       6,250
  Preferred securities of subsidiary                               100,000           -           -
  Long-term debt                                                 3,757,823   4,031,387   4,131,016
--------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                 8,692,164   8,769,632   8,718,295
--------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                           202,200     406,700     400,200
  Commercial paper                                                 222,602      75,527     133,471
  Preferred stock due within one year                                    -           -      63,750
  Long-term debt due within one year                               167,420      10,543      95,823
  Accounts payable                                                 355,067     324,044     317,351
  Customer deposits                                                 47,017      45,922      45,145
  Taxes accrued                                                     93,019     153,493     138,289
  Interest accrued                                                 110,256     110,497     132,319
  Vacation pay accrued                                              39,720      40,060      38,694
  Miscellaneous                                                     70,006      64,527      89,355
--------------------------------------------------------------------------------------------------
    Total                                                        1,307,307   1,231,313   1,454,397
--------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              2,477,661   2,479,720           -
  Accumulated deferred investment tax credits                      453,121     478,334     515,539
  Disallowed Plant Vogtle capacity buyback costs                    60,490      63,067      72,201
  Deferred credits related to income taxes                         433,334     452,819           -
  Miscellaneous                                                    288,581     261,225     204,010
--------------------------------------------------------------------------------------------------
    Total                                                        3,713,187   3,735,165     791,750
--------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                           $13,712,658 $13,736,110 $10,964,442
==================================================================================================




BALANCE SHEETS
Georgia Power Company

==============================================================================================================
At December 31,                                                    1991        1990        1989        1988
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                 $   344,250 $   344,250 $   344,250 $   344,250
  Paid-in capital                                                2,383,800   2,383,800   2,383,800   2,383,800
  Premium on preferred stock                                           489       1,089       1,089       1,089
  Earnings retained in the business                              1,038,012     944,774   1,131,518   1,076,931
--------------------------------------------------------------------------------------------------------------
    Total common equity                                          3,766,551   3,673,913   3,860,657   3,806,070
  Preferred stock                                                  607,796     607,796     607,844     657,844
  Preferred stock subject to mandatory redemption                  118,750     125,000     155,000     162,500
  Preferred securities of subsidiary                                     -           -           -           -
  Long-term debt                                                 4,553,189   5,000,225   5,054,001   4,861,378
--------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                 9,046,286   9,406,934   9,677,502   9,487,792
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                           199,000           -           -           -
  Commercial paper                                                       -           -           -           -
  Preferred stock due within one year                                6,250           -      53,750       3,750
  Long-term debt due within one year                                54,976     204,906      54,712      42,001
  Accounts payable                                                 275,932     310,676     372,968     429,807
  Customer deposits                                                 41,623      38,144      36,255      34,221
  Taxes accrued                                                    161,117      84,185      91,424     130,686
  Interest accrued                                                 151,171     175,959     162,513     170,090
  Vacation pay accrued                                              38,531      33,677      35,238      34,418
  Miscellaneous                                                    106,810     135,392     130,546      51,289
--------------------------------------------------------------------------------------------------------------
    Total                                                        1,035,410     982,939     937,406     896,262
--------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                      -           -           -           -
  Accumulated deferred investment tax credits                      540,134     576,837     601,248     632,111
  Disallowed Plant Vogtle capacity buyback costs                   109,537     135,926      73,111      80,585
  Deferred credits related to income taxes                               -           -           -           -
  Miscellaneous                                                    111,171      73,983      83,079      33,789
--------------------------------------------------------------------------------------------------------------
    Total                                                          760,842     786,746     757,438     746,485
--------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                           $10,842,538 $11,176,619 $11,372,346 $11,130,539
==============================================================================================================


                                     II-138A


BALANCE SHEETS
Georgia Power Company

==============================================================================================================
At December 31,                                                    1987        1986        1985        1984
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                 $   344,250 $   344,250 $   344,250 $   344,250
  Paid-in capital                                                2,208,800   1,980,800   1,730,800   1,415,800
  Premium on preferred stock                                         1,089       3,074       3,074       3,058
  Earnings retained in the business                                984,043   1,141,077     935,583     723,064
--------------------------------------------------------------------------------------------------------------
    Total common equity                                          3,538,182   3,469,201   3,013,707   2,486,172
  Preferred stock                                                  657,844     732,844     632,844     482,844
  Preferred stock subject to mandatory redemption                  166,250     112,500     120,000     127,500
  Preferred securities of subsidiary                                     -           -           -           -
  Long-term debt                                                 4,825,760   4,464,857   3,878,066   3,432,606
--------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                 9,188,036   8,779,402   7,644,617   6,529,122
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                           302,261           -      36,400     109,356
  Commercial paper                                                       -           -           -           -
  Preferred stock due within one year                                3,750       7,500       7,500       3,750
  Long-term debt due within one year                                65,774      47,683      48,229      21,324
  Accounts payable                                                 446,004     488,910     355,866     365,048
  Customer deposits                                                 31,106      29,520      29,752      34,838
  Taxes accrued                                                    114,947     140,968      92,028     151,438
  Interest accrued                                                 162,439     150,145     136,279     117,759
  Vacation pay accrued                                              30,100      29,800      28,700      26,600
  Miscellaneous                                                     62,364      70,595      60,965      37,874
--------------------------------------------------------------------------------------------------------------
    Total                                                        1,218,745     965,121     795,719     867,987
--------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                      -           -           -           -
  Accumulated deferred investment tax credits                      640,694     665,447     572,509     471,640
  Disallowed Plant Vogtle capacity buyback costs                    79,376           -           -           -
  Deferred credits related to income taxes                               -           -           -           -
  Miscellaneous                                                     70,643      55,093      17,773      11,323
--------------------------------------------------------------------------------------------------------------
    Total                                                          790,713     720,540     590,282     482,963
--------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                           $11,197,494 $10,465,063 $ 9,030,618 $ 7,880,072
==============================================================================================================

                                    II-138B

                             GEORGIA POWER COMPANY

                  OUTSTANDING SECURITIES AT DECEMBER 31, 1994

                              First Mortgage Bonds

            Amount           Interest       Amount
Series      Issued             Rate      Outstanding     Maturity
-------------------------------------------------------------------
         (Thousands)                    (Thousands)
 1992    $  130,000           5-1/8%    $  130,000        9/1/95
 1993       150,000           4-3/4%       150,000        3/1/96
 1993       100,000           5-1/2%       100,000        4/1/98
 1992       195,000           6-1/8%       195,000        9/1/99
 1993       100,000           6%           100,000        3/1/00
 1992       100,000           7%           100,000        10/1/00
 1992       150,000           6-7/8%       150,000        9/1/02
 1993       200,000           6-5/8%       200,000        4/1/03
 1993        75,000           6.35%         75,000        8/1/03
 1993        50,000           6-7/8%        50,000        4/1/08
 1989       250,000           9.23%         36,157        12/1/19
 1992       100,000           8-3/4%       100,000        4/1/22
 1992       100,000           8-5/8%       100,000        6/1/22
 1993       160,000           7.95%        160,000        2/1/23
 1993       100,000           7-5/8%       100,000        3/1/23
 1993        75,000           7-3/4%        75,000        4/1/23
 1993       125,000           7.55%        125,000        8/1/23
 1992       100,000         Variable       100,000        4/1/32
 1992       100,000         Variable       100,000        7/1/32
         ----------                     ----------
         $2,360,000                     $2,146,157
         ==========                     ==========

                            Pollution Control Bonds

            Amount           Interest       Amount
Series      Issued             Rate      Outstanding     Maturity
-------------------------------------------------------------------
         (Thousands)                    (Thousands)
 1992    $   38,800           5.70%     $   38,800        9/1/04
 1993        46,790           5-3/8%        46,790        3/1/05
 1976        40,800           6-3/4%         1,940        11/1/06
 1977        24,100           6.40%          1,960        6/1/07
 1978        21,600           6-3/8%         8,130        4/1/08
 1991        10,450         Variable        10,450        7/1/11
 1985       150,000         10-1/8%        148,535        6/1/15
 1985       200,000         10-1/2%        156,580        9/1/15
 1985       100,000         10.60%         100,000        10/1/15
 1985       100,000         10-1/2%         99,585        11/1/15
 1986        56,400           8%            56,400        10/1/16
 1987        90,000           8-3/8%        90,000        7/1/17
 1987        50,000           9-3/8%        50,000        12/1/17
 1993        26,700           6%            26,700        3/1/18
 1989        50,000           6.35%         50,000        5/1/19
 1991         8,500         Variable         8,500        7/1/19
 1991        51,345           7.25%         51,345        7/1/21
 1991        10,125         Variable        10,125        7/1/21
 1992        13,155         Variable        13,155        5/1/22
 1992        75,000           6.20%         75,000        8/1/22
 1992        35,000           6.20%         35,000        9/1/22
 1993        11,935           5-3/4%        11,935        9/1/23
 1993        60,000           5-3/4%        60,000        9/1/23
 1994        28,065           5.40%         28,065        1/1/24
 1994       175,000         Variable       175,000        7/1/24
 1994       125,000           6.60%        125,000        7/1/24
 1994        60,000           6-3/8%        60,000        8/1/24
 1994        43,420           6-3/4%        43,420        10/1/24
 1994        20,000         Variable        20,000        10/1/24
 1994        20,000         Variable        20,000        10/1/24
 1994        38,725           6-5/8%        38,725        10/1/24
 1994        10,000         Variable        10,000        12/1/24
 1994         7,000         Variable         7,000        12/1/24
         ----------                     ----------
         $1,797,910                     $1,678,140
         ==========                     ==========

                             GEORGIA POWER COMPANY

                            Preferred Securities (1)

           Preferred Securities   Interest       Amount
   Series    Outstanding           Rate        Outstanding
---------------------------------------------------------------
                                              (Thousands)
    1994       4,000,000             9%        $100,000

                                Preferred Stock

               Shares            Dividend        Amount
   Series    Outstanding           Rate        Outstanding
---------------------------------------------------------------
                                               (Thousands)
    (2)           14,090           $5.00       $  1,409
    1953         100,000           $4.92         10,000
    1954         433,775           $4.60         43,378
    1961          70,000           $4.96          7,000
    1962          70,000           $4.60          7,000
    1963          70,000           $4.60          7,000
    1964          50,000           $4.60          5,000
    1965          60,000           $4.72          6,000
    1966          90,000           $5.64          9,000
    1967         120,000           $6.48         12,000
    1968         100,000           $6.60         10,000
    1971         300,000           $7.72         30,000
    1972         750,000           $7.80         75,000
    1991       4,000,000           $2.125       100,000
    1992       2,000,000           $1.90         50,000
    1992       2,200,000           $1.9875       55,000
    1992       2,400,000           $1.9375       60,000
    1992       1,200,000           $1.925        30,000
    1993       3,000,000           Adjustable    75,000
    1993       4,000,000           Adjustable   100,000
              ----------                       --------
              21,027,865                       $692,787
              ==========                       ========

















(1)Issued by Georgia Power Capital, L.P., and unconditionally guaranteed by GEORGIA.
(2)Issued in exchange for $5.00 preferred outstanding at the time of company formation.

               GEORGIA POWER COMPANY

          SECURITIES RETIRED DURING 1994

               First Mortgage Bonds

                    Principal             Interest
   Series            Amount                 Rate
-----------------------------------------------------
                  (Thousands)
   1986             $ 69,716                10.00%
   1989               63,843                 9.23%
                    --------
                    $133,559
                    ========

             Pollution Control Bonds

                     Principal               Interest
   Series             Amount                  Rate
-----------------------------------------------------
                   (Thousands)
   1976             $     20                  6-3/4%
   1977                   20                  6.40%
   1978                   70                  6-3/8%
   1984               28,065                11-5/8%
   1984              113,745                12-1/4%
   1984              123,175                11-5/8%
   1984              126,735                12%
   1984               75,070                11-3/4%
   1985               43,420                10-1/2%
                    --------
                    $510,320
                    ========

                               GULF POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Gulf Power Company 1994 Annual Report

The management of Gulf Power Company has prepared and is responsible for the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

   The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

   The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

   The audit committee of the board of directors, composed of five directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

   Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

   In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Gulf Power Company in conformity with generally accepted accounting principles.




/s/  Travis J. Bowden
Travis J. Bowden
President
and Chief Executive Officer



/s/  Arlan E. Scarbrough
Arlan E. Scarbrough
Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Gulf Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (a Maine corporation and a wholly owned subsidiary of The Southern Company) as of December 31, 1994 and 1993, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements (pages II-152 through II-169) referred to above present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

   As explained in Notes 2 and 8 to the financial statements, effective January 1, 1993, Gulf Power Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.




/s/  Arthur Andersen LLP



Atlanta, Georgia
February 15, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Gulf Power Company 1994 Annual Report

RESULTS OF OPERATIONS

Earnings

Gulf Power Company's net income after dividends on preferred stock for 1994 totaled $55.2 million, representing a $0.9 million increase from the prior year. Major factors affecting earnings were a decrease in interest charges on long-term debt as a result of security refinancings and an increase in customers. These positive factors were offset by lower revenues primarily due to mild summer weather, and an increase in other operation expenses and taxes. Also, earnings decreased approximately $3.0 million, reflecting the first full year of decreased industrial sales due to the Company's largest industrial customer, Monsanto, installing its own cogeneration facility in August, 1993. Earnings for 1994 increased from the 1993 level, even though 1993 earnings included $4.0 million of unusual items pertaining to the gain on sale of Gulf States Utilities Company (Gulf States) stock and the reversal of a wholesale rate refund discussed below.

   In 1993, earnings were $54.3 million, representing a $0.2 million increase compared to the prior year. This increase resulted primarily from a $2.3 million gain on the sale of Gulf States' stock and the reversal of a $1.7 million wholesale rate refund as the result of a court order. The Company also experienced growth in residential and commercial sales and a decrease in interest expense on long-term debt as a result of security refinancings. These positive events were offset by higher operation and maintenance expense and decreased industrial sales, reflecting the loss of Monsanto, which is discussed above.

   The Company's return on average common equity was 13.15 percent for 1994, a slight decrease from the 13.29 percent return earned in 1993.

Revenues

Changes in operating revenues over the last three years are the result of the following factors:

===========================================================
                                    Increase (Decrease)
                                      From Prior Year
                            -------------------------------
                            1994        1993        1992
                            -------------------------------
                                   (in thousands)
Retail --
   Change in base rates     $    0    $ 1,571      $   722
   Sales growth              7,126      7,671       12,965
   Weather                  (4,631)     4,049       (6,448)
   Regulatory cost
     recovery and other      8,938     (3,079)      (1,839)
-----------------------------------------------------------
Total retail                11,433     10,212        5,400
-----------------------------------------------------------
Sales for resale--
   Non-affiliates           (6,098)     2,131*         442
   Affiliates               (5,813)      (909)      (5,268)
-----------------------------------------------------------
Total sales for resale     (11,911)     1,222       (4,826)
-----------------------------------------------------------
Other operating
   revenues                 (3,851)       806        5,121
-----------------------------------------------------------
Total operating
   revenues                $(4,329)   $12,240      $ 5,695
===========================================================
Percent change                (0.7)%      2.1%         1.0%
-----------------------------------------------------------

* Includes the non-interest portion of the wholesale rate refund reversal discussed in "Earnings."

   Retail revenues of $483.1 million in 1994 increased $11.4 million or 2.4 percent from last year, compared with an increase of 2.2 percent in 1993 and 1.2 percent in 1992. Revenues increased in the residential and commercial classes primarily due to customer growth and favorable economic conditions, partially offset by the effect of milder weather. Revenues in the industrial class declined in 1994 and 1993 primarily due to the loss of Monsanto as discussed in "Earnings." Also, in 1994, industrial sales decreased due to an unexpected six month plant shutdown -- which ended in October 1994 -- by another major industrial customer. The change in base rates for 1993 and 1992 reflects the expiration of a retail rate penalty in September 1992.

   The increase in regulatory cost recovery and other retail revenue is primarily attributable to the first year of recovery under the Environmental Cost Recovery (ECR) clause. Regulatory cost recovery and other primarily includes recovery provisions for fuel expense and the energy component of purchased power costs; energy conservation costs; purchased power capacity

Gulf Power Company 1994 Annual Report

costs; and environmental compliance costs. The recovery provisions equal the related expenses and have no material effect on net income. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further information.

   Sales for resale were $83.5 million in 1994, decreasing $11.9 million or 12.5 percent from 1993. The majority of non-affiliated energy sales arise from long-term contractual agreements. Non-affiliated long-term contracts include capacity and energy components. Capacity revenues reflect the recovery of fixed costs and return on investment. Energy is sold at its variable cost. The capacity and energy components under these long-term contracts were as follows:

===========================================================
                           1994         1993           1992
                       ------------------------------------
                                  (in thousands)
Capacity                $30,926      $33,805        $34,180
Energy                   18,456       21,202         22,933
-----------------------------------------------------------
                        $49,382      $55,007        $57,113
===========================================================

   Capacity revenues decreased in 1994, reflecting the decline in capacity under long-term contracts.

   Sales to affiliated companies vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

   The changes in other operating revenues for 1994 and 1993 are primarily due to adjustments of regulatory cost recovery clauses for differences between recoverable costs and the amounts actually reflected in revenues. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further discussion.

   Kilowatt-hour sales for 1994 and percent changes in sales since 1992 are reported below.

=============================================================
(millions of              Amount            Percent Change
   kilowatt-hours)        ------      ----------------------
                            1994      1994      1993    1992
                          ------      ----------------------
Residential                3,752      1.1%     3.2%     4.1%
Commercial                 2,549      4.8      2.7      4.2
Industrial                 1,847     (9.0)    (6.9)     2.9
Other                         17        -        -     (2.7)
                          ------
Total retail               8,165     (0.3)     0.4      3.8
Sales for resale
   Non-affiliates          1,419     (2.8)     2.0     (7.7)
   Affiliates                874    (15.2)   (14.8)    (2.2)
                          ------
Total                     10,458     (2.1)    (1.1)     1.4
=============================================================

   Retail sales decreased in 1994 primarily due to mild summer weather and a decline in sales in the industrial class, which reflects the loss of Monsanto and a lengthy shutdown of another major customer. The decline in sales was partially offset by a 2.4 percent increase in residential customers, a 2.9 percent increase in commercial customers, and an improving economy. Retail sales were relatively flat in 1993.

   In 1994, energy sales for resale to non-affiliates decreased 2.8 percent and are predominantly related to unit power sales under long-term contracts to Florida utilities, which are discussed above. Energy sales to affiliated companies vary from year to year as mentioned previously.

Expenses

Total operating expenses for 1994 decreased $4.0 million or 0.8 percent from 1993. The decrease is primarily due to decreased fuel and purchased power expenses, offset by an increase in other operation expenses and taxes. In 1993, total operating expenses increased $16.6 million or 3.5 percent from 1992 primarily due to increased operation and maintenance expenses and higher taxes.

   Fuel and purchased power expenses for 1994 declined $13.4 million or 6.5 percent from 1993. The decline reflects the decrease in generation due to the mild weather experienced in 1994 and the lower cost of fuel. In 1993, fuel and purchased power expenses decreased $3.8 million or 1.8 percent from 1992, reflecting the lower cost of fuel.

Gulf Power Company 1994 Annual Report


   In 1994, other operation expenses increased $4.7 million or 4.3 percent from the 1993 level. The increase is primarily attributable to additional costs of $6.4 million related to the buyouts and renegotiation of coal supply contracts and $1.3 million for the Company's pro rata share of affiliated companies' workforce reduction costs. These costs are further discussed in Notes 2 and 5 to the financial statements under "Work Force Reduction Programs" and "Fuel Commitments," respectively. The increase in coal buyouts and workforce reductions costs were partially offset by a decrease in various administrative and general expenses. In 1993, other operation expenses increased $11.9 million or 12.2 percent from the previous year, reflecting $7.4 million of additional costs related to the buyouts and renegotiation of coal supply contracts. In addition, in 1993, other operation expenses increased $3.5 million due to higher employee benefit costs, the Company's pro rata share of the Southern electric system's environmental cleanup costs of a research facility site, and costs related to an automotive fleet reduction program.

   Maintenance expense remained relatively flat in 1994 reflecting no major changes in the scheduling of maintenance of production facilities. In 1993, maintenance expense increased $4.1 million or 9.7 percent over 1992 due to scheduled maintenance of production facilities.

   Federal and state income taxes increased $1.2 million or 3.8 percent in 1994 primarily due to an increase in taxable income. Other taxes increased $1.5 million or 3.7 percent due to higher property taxes, gross receipt taxes, and franchise fee collections. In 1993, federal income taxes increased $0.7 million primarily due to a corporate federal income tax rate increase from 34 percent to 35 percent. Taxes other than income taxes increased $2.3 million in 1993, an increase of 6.1 percent over the 1992 expense primarily due to increases in property and gross receipt taxes. Changes in gross receipt taxes and franchise fee collections, which are collected from customers, have no impact on earnings.

   In 1994, interest expense decreased $3.8 million or 10.5 percent under the prior year. Interest expense in 1993 decreased $3.2 million or 8.1 percent from the 1992 level. The decrease in both years is primarily attributable to the refinancing of some of the Company's higher-cost securities.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its cost of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on a number of factors ranging from growth in energy sales to the effects of a less regulated, more competitive environment.

   Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the Company's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is posturing the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities. This may enhance the incentive for IPPs to build cogeneration plants for industrial and commercial customers and sell excess energy generation to utilities. Presently, Florida law does not permit retail wheeling. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. In order to address these initiatives, numerous questions must be resolved, with the most complex ones

Gulf Power Company 1994 Annual Report

relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability.

   The future effect of cogeneration and small-power production facilities cannot be fully determined at this time. One effect of cogeneration which the Company has experienced is the loss of its largest industrial customer, Monsanto, which is discussed in "Earnings." The Company's strategy is to identify and pursue profitable cogeneration projects in Northwest Florida.

   The Florida Public Service Commission (FPSC) has set conservation goals for the Company to reduce 148 megawatts of peak demand by the year 2003. The Company will file conservation programs in 1995 to accomplish these goals. In response to these goals and seeking to remain competitive with other electric utilities, the Company has developed initiatives which emphasize price flexibility and competitive offering of energy efficiency products and services. These initiatives will enable customers to lower or alter their peak energy requirements. Besides promoting energy efficiency, another benefit of these initiatives could be the ability to defer the need to construct some generating facilities further into the future.

   The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

   The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that the Company has with its sales for resale customers. The FERC is currently reviewing the rate of return on common equity included in these schedules and contracts that have a return on common equity of 13.75 percent or greater, and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements under "FERC Reviews Equity Returns" for additional information.

   Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could reduce earnings if such costs are not fully recovered. The Clean Air Act is discussed later under "Environmental Matters." Also, state of Florida legislation adopted in 1993 that provides for recovery of prudent environmental compliance costs is discussed in Note 3 to the financial statements under "Environmental Cost Recovery."

FINANCIAL CONDITION

Overview

The principal changes in the Company's financial condition during 1994 were gross property additions of $78.9 million and an increase of $47.4 million in notes payable. Funds for the property additions were provided by internal sources. The Company continued to refinance higher-cost securities to lower the Company's cost of capital. See "Financing Activities" below and the Statements of Cash Flows for further details.

Financing Activities

The Company continued to lower its financing costs by issuing new securities and other debt, and retiring higher-cost issues in 1994. The Company sold through public authorities, $42 million of pollution control revenue bonds and obtained $32.1 million of long-term bank notes. Retirements, including maturities during 1994, totaled $48.9 million of first mortgage bonds, $42.1 million of pollution control bonds, $24.2 million of bank notes and other long-term debt, and $1 million of preferred stock. (See the Statements of Cash Flows for further details.)

Gulf Power Company 1994 Annual Report


   Composite financing rates for the years 1992 through 1994 as of year end were as follows:

===========================================================
                                  1994      1993       1992
                                  -------------------------
Composite interest rate on
   long-term debt                 6.5%      7.1%       8.0%
Composite preferred stock
   dividend rate                  6.6%      6.5%       7.3%
===========================================================

   The continued decrease in the composite interest rate on long-term debt reflects the Company's continued efforts to refinance higher-cost debt, which is discussed above. The slight increase in the composite preferred dividend rate is primarily due to an increase in dividends on the Company's adjustable rate preferred stock, reflecting the recent rise in interest rates.

Capital Requirements for Construction

The Company's gross property additions, including those amounts related to environmental compliance, are budgeted at $222 million for the three years beginning 1995 ($62 million in 1995, $76 million in 1996, and $84 million in 1997). The estimates of property additions for the three-year period include $13 million committed to meeting the requirements of the Clean Air Act, the cost of which is expected to be recovered through the ECR clause, which is discussed in
Note 3 to the financial statements under "Environmental Cost Recovery." Actual construction costs may vary from this estimate because of factors such as the granting of timely and adequate rate increases; changes in environmental regulations; revised load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. The Company does not have any baseload generating plants under construction. However, significant construction related to maintaining and upgrading transmission and distribution facilities and generating plants will continue.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $74.3 million will be required by the end of 1997 in connection with maturities of long-term debt and preferred stock subject to mandatory redemption. Also, the Company plans to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital as market conditions and terms of the instruments permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance began in 1995 and affects eight generating plants -- some 10,000 megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required by 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

   In 1993, the Florida Legislature adopted legislation that allows a utility to petition the FPSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other rate-adjustment clause. The legislation is discussed in Note 3 to the financial statements under "Environmental Cost Recovery." Substantially all of the costs for the Clean Air Act and other new legislation discussed below is expected to be recovered through the Environmental Cost Recovery clause.

   In 1995, the Environmental Protection Agency (EPA) will begin issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

   The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

   The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction

Gulf Power Company 1994 Annual Report

expenditures are required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment has been installed on all fossil-fired units. Construction expenditures for Phase I are estimated to total approximately $300 million for The Southern Company through 1995. Through 1994, the Company's construction expenditures for Phase I were approximately $51 million.

   For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, the current compliance strategy could require total construction expenditures of approximately $150 million for The Southern Company, including approximately $19 million for the Company. However, the full impact of Phase II compliance cannot be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

   Following adoption of legislation in April of 1992 allowing electric utilities in Florida to seek FPSC approval of their Clean Air Act Compliance Plans, the Company filed its petition for approval. The FPSC approved the Company's plan for Phase I compliance, deferring until a later date approval of its Phase II Plan.

   An average increase of up to 4 percent in annual revenue requirements from the Company's customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

   Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study by November 1995. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

   The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA issued proposed rules in November 1994 and is required to take final action on this issue in 1996. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In 1995, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

   In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

   The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites. For additional information, see Note 3 to the financial statements under "Environmental Cost Recovery."

Gulf Power Company 1994 Annual Report


   Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

    Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential for lawsuits alleging damages caused by electromagnetic fields exists.

Sources of Capital

At December 31, 1994, the Company had $0.9 million of cash and cash equivalents to meet its short-term cash needs.

   It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations; the sale of additional first mortgage bonds, pollution control bonds, and preferred stock; bank notes; and capital contributions from The Southern Company. The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficient to permit, at present interest and preferred dividend levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.


STATEMENTS OF INCOME
For the Years Ended December 31, 1994, 1993, and 1992
Gulf Power Company 1994 Annual Report

=========================================================================================
                                                         1994         1993         1992
-----------------------------------------------------------------------------------------
                                                                  (in thousands)
Operating Revenues:
Revenues                                             $  561,460   $  559,976   $  546,827
Revenues from affiliates                                 17,353       23,166       24,075
-----------------------------------------------------------------------------------------
Total operating revenues                                578,813      583,142      570,902
-----------------------------------------------------------------------------------------
Operating Expenses:
Operation-
  Fuel                                                  161,168      170,485      182,754
  Purchased power from non-affiliates                     6,761        4,386        1,394
  Purchased power from affiliates                        25,819       32,273       26,788
  Other                                                 113,879      109,164       97,310
Maintenance                                              46,700       46,004       41,947
Depreciation and amortization                            56,615       55,309       53,758
Taxes other than income taxes                            41,701       40,204       37,898
Federal and state income taxes (Note 8)                  33,957       32,730       32,078
-----------------------------------------------------------------------------------------
Total operating expenses                                486,600      490,555      473,927
-----------------------------------------------------------------------------------------
Operating Income                                         92,213       92,587       96,975
Other Income (Expense):
Allowance for equity funds used during
  construction (Note 1)                                     450          512           14
Interest income                                           1,429        1,328        2,733
Other, net                                                 (780)      (1,238)      (1,487)
Gain on sale of investment securities                         -        3,820            -
Income taxes applicable to other income                      95         (921)         187
-----------------------------------------------------------------------------------------
Income Before Interest Charges                           93,407       96,088       98,422
-----------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                               27,124       31,344       35,792
Other interest charges                                    2,442        2,877        1,410
Interest on notes payable                                 1,509          870        1,041
Amortization of debt discount, premium, and expense, net  1,834        1,412        1,032
Allowance for debt funds used during
  construction (Note 1)                                    (656)        (454)         (46)
-----------------------------------------------------------------------------------------
Net interest charges                                     32,253       36,049       39,229
-----------------------------------------------------------------------------------------
Net Income                                               61,154       60,039       59,193
Dividends on Preferred Stock                              5,925        5,728        5,103
-----------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock        $   55,229   $   54,311   $   54,090
=========================================================================================
The accompanying notes are an integral part of these statements.




STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1994, 1993, and 1992
Gulf Power Company 1994 Annual Report

=================================================================================================
                                                                    1994        1993        1992
-------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Operating Activities:
Net income                                                     $  61,154   $  60,039   $  59,193
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                 86,098      72,111      68,021
    Deferred income taxes and investment tax credits              (6,986)      5,347       3,322
    Allowance for equity funds used during construction             (450)       (512)        (14)
    Other, net                                                     4,898        (864)       (735)
    Changes in certain current assets and liabilities --
      Receivables, net                                             3,540      12,867     (11,041)
      Inventories                                                (13,901)      5,574      23,560
      Payables                                                   (10,159)      5,386       1,580
      Other                                                          610      (9,504)    (13,637)
-------------------------------------------------------------------------------------------------
Net cash provided from operating activities                      124,804     150,444     130,249
-------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                         (78,869)    (78,562)    (64,671)
Other                                                             (3,493)     (5,328)      3,970
-------------------------------------------------------------------------------------------------
Net cash used for investing activities                           (82,362)    (83,890)    (60,701)
-------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
  Preferred stock                                                      -      35,000      29,500
  First mortgage bonds                                                 -      75,000      25,000
  Pollution control bonds                                         42,000      53,425       8,930
  Capital contributions from parent                                   98          11         121
  Other long-term debt                                            32,108      25,000           -
Retirements:
  Preferred stock                                                 (1,000)    (21,060)    (15,500)
  First mortgage bonds                                           (48,856)    (88,809)   (117,693)
  Pollution control bonds                                        (42,100)    (40,650)     (9,205)
  Other long-term debt                                           (24,240)     (7,736)     (5,783)
Notes payable, net                                                47,447     (37,947)     44,000
Payment of preferred stock dividends                              (5,925)     (5,728)     (5,103)
Payment of common stock dividends                                (44,000)    (41,800)    (39,900)
Miscellaneous                                                     (2,648)     (6,888)     (8,760)
-------------------------------------------------------------------------------------------------
Net cash used for financing activities                           (47,116)    (62,182)    (94,393)
-------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents              (4,674)      4,372     (24,845)
Cash and Cash Equivalents at Beginning of Year                     5,576       1,204      26,049
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                       $     902   $   5,576   $   1,204
=================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
  Interest (net of amount capitalized)                           $30,139     $28,470     $38,164
  Income taxes                                                   $43,089     $27,865     $37,569
-------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.



BALANCE  SHEETS
At  December  31, 1994 and 1993
Gulf Power Company 1994 Annual Report

========================================================================================
ASSETS                                                              1994           1993
----------------------------------------------------------------------------------------
                                                                      (in thousands)

Utility Plant:
Plant in service (Notes 1 and 6)                            $  1,656,367   $  1,611,704
Less accumulated provision for depreciation                      622,911        610,542
----------------------------------------------------------------------------------------
                                                               1,033,456      1,001,162
Construction work in progress                                     24,288         34,591
----------------------------------------------------------------------------------------
Total                                                          1,057,744      1,035,753
----------------------------------------------------------------------------------------
Other Property and Investments                                     7,997         13,242
----------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                            902          5,576
Receivables-
  Customer accounts receivable                                    57,637         57,226
  Other accounts and notes receivable                              2,268          5,904
  Affiliated companies                                             1,079          1,241
  Accumulated provision for uncollectible accounts                  (600)          (447)
Fossil fuel stock, at average cost                                35,686         20,652
Materials and supplies, at average cost                           35,257         36,390
Current portion of deferred coal contract costs (Note 5)           2,521         12,535
Regulatory clauses under recovery (Note 1)                         5,002          3,244
Prepayments                                                        4,354          2,160
Vacation pay deferred (Note 1)                                     4,172          4,022
----------------------------------------------------------------------------------------
Total                                                            148,278        148,503
----------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 8)                 30,433         31,334
Debt expense and loss, being amortized                            22,119         21,247
Deferred coal contract costs (Note 5)                             38,169         52,884
Miscellaneous                                                     10,802          4,846
----------------------------------------------------------------------------------------
Total                                                            101,523        110,311
----------------------------------------------------------------------------------------
Total Assets                                                $  1,315,542   $  1,307,809
========================================================================================
The accompanying notes are an integral part of these statements.


BALANCE SHEETS (continued)
At December 31, 1994 and 1993
Gulf Power Company 1994 Annual Report

========================================================================================
CAPITALIZATION AND LIABILITIES                                      1994           1993
----------------------------------------------------------------------------------------
                                                                      (in thousands)

Capitalization (See accompanying statements):
Common stock equity (Note 11)                               $    425,472   $    414,196
Preferred stock                                                   89,602         89,602
Preferred stock subject to mandatory redemption                        -          1,000
Long-term debt                                                   356,393        369,259
----------------------------------------------------------------------------------------
Total                                                            871,467        874,057
----------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year                                1,000          1,000
Long-term debt due within one year (Note 10)                      13,439         41,552
Notes payable                                                     53,500          6,053
Accounts payable-
  Affiliated companies                                             9,132         18,560
  Other                                                           14,524         20,139
Customer deposits                                                 13,609         15,082
Taxes accrued-
  Federal and state income                                         5,990         10,330
  Other                                                            7,475          2,685
Interest accrued                                                   6,106          5,420
Regulatory clauses over recovery (Note 1)                          3,960            840
Vacation pay accrued (Note 1)                                      4,172          4,022
Miscellaneous                                                      7,828          8,527
----------------------------------------------------------------------------------------
Total                                                            140,735        134,210
----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                       151,681        151,743
Deferred credits related to income taxes (Note 8)                 71,964         76,876
Accumulated deferred investment tax credits                       38,391         40,770
Accumulated provision for property damage (Note 1)                11,522         10,509
Accumulated provision for postretirement benefits (Note 2)        13,680         10,749
Miscellaneous                                                     16,102          8,895
----------------------------------------------------------------------------------------
Total                                                            303,340        299,542
----------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, and 7)
Total Capitalization and Liabilities                        $  1,315,542   $  1,307,809
========================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS  OF  CAPITALIZATION
At December 31, 1994 and 1993
Gulf Power Company 1994 Annual Report

=================================================================================================
                                                             1994      1993     1994     1993
-------------------------------------------------------------------------------------------------
                                                             (in thousands)    (percent of total)
Common Stock Equity:
Common stock, without par value --
  Authorized and outstanding --
    992,717 shares in 1994 and 1993                      $ 38,060  $ 38,060
Paid-in capital                                           218,380   218,282
Premium on preferred stock                                     81        81
Retained earnings (Note 11)                               168,951   157,773
-------------------------------------------------------------------------------------------------
Total common stock equity                                 425,472   414,196     48.8 %   47.4 %
-------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$10 par value, authorized 10,000,000 shares,
  Outstanding 2,580,000 shares at December 31, 1994
    $25 stated capital --
      6.72%                                                20,000    20,000
      7.00%                                                14,500    14,500
      7.30%                                                15,000    15,000
      Adjustable Rate -- at January 1, 1995:  6.07%        15,000    15,000
$100 par value --
  Authorized -- 791,626 shares
  Outstanding -- 251,026 shares at December 31, 1994
      4.64%                                                 5,102     5,102
      5.16%                                                 5,000     5,000
      5.44%                                                 5,000     5,000
      7.52%                                                 5,000     5,000
      7.88%                                                 5,000     5,000
-------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $5,901,300)          89,602    89,602     10.3     10.3
-------------------------------------------------------------------------------------------------
Cumulative Preferred Stock Subject to Mandatory Redemption:
$100 par value --
  Authorized -- 10,000 shares
  Outstanding -- 10,000 shares at December 31, 1994
      11.36% Series                                         1,000     2,000
-------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $113,600)             1,000     2,000
-------------------------------------------------------------------------------------------------
Less amount due within one year                             1,000     1,000
-------------------------------------------------------------------------------------------------
Total excluding amount due within one year                      -     1,000        -      0.1
-------------------------------------------------------------------------------------------------



STATEMENTS  OF  CAPITALIZATION  (continued)
At December  31, 1994 and 1993
Gulf Power Company 1994 Annual Report

=================================================================================================
                                                             1994      1993     1994     1993
-------------------------------------------------------------------------------------------------
                                                              (in thousands)   (percent of total)
First mortgage bonds --
  Maturity            Interest Rates
  --------            --------------
  October 1, 1994     4.625%                                    -    12,000
  June 1, 1996        6%                                        -    15,000
  August 1, 1997      5.875%                               25,000    25,000
  April 1, 1998       9.20%                                     -    19,486
  April 1, 1998       5.55%                                15,000    15,000
  July 1, 1998        5.00%                                30,000    30,000
  July 1, 2003        6.125%                               30,000    30,000
  September 1, 2008   9%                                    2,680     5,050
  December 1, 2021    8.75%                                50,000    50,000
-------------------------------------------------------------------------------------------------
Total first mortgage bonds                                152,680   201,536
Pollution control obligations (Note 9)                    169,755   169,855
Other long-term debt (Note 9)                              50,388    42,520
Unamortized debt premium (discount), net                   (2,991)   (3,100)
-------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $23,777,000)                             369,832   410,811
Less amount due within one year (Note 10)                  13,439    41,552
-------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year       356,393   369,259     40.9     42.2
-------------------------------------------------------------------------------------------------
Total Capitalization                                     $871,467  $874,057    100.0 %  100.0 %
=================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1994, 1993, and 1992
Gulf Power Company 1994 Annual Report

========================================================================================
                                                       1994         1993         1992
----------------------------------------------------------------------------------------
                                                                  (in thousands)
Balance at Beginning of Year                       $  157,773   $  146,771   $  134,372
Net income after dividends on preferred stock          55,229       54,311       54,090
Cash dividends on common stock                        (44,000)     (41,800)     (39,900)
Preferred stock transactions, net                         (51)      (1,509)      (1,791)
----------------------------------------------------------------------------------------
Balance at End of Year (Note 11)                   $  168,951   $  157,773   $  146,771
========================================================================================


STATEMENTS OF  PAID-IN CAPITAL
For the Years Ended December 31, 1994, 1993, and 1992
Gulf Power Company 1994 Annual Report

========================================================================================
                                                         1994         1993         1992
----------------------------------------------------------------------------------------
                                                                  (in thousands)

Balance at Beginning of Year                       $  218,282   $  218,271   $  218,150
Contributions to capital by parent company                 98           11          121
----------------------------------------------------------------------------------------
Balance at End of Year                             $  218,380   $  218,282   $  218,271
========================================================================================
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
At December 31, 1994, 1993, and 1992
Gulf Power Company 1994 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Gulf Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear) and The Southern Development and Investment Group (SDIG). The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and subsidiary companies. Southern Communications, beginning in mid-1995, will provide digital wireless communications services -- over the 800-megahertz frequency band--to The Southern Company's subsidiaries and also will market these services to the public within the Southeast. Southern Electric designs, builds, owns and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. SDIG develops new business opportunities related to energy products and services.

   The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Florida Public Service Commission (FPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the FPSC.

   Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to:

===========================================================
                                       1994         1993
                                    -----------------------
                                          (in thousands)
Current & deferred fuel charges     $  40,690   $   65,419
Deferred income taxes                  30,433       31,334
Premium on reacquired debt             18,494       17,554
Environmental remediation               7,800            -
Vacation pay                            4,172        4,022
Regulatory clauses under (over)
   recovery, net                        1,042        2,404
Deferred income tax credits           (71,964)     (76,876)
Accumulated provision for
   property damage                    (11,522)     (10,509)
Other, net                             (2,691)      (1,697)
-----------------------------------------------------------
Total                              $   16,454   $   31,651
===========================================================

   In the event that a portion of the Company's operations are no longer subject to the provisions of Statement No. 71, the Company would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets to their fair value.

Gulf Power Company 1994 Annual Report


Revenues and Regulatory Cost Recovery Clauses

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company's electric rates include provisions to periodically adjust billings for fluctuations in fuel and the energy component of purchased power costs; purchased power capacity costs; energy conservation costs; and environmental compliance costs. Revenues are adjusted monthly for differences between recoverable costs and amounts actually reflected in current rates.

Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates which approximated 3.8 percent in 1994, 1993, and 1992. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired.

Income Taxes

The Company provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

   Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 8 for additional information about Statement No. 109. The Company is included in the consolidated federal income tax return of The Southern Company.

Allowance for Funds Used During Construction
   (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The FPSC-approved composite rate used to calculate AFUDC was 7.27 percent for 1994 and the second half of 1993, and 8.03 percent for the first half of 1993 and all of 1992. AFUDC amounts for 1994, 1993, and 1992 were $1.1 million, $966 thousand, and $60 thousand, respectively. The increase in 1994 and 1993 is primarily due to an increase in construction projects at Plant Daniel.

Utility Plant

Utility plant is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Gulf Power Company 1994 Annual Report


Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Values of Financial Instruments, all financial instruments of the Company -- for which the carrying amount does not approximate fair value -- are shown in the table below as of December 31:

============================================================
                                               1994
                                     -----------------------
                                     Carrying           Fair
                                       Amount          Value
                                     -----------------------
                                          (in thousands)
Long-term debt                       $369,832       $355,019
Preferred stock subject to
   mandatory redemption                 1,000          1,030
============================================================

============================================================
                                               1993
                                     -----------------------
                                      Carrying          Fair
                                       Amount          Value
                                     -----------------------
                                          (in thousands)
Long-term debt                       $410,811       $431,251
Preferred stock subject to
   mandatory redemption                 2,000          2,040
============================================================

   The fair values for long-term debt and preferred stock subject to mandatory redemption were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Vacation Pay

The Company's employees earn their vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the Company accrues a current liability for earned vacation pay and records a current asset representing the future recoverability of this cost. The amount was $4.2 million and $4.0 million at December 31, 1994, and 1993, respectively. In 1995, an estimated 81.3 percent of the 1994 deferred vacation cost will be expensed and the balance will be charged to construction and other accounts.

Provision for Injuries and Damages

The Company is subject to claims and suits arising in the ordinary course of business. As permitted by regulatory authorities, the Company provides for the uninsured costs of injuries and damages by charges to income amounting to $1.2 million annually. The expense of settling claims is charged to the provision to the extent available. The accumulated provision of $2.5 million and $2.2 million at December 31, 1994, and 1993, respectively, is included in miscellaneous current liabilities in the accompanying Balance Sheets.

Provision for Property Damage

Due to a significant increase in the cost of traditional insurance, effective in 1993, the Company became self-insured for the full cost of storm and other damage to its transmission and distribution property. As permitted by regulatory authorities, the Company provides for the estimated cost of uninsured property damage by charges to income amounting to $1.2 million annually. At December 31, 1994, and 1993, the accumulated provision for property damage amounted to $11.5 million and $10.5 million, respectively. The expense of repairing such damage as occurs from time to time is charged to the provision to the extent it is available.

2.  RETIREMENT BENEFITS

Pension Plan

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust fund are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Gulf Power Company 1994 Annual Report


Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. A qualified trust for medical benefits is funded to the extent deductible under federal income tax regulations. Amounts funded are primarily invested in debt and equity securities.

   Effective January 1, 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." The costs of such benefits recognized by the Company in 1994 and 1993 were $4.3 million and $3.9 million, respectively.

   Prior to 1993, the Company recognized these benefit costs on an accrual basis using the "aggregate cost" actuarial method, which spreads the expected cost of such benefits over the remaining periods of employees' service as a level percentage of payroll costs. The cost of such benefits recognized by the Company in 1992 was $3.1 million.


Status and Cost of Benefits

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

=================================================================
                                                    Pension
                                        -------------------------
                                               1994         1993
                                        -------------------------
                                                (in thousands)
Actuarial present value of
  benefit obligation:
     Vested benefits                     $ 73,552     $   73,925
     Non-vested benefits                    3,016          3,217
-----------------------------------------------------------------
Accumulated benefit obligation             76,568         77,142
Additional amounts related to
   projected salary increases              29,451         25,648
-----------------------------------------------------------------
Projected benefit obligation              106,019        102,790
Less:
   Fair value of plan assets              151,337        159,192
   Unrecognized net gain                  (36,599)       (49,376)
   Unrecognized prior service cost          2,802          3,152
   Unrecognized transition asset           (8,034)        (8,765)
-----------------------------------------------------------------
Prepaid asset recognized in
   the Balance Sheets                    $  3,487      $   1,413
=================================================================

=================================================================
                                          Postretirement Medical
                                        -------------------------
                                              1994           1993
                                        -------------------------
                                                (in thousands)
Actuarial present value of benefit obligation:
     Retirees and dependents              $  7,768       $  7,857
     Employees eligible to retire            4,043          4,054
     Other employees                        14,598         14,927
-----------------------------------------------------------------
Accumulated benefit obligation              26,409         26,838
Less:
   Fair value of plan assets                 5,655          5,638
   Unrecognized net loss (gain)                615          2,653
   Unrecognized transition
     obligation                             12,714         13,420
-----------------------------------------------------------------
Accrued liability recognized in
   the Balance Sheets                     $  7,425       $  5,127
=================================================================

Gulf Power Company 1994 Annual Report

=================================================================
                                             Postretirement Life
                                             --------------------
                                             1994            1993
                                             --------------------
                                               (in thousands)
Actuarial present value of benefit obligation:
     Retirees and dependents               $3,032          $2,929
     Employees eligible to retire               -               -
     Other employees                        5,041           5,058
-----------------------------------------------------------------
Accumulated benefit obligation              8,073           7,987
Less:
   Fair value of plan assets                   85              52
   Unrecognized net loss (gain)            (1,073)           (641)
   Unrecognized transition
     obligation                             2,806           2,954
-----------------------------------------------------------------
Accrued liability recognized in
   the Balance Sheets                      $6,255          $5,622
=================================================================

   The weighted average rates assumed in the actuarial calculations were:

=================================================================
                                      1994       1993      1992
                                      ---------------------------
Discount                               8.0%       7.5%      8.0%
Annual salary increase                 5.5%       5.0%      6.0%
Long-term return on plan
  assets                               8.5%       8.5%      8.5%
=================================================================
   An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 10.5 percent for 1994, decreasing to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated medical benefit obligation at December 31,1994, by $4.8 million and the aggregate of the service and interest cost components of the net retiree medical cost by $660 thousand.


   Components of the plans' net costs are shown below:
=================================================================
                                             Pension
                              -----------------------------------
                                   1994        1993        1992
                              -----------------------------------
                                           (in thousands)
Benefits earned during
   the year                   $   3,775   $    3,710   $   3,550
Interest cost on projected
   benefit obligation             7,484        7,319       6,939
Actual (return) loss on
   plan assets                    3,721      (20,672)     (6,431)
Net amortization
   and deferral                 (17,054)       8,853      (4,054)
-----------------------------------------------------------------
Net pension cost
   (income)                   $  (2,074)    $   (790)   $      4
=================================================================

   Of the above net pension amounts, pension expense/(income) of $(1.5) million in 1994, $(601) thousand in 1993, and $3 thousand in 1992, were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

=================================================================
                                          Postretirement Medical
                                          -----------------------
                                               1994         1993
                                          -----------------------
                                                 (in thousands)
Benefits earned during the year              $1,092      $   874
Interest cost on accumulated
   benefit obligation                         1,952        1,714
Amortization of transition
   obligation                                   706          706
Actual (return) loss on plan assets             117         (726)
Net amortization and deferral                  (575)         309
-----------------------------------------------------------------
Net postretirement cost                      $3,292       $2,877
=================================================================

=================================================================
                                            Postretirement Life
                                          -----------------------
                                                1994        1993
                                          -----------------------
                                                 (in thousands)
Benefits earned during the year                $270       $  292
Interest cost on accumulated
   benefit obligation                           583          625
Amortization of transition
   obligation                                   148          148
Actual (return) loss on plan assets              12           (5)
Net amortization and deferral                   (16)           1
-----------------------------------------------------------------
Net postretirement cost                        $997       $1,061
=================================================================

Gulf Power Company 1994 Annual Report


   Of the above net postretirement medical and life insurance amounts, $3.1 million in 1994 and $3.0 million in 1993, were charged to operating expenses, and the remainder was recorded in construction and other accounts.

Work Force Reduction Programs

The Company has not had a work force reduction program but has incurred its pro rata share of affiliated companies' costs. The costs related to these programs were $1.3 million, $109 thousand, and $138 thousand for the years 1994, 1993, and 1992, respectively.

3. LITIGATION AND REGULATORY MATTERS

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts. Any change in the rate of return on common equity that may require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

   In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

   In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds began in October 1994 and is scheduled to continue until January 1996.

   If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings and refunds were ordered, the amount of refunds could range up to approximately $5.4 million at December 31, 1994. Although the final outcome of this matter cannot now be determined, in management's opinion, the final outcome will not result in changes that would have a material adverse effect on the Company's financial statements.

Environmental Cost Recovery

In April 1993, the Florida Legislature adopted legislation for an Environmental Cost Recovery (ECR) clause, which allows a utility to petition the FPSC for recovery of all prudent environmental compliance costs that are not being recovered through base rates or any other rate-adjustment clause. Such environmental costs include operation and maintenance expense, depreciation, and a return on invested capital.

   On January 12, 1994, the FPSC approved the Company's initial petition under the ECR clause for recovery of environmental costs that were projected to be incurred from July 1993 through September 1994. After this initial period, recovery under the ECR clause is determined semi-annually and includes a true-up of the prior period and a projection of the ensuing six month period. During 1994 and 1993, the Company recorded $7.2 million and $2.6 million, respectively, of ECR revenues net of over/under recovery true-up amounts.

   In 1994, the Company accrued a liability of $7.8 million for the estimated costs of environmental remediation projects for known sites. These estimated costs are expected to be expended during the period 1995 to 1999. These projects have been approved by the FPSC for recovery through the ECR clause discussed above. Therefore, the Company recorded $2.1 million in current assets and $5.7 million in deferred charges representing the future recoverability of these costs.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, the cost of which is currently estimated to total $62 million in 1995, $76 million in 1996, and $84 million in 1997. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. At December 31, 1994, significant purchase commitments were outstanding in connection with the construction program. The Company does not have any new

Gulf Power Company 1994 Annual Report


baseload generating plants under construction. However, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

   See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.  FINANCING AND COMMITMENTS

General

Current projections indicate that funds required for construction and other purposes, including compliance with environmental regulations, will be derived primarily from internal sources. Requirements not met from internal sources will be financed from the sale of additional first mortgage bonds and preferred stock; bank notes; and capital contributions from The Southern Company. In addition, the Company may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and redemptions of higher-cost securities. If the attractiveness of current short-term interest rates continues, the Company may maintain a higher level of short-term indebtedness than has historically been true.

Bank Credit Arrangements

At December 31, 1994, the Company had $25 million in revolving credit lines subject to renewal June 1, 1997, and $22 million of lines of credit with banks subject to renewal June 1 of each year. In connection with these credit lines, the Company has agreed to pay certain fees and/or maintain compensating balances with the banks. The compensating balances, which represent substantially all the cash of the Company except for daily working funds and like items, are not legally restricted from withdrawal. The Company had $19 million of these lines of credit committed at December 31, 1994. In addition, the Company has bid-loan facilities with fourteen major money center banks that total $275 million, of which $34.5 million was committed at December 31, 1994.


Assets Subject to Lien

The Company's mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term obligations were approximately $1.1 billion at December 31, 1994. Additional commitments will be required in the future to supply the Company's fuel needs.

   To take advantage of lower-cost coal supplies, agreements were reached in 1986 to terminate two long-term contracts for the supply of coal to Plant Daniel, which is jointly owned by the Company and Mississippi Power, an operating affiliate. The Company's portion of this payment was $60 million. This amount is being amortized to expense on a per ton basis over a nine-year period ending in 1995. The remaining unamortized amount was $10.1 million at December 31, 1994.

   In 1988, the Company made an advance payment of $60 million to another coal supplier under an arrangement to lower the cost of future coal purchased under an existing contract. This amount is being amortized to expense on a per ton basis over a ten-year period. The remaining unamortized amount was $30.5 million at December 31, 1994.

   Also, in 1993, the Company made a payment of $16.4 million to a coal supplier under an arrangement to suspend the purchase of coal under an existing contract for one year. This amount was amortized to expense on a per ton basis during 1993 and 1994, with a remainder of $118 thousand to be amortized to expense in the first quarter of 1995.

   The amortization expense of these contract buyouts and renegotiations is being recovered through the fuel cost recovery clause discussed under "Revenues and Regulatory Cost Recovery Clauses" in Note 1.

Gulf Power Company 1994 Annual Report


Lease Agreements

In 1989, the Company and Mississippi Power Company jointly entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars. In 1995, a second lease agreement for the use of 250 additional aluminum railcars will begin and continue for twenty-two years. Both of these leases are for the transportation of coal to Plant Daniel. The Company, as a joint owner of Plant Daniel, is responsible for one half of the lease costs. The lease costs are charged to fuel inventory and are allocated to fuel expense as the fuel is used. The Company's share of the lease costs charged to fuel inventory were $1.2 million in 1994, 1993, and 1992. For the year 1995, the Company's annual lease payments associated with both leases will be approximately $2.6 million. The Company's annual lease payments for 1996 through 1999 will be approximately $1.7 million and after 1999, lease payments total approximately $26.0 million. The Company has the option after three years from the date of the original contract on each lease to purchase the respective number of railcars at the greater of the termination value or the fair market value. Additionally, at the end of each lease term, the Company has the option to renew the lease.

6.  JOINT OWNERSHIP AGREEMENTS

The Company and Mississippi Power jointly own Plant Daniel, a steam-electric generating plant, located in Jackson County, Mississippi. In accordance with an operating agreement, Mississippi Power acts as the Company's agent with respect to the construction, operation, and maintenance of the plant.

   The Company and Georgia Power jointly own Plant Scherer Unit No. 3, a steam-electric generating plant, located near Forsyth, Georgia. In accordance with an operating agreement, Georgia Power acts as the Company's agent with respect to the construction, operation, and maintenance of the unit.

   The Company's pro rata share of expenses related to both plants is included in the corresponding operating expense accounts in the Statements of Income.


   At December 31, 1994, the Company's percentage ownership and its amount of investment in these jointly owned facilities were as follows:

================================================================
                                    Plant Scherer      Plant
                                     Unit No. 3        Daniel
                                    (coal-fired)    (coal-fired)
                                    ----------------------------
                                          (in thousands)
Plant-In Service                      $185,339(1)     $220,125
Accumulated Depreciation               $45,814         $93,110
Construction Work in Progress             $941          $1,163

Nameplate Capacity (2)
   (In megawatts)                          205             500
Ownership                                   25%             50%
================================================================

(1)  Includes net plant acquisition adjustment.
(2)  Total megawatt nameplate capacity:
       Plant Scherer Unit No. 3:  818
       Plant Daniel:  1,000

7.  LONG-TERM POWER SALES AGREEMENTS

General

The Company and the other operating affiliates of The Southern Company entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. Other agreements, expiring at various dates discussed below, are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The Company's capacity revenues have been as follows:

================================================================
                                      Other
                          Unit        Long-
Year                     Power        Term          Total
----                   -----------------------------------------
                                  (in thousands)
1994                    $29,653      $1,273         $30,926
1993                     31,162       2,643          33,805
1992                     32,679       1,501          34,180
================================================================

Gulf Power Company 1994 Annual Report



   In 1994, long-term non-firm power of 200 megawatts was sold to Florida Power Corporation (FPC) under a contract that expired at year-end. Capacity and energy sales under these long-term non-firm power sales agreements were made from available power pool capacity, and the revenues from the sales were shared by the operating affiliates.

   Unit power from specific generating plants is currently being sold to FPC, Florida Power & Light Company (FP&L), Jacksonville Electric Authority (JEA), and the City of Tallahassee, Florida. Under these agreements, 210 megawatts of net dependable capacity were sold by the Company during 1994, and sales will remain at that level until the expiration of the contracts in 2010, unless reduced by FPC, FP&L and JEA after 1999.

   Capacity and energy sales to FP&L, the Company's largest single customer, provided revenues of $29.3 million in 1994, $39.5 million in 1993, and $46.2 million in 1992, or 5.1 percent, 6.8 percent, and 8.1 percent of operating revenues, respectively.

8.  INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1994, the tax-related regulatory assets to be recovered from customers were $30.4 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. At December 31, 1994, the tax-related regulatory liabilities to be refunded to customers were $72.0 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.


   Details of the federal and state income tax provisions are as follows:

=================================================================
                                    1994       1993          1992
                                    -----------------------------
                                         (in thousands)
Total provision for income taxes:
Federal--
   Currently payable              $34,941    $24,354      $24,287
   Deferred--current year          18,556     26,396       18,173
            --reversal of
                prior years       (24,787)   (22,102)     (15,506)
-----------------------------------------------------------------
                                   28,710     28,648       26,954
-----------------------------------------------------------------
State--
   Currently payable                5,907      3,950        4,282
   Deferred--current year           2,549      3,838        2,662
            --reversal of
                prior years        (3,304)    (2,785)      (2,007)
-----------------------------------------------------------------
                                    5,152      5,003        4,937
-----------------------------------------------------------------
Total                              33,862     33,651       31,891
Less income taxes charged
   (credited) to other income         (95)       921         (187)
-----------------------------------------------------------------
Federal and state income
   taxes charged
   to operations                  $33,957    $32,730      $32,078
=================================================================

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

=====================================================================
                                                1994         1993
                                              -----------------------
                                                  (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                     $146,686     $146,657
   Property basis differences                     18,468       15,140
   Coal contract buyout                            6,896       15,427
   Other                                          11,846        6,724
---------------------------------------------------------------------
Total                                            183,896      183,948
---------------------------------------------------------------------
   Federal effect of state deferred taxes          9,732       10,136
   Postretirement benefits                         4,383        3,406
   Property insurance                              5,200        4,730
   Other                                           7,566        6,500
---------------------------------------------------------------------
Total                                             26,881       24,772
---------------------------------------------------------------------
Net deferred tax liabilities                     157,015      159,176
Portion included in current liabilities, net       5,334        7,433
---------------------------------------------------------------------
Accumulated deferred income
   taxes in the Balance Sheets                  $151,681     $151,743
=====================================================================

Gulf Power Company 1994 Annual Report


   Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $2.3 million in 1994, 1993 and 1992. At December 31, 1994, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

=============================================================
                                    1994      1993      1992
                                   --------------------------
Federal statutory rate                35%       35%       34%
State income tax,
   net of federal deduction            4         3         4
Non-deductible book
   depreciation                        1         1         1
Difference in prior years'
   deferred and current tax rate      (2)       (2)       (2)
Other                                 (2)       (1)       (2)
-------------------------------------------------------------
Effective income tax rate             36%       36%       35%
=============================================================

   The Company and the other subsidiaries of The Southern Company file a consolidated federal tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.


9.  POLLUTION CONTROL OBLIGATIONS AND OTHER LONG-TERM DEBT

Details of long-term debt are as follows:

==============================================================
                                             December 31,
                                         1994             1993
                                        ----------------------
                                             (in thousands)
Obligations incurred in
   connection with the sale by
   public authorities of
   tax-exempt pollution control
   revenue bonds:
   Collateralized
     6% due 2006*                       $  12,200     $ 12,300
     8.25% due 2017                        32,000       32,000
     7.125% due 2021                       21,200       21,200
     6.75% due 2022                         8,930        8,930
     5.70% due 2023                         7,875        7,875
     5.80% due 2023                        32,550       32,550
     6.20% due 2023                        13,000       13,000
     6.30% due 2024                        22,000            -
     Variable Rate
       Remarketed daily                    20,000            -
   Non-collateralized
     10.50% due 2014                            -       42,000
--------------------------------------------------------------
                                         $169,755     $169,855
--------------------------------------------------------------
Notes payable:
   5.39% due 1995                           4,500            -
   5.72% due 1995                           4,500            -
   4.69% due 1996                          25,000       25,000
   6.44% due 1994-1998                     16,388            -
   8.25% due 1995                               -       17,520
--------------------------------------------------------------
                                           50,388       42,520
--------------------------------------------------------------
Total                                    $220,143     $212,375
==============================================================

   * Sinking fund requirement applicable to the 6 percent pollution control bonds is $125 thousand for 1995 with increasing increments thereafter through 2005, with the remaining balance due in 2006.

   Pollution control obligations represent installment purchases of pollution control facilities financed by funds derived from sales by public authorities of revenue bonds. With respect to the collateralized pollution control revenue bonds, the Company has authenticated and delivered to trustees a like principal amount of first mortgage bonds as security for obligations under collateralized installment agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under the agreements.

Gulf Power Company 1994 Annual Report


   The 5.39 percent and 5.72 percent notes payable are the Company's portion of notes payable issued in connection with the termination of Plant Daniel coal contracts (see Note 5 under "Fuel Commitments" for further information). These notes refinanced the remaining balance of the 8.25 percent note payable. The proceeds from the 6.44 percent note were used to refinance the remaining balance of the 9.2 percent first mortgage bond, which was redeemed in June, 1994. The estimated annual maturities of the notes payable through 1998 are as follows:
$13.3 million in 1995, $29.6 million in 1996, $4.9 million in 1997, and $2.6 million in 1998.

10.  LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirement and scheduled maturities and redemptions of long-term debt due within one year is as follows:

==============================================================
                                               December 31
                                              1994        1993
                                          --------------------
                                                (in thousands)
Bond improvement fund requirement         $  1,750    $  2,370
Less:  Portion to be satisfied by cash
       or certifying property
       additions                             1,750           -
--------------------------------------------------------------
Cash sinking fund requirement                    -       2,370
Maturities of first mortgage bonds               -       3,676
Redemptions of first mortgage bonds              -      27,000
Current portion of notes payable            13,314       8,406
   (Note 9)
Pollution control bond maturity                125         100
   (Note 9)
--------------------------------------------------------------
Total                                      $13,439     $41,552
==============================================================

   The first mortgage bond improvement (sinking) fund requirement amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 and 2/3 times the requirement.

11.  COMMON STOCK DIVIDEND
      RESTRICTIONS

The Company's first mortgage bond indenture contains various common stock dividend restrictions which remain in effect as long as the bonds are outstanding. At December 31, 1994, $101 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the mortgage indenture.

   The Company's charter limits cash dividends on common stock to 50 percent of net income available for such stock during a prior period of 12 months if the capitalization ratio is below 20 percent, and to 75 percent of such net income if such ratio is 20 percent or more but less than 25 percent. The capitalization ratio is defined as the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend. At December 31, 1994, the ratio was 47.2 percent.

12.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1994 and 1993 are as follows:

=================================================================
                                                       Net Income
                                                  After Dividends
                       Operating      Operating      on Preferred
Quarter Ended           Revenues         Income             Stock
-----------------------------------------------------------------
                                    (in thousands)
March 31, 1994          $138,088        $19,154           $10,117
June 30, 1994            146,769         19,957             8,886
Sept. 30, 1994           162,143         31,123            21,831
Dec. 31, 1994            131,813         21,979            14,395

March 31, 1993          $127,036        $17,646           $10,426
June 30, 1993            138,863         19,562             7,312
Sept. 30, 1993           175,964         32,783            22,366
Dec. 31, 1993            141,279         22,596            14,207
=================================================================

   The Company's business is influenced by seasonal weather conditions and the timing of rate changes, among other factors.



SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1994 Annual Report

====================================================================================================
                                                                     1994         1993         1992
----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                $578,813     $583,142     $570,902
Net Income after Dividends
  on Preferred Stock (in thousands)                               $55,229      $54,311      $54,090
Cash Dividends on Common Stock (in thousands)                     $44,000      $41,800      $39,900
Return on Average Common Equity (percent)                           13.15        13.29        13.62
Total Assets (in thousands)                                    $1,315,542   $1,307,809   $1,062,699
Gross Property Additions (in thousands)                           $78,869      $78,562      $64,671
----------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                              $425,472     $414,196     $403,190
Preferred stock                                                    89,602       89,602       74,662
Preferred stock subject to mandatory redemption                         -        1,000        2,000
Long-term debt                                                    356,393      369,259      382,047
----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                    $871,467     $874,057     $861,899
----------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                  48.8         47.4         46.8
Preferred stock                                                      10.3         10.4          8.9
Long-term debt                                                       40.9         42.2         44.3
----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0        100.0        100.0
====================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  -       75,000       25,000
Retired                                                            48,856       88,809      117,693
Preferred Stock (in thousands):
Issued                                                                  -       35,000       29,500
Retired                                                             1,000       21,060       15,500
----------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                              A2           A2           A2
  Standard and Poor's                                                   A            A            A
  Duff & Phelps                                                        A+           A+            A
Preferred Stock -
  Moody's                                                              a2           a2           a2
  Standard and Poor's                                                  A-           A-           A-
  Duff & Phelps                                                         A            A           A-
----------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                       280,859      274,194      267,591
Commercial                                                         40,398       39,253       37,105
Industrial                                                            283          274          270
Other                                                                 106           86           74
----------------------------------------------------------------------------------------------------
Total                                                             321,646      313,807      305,040
====================================================================================================
Employees (year-end)                                                1,540        1,565        1,613



SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1994 Annual Report


====================================================================================================
                                                                     1991         1990         1989
----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                $565,207     $567,825     $527,821
Net Income after Dividends
  on Preferred Stock (in thousands)                               $57,796      $38,714      $37,361
Cash Dividends on Common Stock (in thousands)                     $38,000      $37,000      $37,200
Return on Average Common Equity (percent)                           15.17        10.51        10.32
Total Assets (in thousands)                                    $1,095,736   $1,084,579   $1,093,430
Gross Property Additions (in thousands)                           $64,323      $62,462      $70,726
----------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                              $390,981     $371,185     $365,471
Preferred stock                                                    55,162       55,162       55,162
Preferred stock subject to mandatory redemption                     7,500        9,250       11,000
Long-term debt                                                    434,648      475,284      484,608
----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                    $888,291     $910,881     $916,241
----------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                  44.0         40.8         39.9
Preferred stock                                                       7.1          7.1          7.2
Long-term debt                                                       48.9         52.1         52.9
----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0        100.0        100.0
====================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                             50,000            -            -
Retired                                                            32,807        6,455        9,344
Preferred Stock (in thousands):
Issued                                                                  -            -            -
Retired                                                             2,500        1,750        1,250
----------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                              A2           A2           A1
  Standard and Poor's                                                   A            A            A
  Duff & Phelps                                                         A            A          AA-
Preferred Stock -
  Moody's                                                              a2           a2           a1
  Standard and Poor's                                                  A-           A-           A-
  Duff & Phelps                                                        A-           A-           A+
----------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                       261,210      256,111      251,341
Commercial                                                         34,685       34,019       33,678
Industrial                                                            264          252          240
Other                                                                  72           67           67
----------------------------------------------------------------------------------------------------
Total                                                             296,231      290,449      285,326
====================================================================================================
Employees (year-end)                                                1,598        1,615        1,614

                                     II-171A




SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1994 Annual Report


====================================================================================================
                                                                     1988         1987         1986
----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                $550,827     $587,860     $542,919
Net Income after Dividends
  on Preferred Stock (in thousands)                               $45,698      $42,217      $46,421
Cash Dividends on Common Stock (in thousands)                     $35,400      $34,200      $33,100
Return on Average Common Equity (percent)                           13.41        13.23        15.06
Total Assets (in thousands)                                    $1,097,225   $1,051,182   $1,028,864
Gross Property Additions (in thousands)                           $67,042      $97,511      $90,160
----------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                              $358,310     $323,012     $314,995
Preferred stock                                                    55,162       55,162       55,162
Preferred stock subject to mandatory redemption                    12,750       14,000       16,500
Long-term debt                                                    497,069      474,640      482,869
----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                    $923,291     $866,814     $869,526
----------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                  38.8         37.2         36.2
Preferred stock                                                       7.4          8.0          8.3
Long-term debt                                                       53.8         54.8         55.5
----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0        100.0        100.0
====================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                             35,000            -       50,000
Retired                                                             9,369            -       46,640
Preferred Stock (in thousands):
Issued                                                                  -            -            -
Retired                                                             1,750        2,500          750
----------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                              A1           A1           A1
  Standard and Poor's                                                   A            A           A+
  Duff & Phelps                                                         4            4            4
Preferred Stock -
  Moody's                                                              a1           a1           a1
  Standard and Poor's                                                  A-           A-            A
  Duff & Phelps                                                         5            5            5
----------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                       246,450      241,138      235,329
Commercial                                                         33,030       32,139       31,142
Industrial                                                            206          206          197
Other                                                                  61           61           62
----------------------------------------------------------------------------------------------------
Total                                                             279,747      273,544      266,730
====================================================================================================
Employees (year-end)                                                1,601        1,603        1,544


                                     II-171B



SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1994 Annual Report


======================================================================================
                                                                     1985         1984
--------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                $562,068     $505,812
Net Income after Dividends
  on Preferred Stock (in thousands)                               $45,484      $40,336
Cash Dividends on Common Stock (in thousands)                     $30,800      $27,200
Return on Average Common Equity (percent)                           15.61        15.11
Total Assets (in thousands)                                      $921,635     $892,924
Gross Property Additions (in thousands)                           $92,541     $156,443
--------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                              $301,674     $280,990
Preferred stock                                                    55,162       55,162
Preferred stock subject to mandatory redemption                    18,250       19,000
Long-term debt                                                    410,917      394,859
--------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                    $786,003     $750,011
--------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                  38.4         37.5
Preferred stock                                                       9.3          9.9
Long-term debt                                                       52.3         52.6
--------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0        100.0
======================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  -            -
Retired                                                             2,860       10,415
Preferred Stock (in thousands):
Issued                                                                  -            -
Retired                                                               750        1,500
--------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                              A1           A1
  Standard and Poor's                                                  A+           A+
  Duff & Phelps                                                         4            4
Preferred Stock -
  Moody's                                                              a1           a1
  Standard and Poor's                                                   A            A
  Duff & Phelps                                                         5            5
--------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                       227,845      217,138
Commercial                                                         29,603       27,939
Industrial                                                            183          177
Other                                                                  62           63
--------------------------------------------------------------------------------------
Total                                                             257,693      245,317
======================================================================================
Employees (year-end)                                                1,509        1,460



                                     II-171C




SELECTED FINANCIAL AND OPERATING DATA (continued)
Gulf Power Company 1994 Annual Report


====================================================================================================
                                                                     1994         1993         1992
----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                      $252,598     $244,967     $235,296
Commercial                                                        146,394      137,308      133,071
Industrial                                                         82,169       87,526       91,320
Other                                                               1,955        1,882        1,784
----------------------------------------------------------------------------------------------------
Total retail                                                      483,116      471,683      461,471
Sales for resale - non-affiliates                                  66,111       72,209       70,078
Sales for resale - affiliates                                      17,353       23,166       24,075
----------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                          566,580      567,058      555,624
Other revenues                                                     12,233       16,084       15,278
----------------------------------------------------------------------------------------------------
Total                                                            $578,813     $583,142     $570,902
====================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                     3,751,932    3,712,980    3,596,515
Commercial                                                      2,548,846    2,433,382    2,369,236
Industrial                                                      1,847,114    2,029,936    2,179,435
Other                                                              17,354       16,944       16,649
----------------------------------------------------------------------------------------------------
Total retail                                                    8,165,246    8,193,242    8,161,835
Sales for resale - non-affiliates                               1,418,977    1,460,105    1,430,908
Sales for resale - affiliates                                     874,050    1,029,787    1,208,771
----------------------------------------------------------------------------------------------------
Total                                                          10,458,273   10,683,134   10,801,514
====================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          6.73         6.60         6.54
Commercial                                                           5.74         5.64         5.62
Industrial                                                           4.45         4.31         4.19
Total retail                                                         5.92         5.76         5.65
Sales for resale                                                     3.64         3.83         3.57
Total sales                                                          5.42         5.31         5.14
Average Annual Kilowatt-Hour Use Per Residential Customer          13,486       13,671       13,553
Average Annual Revenue Per Residential Customer                   $907.92      $901.96      $886.66
Plant Nameplate Capacity Ratings (year-end) (megawatts)             2,174        2,174        2,174
Maximum Peak-Hour Demand (megawatts):
Winter                                                              1,801        1,571        1,533
Summer                                                              1,795        1,898        1,828
Annual Load Factor (percent)                                         56.7         54.5         55.0
Plant Availability - Fossil-Steam (percent)                          92.2         88.9         91.2
----------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 87.2         84.5         87.7
Oil and gas                                                           0.2          0.5          0.1
Purchased power -
  From non-affiliates                                                 2.8          1.5          0.8
  From affiliates                                                     9.8         13.5         11.4
----------------------------------------------------------------------------------------------------
Total                                                               100.0        100.0        100.0
====================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                10,614       10,390       10,347
Cost of fuel per million BTU (cents)                               189.55       197.37       200.30
Average cost of fuel per net kilowatt-hour generated (cents)         2.01         2.05         2.07
====================================================================================================



SELECTED FINANCIAL AND OPERATING DATA (continued)
Gulf Power Company 1994 Annual Report


====================================================================================================
                                                                     1991         1990         1989
----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                      $231,220     $217,843     $203,781
Commercial                                                        130,691      124,066      118,897
Industrial                                                         92,300       91,041       84,671
Other                                                               1,860        1,805        1,586
----------------------------------------------------------------------------------------------------
Total retail                                                      456,071      434,755      408,935
Sales for resale - non-affiliates                                  69,636       73,855       67,554
Sales for resale - affiliates                                      29,343       38,563       39,244
----------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                          555,050      547,173      515,733
Other revenues                                                     10,157       20,652       12,088
----------------------------------------------------------------------------------------------------
Total                                                            $565,207     $567,825     $527,821
====================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                     3,455,100    3,360,838    3,293,750
Commercial                                                      2,272,690    2,217,568    2,169,497
Industrial                                                      2,117,408    2,177,872    2,094,670
Other                                                              17,118       18,866       17,209
----------------------------------------------------------------------------------------------------
Total retail                                                    7,862,316    7,775,144    7,575,126
Sales for resale - non-affiliates                               1,550,018    1,775,703    1,640,355
Sales for resale - affiliates                                   1,236,223    1,435,558    1,461,036
----------------------------------------------------------------------------------------------------
Total                                                          10,648,557   10,986,405   10,676,517
====================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          6.69         6.48         6.19
Commercial                                                           5.75         5.59         5.48
Industrial                                                           4.36         4.18         4.04
Total retail                                                         5.80         5.59         5.40
Sales for resale                                                     3.55         3.50         3.44
Total sales                                                          5.21         4.98         4.83
Average Annual Kilowatt-Hour Use Per Residential Customer          13,320       13,173       13,173
Average Annual Revenue Per Residential Customer                   $891.38      $853.86      $815.00
Plant Nameplate Capacity Ratings (year-end) (megawatts)             2,174        2,174        2,174
Maximum Peak-Hour Demand (megawatts):
Winter                                                              1,418        1,310        1,814
Summer                                                              1,740        1,778        1,691
Annual Load Factor (percent)                                         57.0         55.2         52.6
Plant Availability - Fossil-Steam (percent)                          92.2         89.2         89.1
----------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 82.0         69.8         78.3
Oil and gas                                                           0.1          0.5          0.2
Purchased power -
  From non-affiliates                                                 0.5          0.6          0.4
  From affiliates                                                    17.4         29.1         21.1
----------------------------------------------------------------------------------------------------
Total                                                               100.0        100.0        100.0
====================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                10,636       10,765       10,621
Cost of fuel per million BTU (cents)                               203.60       206.06       193.70
Average cost of fuel per net kilowatt-hour generated (cents)         2.17         2.22         2.06
====================================================================================================



                                     II-173A




SELECTED FINANCIAL AND OPERATING DATA (continued)
Gulf Power Company 1994 Annual Report


====================================================================================================
                                                                     1988         1987         1986
----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                      $184,036     $199,701     $200,725
Commercial                                                        107,615      116,057      116,253
Industrial                                                         72,634       80,295       79,873
Other                                                               1,402        1,357        1,343
----------------------------------------------------------------------------------------------------
Total retail                                                      365,687      397,410      398,194
Sales for resale - non-affiliates                                 117,466      134,456      106,892
Sales for resale - affiliates                                      48,277       55,955       27,113
----------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                          531,430      587,821      532,199
Other revenues                                                     19,397           39       10,720
----------------------------------------------------------------------------------------------------
Total                                                            $550,827     $587,860     $542,919
====================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                     3,154,541    3,055,041    2,963,502
Commercial                                                      2,088,598    1,986,332    1,913,139
Industrial                                                      1,968,091    1,839,931    1,745,074
Other                                                              16,257       15,241       14,903
----------------------------------------------------------------------------------------------------
Total retail                                                    7,227,487    6,896,545    6,636,618
Sales for resale - non-affiliates                               1,911,759    2,138,390    1,609,146
Sales for resale - affiliates                                   2,326,238    2,689,487    1,078,500
----------------------------------------------------------------------------------------------------
Total                                                          11,465,484   11,724,422    9,324,264
====================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          5.83         6.54         6.77
Commercial                                                           5.15         5.84         6.08
Industrial                                                           3.69         4.36         4.58
Total retail                                                         5.06         5.76         6.00
Sales for resale                                                     3.91         3.94         4.99
Total sales                                                          4.64         5.01         5.71
Average Annual Kilowatt-Hour Use Per Residential Customer          12,883       12,763       12,729
Average Annual Revenue Per Residential Customer                   $751.60      $834.31      $862.16
Plant Nameplate Capacity Ratings (year-end) (megawatts)             2,174        2,174        1,969
Maximum Peak-Hour Demand (megawatts):
Winter                                                              1,395        1,354        1,406
Summer                                                              1,613        1,617        1,678
Annual Load Factor (percent)                                         56.5         54.4         50.5
Plant Availability - Fossil-Steam (percent)                          88.2         92.8         90.5
----------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 93.2         93.5         85.8
Oil and gas                                                           0.4          0.4          0.5
Purchased power -
  From non-affiliates                                                 0.4          0.4          1.9
  From affiliates                                                     6.0          5.7         11.8
----------------------------------------------------------------------------------------------------
Total                                                               100.0        100.0        100.0
====================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                10,461       10,512       10,639
Cost of fuel per million BTU (cents)                               178.00       197.53       239.26
Average cost of fuel per net kilowatt-hour generated (cents)         1.86         2.08         2.55
====================================================================================================



                                     II-173B



SELECTED FINANCIAL AND OPERATING DATA (continued)
Gulf Power Company 1994 Annual Report


======================================================================================
                                                                     1985         1984
--------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                      $186,415     $174,302
Commercial                                                        109,631       98,408
Industrial                                                         81,621       83,538
Other                                                               1,346        1,334
--------------------------------------------------------------------------------------
Total retail                                                      379,013      357,582
Sales for resale - non-affiliates                                 126,789      106,802
Sales for resale - affiliates                                      43,844       35,712
--------------------------------------------------------------------------------------
Total revenues from sales of electricity                          549,646      500,096
Other revenues                                                     12,422        5,716
--------------------------------------------------------------------------------------
Total                                                            $562,068     $505,812
======================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                     2,736,432    2,560,648
Commercial                                                      1,777,418    1,559,344
Industrial                                                      1,770,587    1,771,100
Other                                                              14,702       14,555
--------------------------------------------------------------------------------------
Total retail                                                    6,299,139    5,905,647
Sales for resale - non-affiliates                               2,388,591    2,183,631
Sales for resale - affiliates                                   1,562,452    1,308,410
--------------------------------------------------------------------------------------
Total                                                          10,250,182    9,397,688
======================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          6.81         6.81
Commercial                                                           6.17         6.31
Industrial                                                           4.61         4.72
Total retail                                                         6.02         6.05
Sales for resale                                                     4.32         4.08
Total sales                                                          5.36         5.32
Average Annual Kilowatt-Hour Use Per Residential Customer          12,221       12,057
Average Annual Revenue Per Residential Customer                   $832.55      $820.71
Plant Nameplate Capacity Ratings (year-end) (megawatts)             1,969        1,969
Maximum Peak-Hour Demand (megawatts):
Winter                                                              1,517        1,209
Summer                                                              1,448        1,381
Annual Load Factor (percent)                                         53.4         54.9
Plant Availability - Fossil-Steam (percent)                          84.8         87.7
--------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 79.7         83.9
Oil and gas                                                           0.2          0.2
Purchased power -
  From non-affiliates                                                 0.4         (1.4)
  From affiliates                                                    19.7         17.3
--------------------------------------------------------------------------------------
Total                                                               100.0        100.0
======================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                10,609       10,639
Cost of fuel per million BTU (cents)                               254.53       240.40
Average cost of fuel per net kilowatt-hour generated (cents)         2.70         2.60
=======================================================================================




                                     II-173C

STATEMENTS OF INCOME
Gulf Power Company

==============================================================================================
For the Years Ended December 31,                                       1994     1993    1992
----------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                       $   561,460 $559,976 $546,827
 Revenues from affiliates                                            17,353   23,166   24,075
----------------------------------------------------------------------------------------------
Total operating revenues                                            578,813  583,142  570,902
----------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                              161,168  170,485  182,754
  Purchased power from non-affiliates                                 6,761    4,386    1,394
  Purchased power from affiliates                                    25,819   32,273   26,788
  Proceeds from settlement of disputed contracts                          -        -     (920)
  Other                                                             113,879  109,164   98,230
 Maintenance                                                         46,700   46,004   41,947
 Depreciation and amortization                                       56,615   55,309   53,758
 Taxes other than income taxes                                       41,701   40,204   37,898
 Federal and state income taxes                                      33,957   32,730   32,078
----------------------------------------------------------------------------------------------
Total operating expenses                                            486,600  490,555  473,927
----------------------------------------------------------------------------------------------
Operating Income                                                     92,213   92,587   96,975
Other Income (Expense):
 Allowance for equity funds used during construction                    450      512       14
 Interest income                                                      1,429    1,328    2,733
 Other, net                                                            (780)  (1,238)  (1,487)
 Gain on sale of investment securities                                    -    3,820        -
 Income taxes applicable to other income                                 95     (921)     187
----------------------------------------------------------------------------------------------
Income Before Interest Charges                                       93,407   96,088   98,422
----------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                          27,124   31,344   35,792
 Allowance for debt funds used during construction                     (656)    (454)     (46)
 Interest on notes payable                                            1,509      870    1,041
 Amortization of debt discount, premium, and expense, net             1,834    1,412    1,032
 Other interest charges                                               2,442    2,877    1,410
----------------------------------------------------------------------------------------------
Net interest charges                                                 32,253   36,049   39,229
----------------------------------------------------------------------------------------------
Net Income                                                           61,154   60,039   59,193
Dividends on Preferred Stock                                          5,925    5,728    5,103
----------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $    55,229 $ 54,311 $ 54,090
==============================================================================================



STATEMENTS OF INCOME
Gulf Power Company

======================================================================================================
For the Years Ended December 31,                                     1991      1990     1989     1988
------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                       $   535,864 $529,262 $488,577 $502,550
 Revenues from affiliates                                            29,343   38,563   39,244   48,277
------------------------------------------------------------------------------------------------------
Total operating revenues                                            565,207  567,825  527,821  550,827
------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                              176,038  156,712  158,858  191,687
  Purchased power from non-affiliates                                   896    1,427    1,251    1,468
  Purchased power from affiliates                                    32,579   67,729   48,972   27,267
  Proceeds from settlement of disputed contracts                    (20,385)       -        -        -
  Other                                                              94,411   90,045   82,231   93,028
 Maintenance                                                         45,468   45,491   44,295   41,919
 Depreciation and amortization                                       52,195   50,899   48,760   47,530
 Taxes other than income taxes                                       42,359   39,110   30,718   27,087
 Federal and state income taxes                                      33,893   24,780   23,621   26,239
------------------------------------------------------------------------------------------------------
Total operating expenses                                            457,454  476,193  438,706  456,225
------------------------------------------------------------------------------------------------------
Operating Income                                                    107,753   91,632   89,115   94,602
Other Income (Expense):
 Allowance for equity funds used during construction                     54        -     (446)     457
 Interest income                                                      2,427    4,508    3,271    2,858
 Other, net                                                          (3,484)  (6,360)  (3,800)  (3,491)
 Gain on sale of investment securities                                    -        -        -        -
 Income taxes applicable to other income                              1,104    1,303      779    1,001
------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                      107,854   91,083   88,919   95,427
------------------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                          41,665   43,215   43,265   42,538
 Allowance for debt funds used during construction                      (95)       1      242     (808)
 Interest on notes payable                                              280      693      180      182
 Amortization of debt discount, premium, and expense, net               699      603      613      600
 Other interest charges                                               2,272    2,422    1,636    1,456
------------------------------------------------------------------------------------------------------
Net interest charges                                                 44,821   46,934   45,936   43,968
------------------------------------------------------------------------------------------------------
Net Income                                                           63,033   44,149   42,983   51,459
Dividends on Preferred Stock                                          5,237    5,435    5,622    5,761
------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $    57,796 $ 38,714 $ 37,361 $ 45,698
======================================================================================================

                                    II-175A


STATEMENTS OF INCOME
Gulf Power Company

======================================================================================================
For the Years Ended December 31,                                     1987      1986     1985     1984
------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                       $   531,905 $515,806 $518,224 $470,100
 Revenues from affiliates                                            55,955   27,113   43,844   35,712
------------------------------------------------------------------------------------------------------
Total operating revenues                                            587,860  542,919  562,068  505,812
------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                              227,233  215,262  230,944  214,885
  Purchased power from non-affiliates                                 1,792    4,533    1,638   (3,698)
  Purchased power from affiliates                                    28,326   37,172   55,119   42,967
  Proceeds from settlement of disputed contracts                          -        -        -        -
  Other                                                             100,032   70,117   59,851   56,352
 Maintenance                                                         38,748   35,251   35,654   28,773
 Depreciation and amortization                                       44,619   39,386   37,775   33,061
 Taxes other than income taxes                                       26,246   24,854   22,886   21,696
 Federal and state income taxes                                      31,703   39,948   40,061   35,831
------------------------------------------------------------------------------------------------------
Total operating expenses                                            498,699  466,523  483,928  429,867
------------------------------------------------------------------------------------------------------
Operating Income                                                     89,161   76,396   78,140   75,945
Other Income (Expense):
 Allowance for equity funds used during construction                  1,013    7,809    6,893    2,877
 Interest income                                                      4,507    2,445    3,235    8,777
 Other, net                                                          (1,207)  (1,077)  (1,131)    (704)
 Gain on sale of investment securities                                    -        -        -        -
 Income taxes applicable to other income                               (642)    (648)    (862)  (3,524)
------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                       92,832   84,925   86,275   83,371
------------------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                          43,689   39,479   40,769   36,952
 Allowance for debt funds used during construction                   (1,004)  (8,651)  (7,676)  (3,261)
 Interest on notes payable                                                -      106        -    1,628
 Amortization of debt discount, premium, and expense, net               555      488      287      265
 Other interest charges                                               1,350      869    1,120    1,111
------------------------------------------------------------------------------------------------------
Net interest charges                                                 44,590   32,291   34,500   36,695
------------------------------------------------------------------------------------------------------
Net Income                                                           48,242   52,634   51,775   46,676
Dividends on Preferred Stock                                          6,025    6,213    6,291    6,340
------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $    42,217 $ 46,421 $ 45,484 $ 40,336
======================================================================================================


                                    II-175B


STATEMENTS OF CASH FLOWS
Gulf Power Company

============================================================================================================
For the Years Ended December 31,                                         1994          1993          1992
------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                          $    61,154    $   60,039    $   59,193
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                          86,098        72,111        68,021
  Deferred income taxes, net                                             (6,986)        5,347         3,322
  Deferred investment tax credits, net                                        -             -             -
  Allowance for equity funds used during construction                      (450)         (512)          (14)
  Non-cash proceeds from settlement of disputed contracts                     -             -          (920)
  Other, net                                                              4,898          (864)          185
  Changes in certain current assets and liabilities --
   Receivables, net                                                       3,540        12,867       (11,041)
   Inventories                                                          (13,901)        5,574        23,560
   Payables                                                             (10,159)        5,386         1,580
   Other                                                                    610        (9,504)      (13,637)
------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                             124,804       150,444       130,249
------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (78,869)      (78,562)      (64,671)
Other                                                                    (3,493)       (5,328)        3,970
------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (82,362)      (83,890)      (60,701)
------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred stock                                                              -        35,000        29,500
 First mortgage bonds                                                         -        75,000        25,000
 Pollution control bonds                                                 42,000        53,425         8,930
 Capital contributions from parent company                                   98            11           121
 Other long-term debt                                                    32,108        25,000             -
Retirements:
 Preferred stock                                                         (1,000)      (21,060)      (15,500)
 First mortgage bonds                                                   (48,856)      (88,809)     (117,693)
 Pollution control bonds                                                (42,100)      (40,650)       (9,205)
 Other long-term debt                                                   (24,240)       (7,736)       (5,783)
Notes payable, net                                                       47,447       (37,947)       44,000
Payment of preferred stock dividends                                     (5,925)       (5,728)       (5,103)
Payment of common stock dividends                                       (44,000)      (41,800)      (39,900)
Miscellaneous                                                            (2,648)       (6,888)       (8,760)
------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (47,116)      (62,182)      (94,393)
------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     (4,674)        4,372       (24,845)
Cash and Cash Equivalents at Beginning of Year                            5,576         1,204        26,049
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                            $       902    $    5,576    $    1,204
============================================================================================================
( ) Denotes use of cash.

                                     II-176


STATEMENTS OF CASH FLOWS
Gulf Power Company

==========================================================================================================================
For the Years Ended December 31,                                         1991          1990          1989          1988
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                          $    63,033    $   44,149    $   42,983    $   51,459
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                          65,584        63,650        59,955        56,260
  Deferred income taxes, net                                             (3,392)        1,837         5,319        10,138
  Deferred investment tax credits, net                                        -             -             -             -
  Allowance for equity funds used during construction                       (54)            -           446          (457)
  Non-cash proceeds from settlement of disputed contracts               (19,734)            -             -             -
  Other, net                                                              3,079         1,544         3,827        11,449
  Changes in certain current assets and liabilities --
   Receivables, net                                                      12,421        (2,468)          492         8,984
   Inventories                                                           (2,397)      (11,807)       16,306       (16,160)
   Payables                                                              (2,003)       (3,440)        6,142        (5,340)
   Other                                                                  8,012         5,781         4,466       (18,432)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                             124,549        99,246       139,936        97,901
--------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (64,323)      (62,462)      (70,726)      (67,042)
Other                                                                    (8,097)       (1,597)          419       (62,782)
--------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (72,420)      (64,059)      (70,307)     (129,824)
--------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred stock                                                              -             -             -             -
 First mortgage bonds                                                    50,000             -             -        35,000
 Pollution control bonds                                                 21,200             -             -         3,677
 Capital contributions from parent company                                    -         4,000         7,000        25,000
 Other long-term debt                                                         -             -             -             -
Retirements:
 Preferred stock                                                         (2,500)       (1,750)       (1,250)       (1,750)
 First mortgage bonds                                                   (32,807)       (6,455)       (9,344)       (9,369)
 Pollution control bonds                                                (21,250)          (50)          (50)          (50)
 Other long-term debt                                                    (7,981)       (6,083)       (5,611)       (5,175)
Notes payable, net                                                            -             -             -             -
Payment of preferred stock dividends                                     (5,237)       (5,435)       (5,622)       (5,761)
Payment of common stock dividends                                       (38,000)      (37,000)      (37,200)      (35,400)
Miscellaneous                                                            (3,715)            5            (3)         (233)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (40,290)      (52,768)      (52,080)        5,939
--------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     11,839       (17,581)       17,549       (25,984)
Cash and Cash Equivalents at Beginning of Year                           14,210        31,791        14,242        40,226
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                            $    26,049    $   14,210    $   31,791    $   14,242
==========================================================================================================================
( ) Denotes use of cash.

                                    II-177A


STATEMENTS OF CASH FLOWS
Gulf Power Company

===========================================================================================================================
For the Years Ended December 31,                                         1987          1986          1985          1984
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                          $    48,242    $   52,634    $   51,775    $   46,676
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                          51,672        41,619        39,595        34,784
  Deferred income taxes, net                                              2,377        45,213        18,467         3,877
  Deferred investment tax credits, net                                      868         1,634         5,716        10,667
  Allowance for equity funds used during construction                    (1,013)       (7,809)       (6,893)       (2,877)
  Non-cash proceeds from settlement of disputed contracts                     -             -             -             -
  Other, net                                                             12,913         5,860        (2,535)          243
  Changes in certain current assets and liabilities --
   Receivables, net                                                      (8,849)       (6,012)       (5,401)       19,173
   Inventories                                                           23,691        (1,342)        1,870         2,053
   Payables                                                              10,173           449         1,756           601
   Other                                                                  6,208          (113)      (13,331)       11,169
--------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                             146,282       132,133        91,019       126,366
--------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (97,511)      (90,160)      (92,541)     (156,443)
Other                                                                      (692)      (55,652)        7,693         2,086
--------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (98,203)     (145,812)      (84,848)     (154,357)
--------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred stock                                                              -             -             -             -
 First mortgage bonds                                                         -        50,000             -             -
 Pollution control bonds                                                 35,996         9,900        18,776        16,424
 Capital contributions from parent company                                    -             -         6,000        15,000
 Other long-term debt                                                         -        60,663             -             -
Retirements:
 Preferred stock                                                         (2,500)         (750)         (750)       (1,500)
 First mortgage bonds                                                         -       (46,640)       (2,860)      (10,415)
 Pollution control bonds                                                (32,050)          (50)          (50)          (50)
 Other long-term debt                                                    (4,774)            -             -             -
Notes payable, net                                                            -             -             -             -
Payment of preferred stock dividends                                     (6,025)       (6,213)       (6,291)       (6,340)
Payment of common stock dividends                                       (34,200)      (33,100)      (30,800)      (27,200)
Miscellaneous                                                            (1,632)       (6,064)         (227)         (680)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (45,185)       27,746       (16,202)      (14,761)
--------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                      2,894        14,067       (10,031)      (42,752)
Cash and Cash Equivalents at Beginning of Year                           37,332        23,265        33,296        76,048
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                            $    40,226    $   37,332    $   23,265    $   33,296
==========================================================================================================================
( ) Denotes use of cash.

                                    II-177B


BALANCE SHEETS
Gulf Power Company

============================================================================================================
At December 31,                                                        1994            1993          1992
------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                              $      896,236    $  863,223    $  841,489
  Transmission                                                          155,967       154,304       148,824
  Distribution                                                          487,986       464,182       443,352
  General                                                               116,178       129,995       127,826
  Construction work in progress                                          24,288        34,591        29,564
------------------------------------------------------------------------------------------------------------
    Total utility plant                                               1,680,655     1,646,295     1,591,055
Accumulated provision for depreciation                                  622,911       610,542       578,851
------------------------------------------------------------------------------------------------------------
    Total                                                             1,057,744     1,035,753     1,012,204
Less property-related accumulated deferred income taxes                       -             -       200,904
------------------------------------------------------------------------------------------------------------
    Total                                                             1,057,744     1,035,753       811,300
------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                   -             -             -
  Miscellaneous                                                           7,997        13,242         7,074
------------------------------------------------------------------------------------------------------------
    Total                                                                 7,997        13,242         7,074
------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                 902         5,576         1,204
  Investment securities                                                       -             -        22,322
  Receivables, net                                                       60,384        63,924        60,047
  Fossil fuel stock, at average cost                                     35,686        20,652        29,492
  Materials and supplies, at average cost                                35,257        36,390        33,124
  Current portion of deferred coal contract costs                         2,521        12,535         3,071
  Regulatory clauses under recovery                                       5,002         3,244         1,680
  Prepayments                                                             4,354         2,160         1,395
  Vacation pay deferred                                                   4,172         4,022         3,779
------------------------------------------------------------------------------------------------------------
    Total                                                               148,278       148,503       156,114
------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                               30,433        31,334             -
  Debt expense, being amortized                                           3,625         3,693         3,253
  Premium on reacquired debt, being amortized                            18,494        17,554        15,319
  Deferred coal contract costs                                           38,169        52,884        63,723
  Miscellaneous                                                          10,802         4,846         5,916
------------------------------------------------------------------------------------------------------------
    Total                                                               101,523       110,311        88,211
------------------------------------------------------------------------------------------------------------
Total Assets                                                     $    1,315,542    $1,307,809    $1,062,699
============================================================================================================


BALANCE SHEETS
Gulf Power Company

=======================================================================================================================
At December 31,                                                        1991            1990          1989        1988
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                              $      837,712    $  817,490    $  807,546  $  796,052
  Transmission                                                          143,275       136,813       133,926     113,177
  Distribution                                                          419,228       400,016       375,521     343,421
  General                                                               125,330       123,059       119,779     115,273
  Construction work in progress                                          13,684        16,868        10,166      29,572
-----------------------------------------------------------------------------------------------------------------------
    Total utility plant                                               1,539,229     1,494,246     1,446,938   1,397,495
Accumulated provision for depreciation                                  535,408       501,739       464,944     425,520
-----------------------------------------------------------------------------------------------------------------------
    Total                                                             1,003,821       992,507       981,994     971,975
Less property-related accumulated deferred income taxes                 197,138       192,749       186,084     178,657
-----------------------------------------------------------------------------------------------------------------------
    Total                                                               806,683       799,758       795,910     793,318
-----------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts              19,938             -             -           -
  Miscellaneous                                                           6,410         5,439         6,933       6,756
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                26,348         5,439         6,933       6,756
-----------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                              26,049        14,210        31,791      14,242
  Investment securities                                                       -             -             -           -
  Receivables, net                                                       49,006        61,427        58,959      59,451
  Fossil fuel stock, at average cost                                     52,106        50,469        37,526      55,286
  Materials and supplies, at average cost                                34,070        33,310        34,446      32,992
  Current portion of deferred coal contract costs                         4,626         6,212         5,534       6,194
  Regulatory clauses under recovery                                           -         7,008         4,503       1,218
  Prepayments                                                             1,410         2,168         2,490       3,577
  Vacation pay deferred                                                   3,776         3,631         3,425       3,340
-----------------------------------------------------------------------------------------------------------------------
    Total                                                               171,043       178,435       178,674     176,300
-----------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                    -             -             -           -
  Debt expense, being amortized                                           3,232         2,954         3,117       3,281
  Premium on reacquired debt, being amortized                             8,855         6,256         6,574       6,892
  Deferred coal contract costs                                           74,502        87,102        97,833     106,263
  Miscellaneous                                                           5,073         4,635         4,389       4,415
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                91,662       100,947       111,913     120,851
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                     $    1,095,736    $1,084,579    $1,093,430  $1,097,225
=======================================================================================================================

                                    II-179A


BALANCE SHEETS
Gulf Power Company

=======================================================================================================================
At December 31,                                                        1987            1986          1985        1984
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                              $      801,600    $  608,340    $  599,613  $  582,139
  Transmission                                                          106,352        99,507        98,683      96,686
  Distribution                                                          325,037       295,052       274,656     241,557
  General                                                               102,664        66,092        56,427      43,539
  Construction work in progress                                          10,113       188,966       148,969     130,027
-----------------------------------------------------------------------------------------------------------------------
    Total utility plant                                               1,345,766     1,257,957     1,178,348   1,093,948
Accumulated provision for depreciation                                  388,248       350,117       318,308     287,349
-----------------------------------------------------------------------------------------------------------------------
    Total                                                               957,518       907,840       860,040     806,599
Less property-related accumulated deferred income taxes                 166,707       152,589       135,388     112,684
-----------------------------------------------------------------------------------------------------------------------
    Total                                                               790,811       755,251       724,652     693,915
-----------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                   -             -             -           -
  Miscellaneous                                                           2,932         2,619           601       2,216
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                 2,932         2,619           601       2,216
-----------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                              40,226        37,332        23,265      33,296
  Investment securities                                                       -             -             -           -
  Receivables, net                                                       68,435        59,586        53,574      48,173
  Fossil fuel stock, at average cost                                     43,290        69,785        73,890      76,039
  Materials and supplies, at average cost                                28,828        26,024        20,577      20,298
  Current portion of deferred coal contract costs                         2,642             -             -           -
  Regulatory clauses under recovery                                           -             -             -           -
  Prepayments                                                               677           788           633         474
  Vacation pay deferred                                                   3,200         3,000         2,775       2,517
-----------------------------------------------------------------------------------------------------------------------
    Total                                                               187,298       196,515       174,714     180,797
-----------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                    -             -             -           -
  Debt expense, being amortized                                           3,203         2,736         2,768       2,636
  Premium on reacquired debt, being amortized                             7,210             -             -           -
  Deferred coal contract costs                                           55,889        60,663             -           -
  Miscellaneous                                                           3,839        11,080        18,900      13,360
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                70,141        74,479        21,668      15,996
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                     $    1,051,182    $1,028,864    $  921,635  $  892,924
=======================================================================================================================


                                    II-179B


BALANCE SHEETS
Gulf Power Company

============================================================================================================
At December 31,                                                        1994            1993          1992
------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                   $       38,060    $   38,060    $   38,060
  Paid-in capital                                                       218,380       218,282       218,271
  Premium on preferred stock                                                 81            81            88
  Earnings retained in the business                                     168,951       157,773       146,771
------------------------------------------------------------------------------------------------------------
    Total common equity                                                 425,472       414,196       403,190
  Preferred stock                                                        89,602        89,602        74,662
  Preferred stock subject to mandatory redemption                             -         1,000         2,000
  Long-term debt                                                        356,393       369,259       382,047
------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                       871,467       874,057       861,899
------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                 53,500         6,053        44,000
  Preferred stock due within one year                                     1,000         1,000         1,000
  Long-term debt due within one year                                     13,439        41,552        13,820
  Accounts payable                                                       23,656        38,699        33,461
  Customer deposits                                                      13,609        15,082        15,532
  Taxes accrued                                                          13,465        13,015        11,419
  Interest accrued                                                        6,106         5,420         6,370
  Regulatory clauses over recovery                                        3,960           840             -
  Vacation pay accrued                                                    4,172         4,022         3,779
  Miscellaneous                                                           7,828         8,527         3,950
------------------------------------------------------------------------------------------------------------
    Total                                                               140,735       134,210       133,331
------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                     151,681       151,743             -
  Deferred credits related to income taxes                               71,964        76,876             -
  Accumulated deferred investment tax credits                            38,391        40,770        43,117
  Miscellaneous                                                          41,304        30,153        24,352
------------------------------------------------------------------------------------------------------------
    Total                                                               303,340       299,542        67,469
------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                             $    1,315,542    $1,307,809    $1,062,699
============================================================================================================

                                     II-180


BALANCE SHEETS
Gulf Power Company

========================================================================================================================
At December 31,                                                        1991            1990          1989        1988
------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                   $       38,060    $   38,060    $   38,060  $   38,060
  Paid-in capital                                                       218,150       218,150       214,150     207,150
  Premium on preferred stock                                                399           399           399         399
  Earnings retained in the business                                     134,372       114,576       112,862     112,701
------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                 390,981       371,185       365,471     358,310
  Preferred stock                                                        55,162        55,162        55,162      55,162
  Preferred stock subject to mandatory redemption                         7,500         9,250        11,000      12,750
  Long-term debt                                                        434,648       475,284       484,608     497,069
------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                       888,291       910,881       916,241     923,291
------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                      -             -             -           -
  Preferred stock due within one year                                     1,000         1,750         1,750       1,250
  Long-term debt due within one year                                     59,111         9,452        12,588      15,005
  Accounts payable                                                       25,315        27,447        34,764      29,595
  Customer deposits                                                      15,513        15,551        15,752      15,316
  Taxes accrued                                                          19,274        19,610        12,388      10,683
  Interest accrued                                                        9,720        10,820        10,105      10,247
  Regulatory clauses over recovery                                        1,114             -             -           -
  Vacation pay accrued                                                    3,776         3,631         3,425       3,340
  Miscellaneous                                                           3,545        12,177         7,759       2,748
------------------------------------------------------------------------------------------------------------------------
    Total                                                               138,368       100,438        98,531      88,184
------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                       1,775         6,736        13,381      17,678
  Deferred credits related to income taxes                                    -             -             -           -
  Accumulated deferred investment tax credits                            45,446        47,776        50,109      52,451
  Miscellaneous                                                          21,856        18,748        15,168      15,621
------------------------------------------------------------------------------------------------------------------------
    Total                                                                69,077        73,260        78,658      85,750
------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                             $    1,095,736    $1,084,579    $1,093,430  $1,097,225
========================================================================================================================


                                    II-181A


BALANCE SHEETS
Gulf Power Company

========================================================================================================================
At December 31,                                                        1987            1986          1985        1984
------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                   $       38,060    $   38,060    $   38,060  $   38,060
  Paid-in capital                                                       182,150       182,150       182,150     176,150
  Premium on preferred stock                                                399           399           399         399
  Earnings retained in the business                                     102,403        94,386        81,065      66,381
------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                 323,012       314,995       301,674     280,990
  Preferred stock                                                        55,162        55,162        55,162      55,162
  Preferred stock subject to mandatory redemption                        14,000        16,500        18,250      19,000
  Long-term debt                                                        474,640       482,869       410,917     394,859
------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                       866,814       869,526       786,003     750,011
------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                      -             -             -           -
  Preferred stock due within one year                                     1,750         1,750           750         750
  Long-term debt due within one year                                     13,225         4,823         2,910       2,910
  Accounts payable                                                       34,500        24,014        23,565      21,809
  Customer deposits                                                      15,565        14,715        13,753      12,624
  Taxes accrued                                                           7,850        10,986        13,240      22,038
  Interest accrued                                                        9,584        11,024        11,783      11,707
  Regulatory clauses over recovery                                        9,330             -             -           -
  Vacation pay accrued                                                    3,200         3,000         2,775       2,517
  Miscellaneous                                                           2,144         3,869         4,966       4,474
------------------------------------------------------------------------------------------------------------------------
    Total                                                                97,148        74,181        73,742      78,829
------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                      22,992        23,550             -           -
  Deferred credits related to income taxes                                    -             -             -           -
  Accumulated deferred investment tax credits                            54,597        55,843        55,846      53,242
  Miscellaneous                                                           9,631         5,764         6,044      10,842
------------------------------------------------------------------------------------------------------------------------
    Total                                                                87,220        85,157        61,890      64,084
------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                             $    1,051,182    $1,028,864    $  921,635  $  892,924
========================================================================================================================

                                    II-181B

                        GULF POWER COMPANY


             OUTSTANDING SECURITIES AT DECEMBER 31, 1994

                       First Mortgage Bonds


           Amount           Interest     Amount
Series     Issued             Rate     Outstanding     Maturity
----------------------------------------------------------------
         (Thousands)                   (Thousands)
 1992    $  25,000           5-7/8%    $ 25,000        8/1/97
 1993       15,000           5.55%       15,000        4/1/98
 1993       30,000           5%          30,000        7/1/98
 1993       30,000           6-1/8%      30,000        7/1/03
 1978       25,000           9%           2,680        9/1/08
 1991       50,000           8-3/4%      50,000        12/1/21
         ---------                     --------
         $ 175,000                     $152,680
         =========                     ========

                      Pollution Control Bonds


           Amount          Interest     Amount
Series     Issued            Rate     Outstanding     Maturity
----------------------------------------------------------------
         (Thousands)                   (Thousands)
 1976    $  12,500           6%        $ 12,200        10/1/06
 1987       32,000           8-1/4%      32,000        6/1/17
 1991       21,200           7-1/8%      21,200        4/1/21
 1992        8,930           6-3/4%       8,930        3/1/22
 1993       13,000           6.20%       13,000        4/1/23
 1993       32,550           5.80%       32,550        6/1/23
 1993        7,875           5.70%        7,875        11/1/23
 1994       22,000           6.30%       22,000        9/1/24
 1994       20,000         Variable      20,000        9/1/24
         ---------                     --------
         $ 170,055                     $169,755
         =========                     ========

                         Preferred Stock


            Shares         Dividend       Amount
Series   Outstanding         Rate      Outstanding
----------------------------------------------------------------
                                        (Thousands)
  1950      51,026           4.64%     $  5,102
  1960      50,000           5.16%        5,000
  1966      50,000           5.44%        5,000
  1969      50,000           7.52%        5,000
  1972      50,000           7.88%        5,000
  1980 (1)  10,000          11.36%        1,000
  1992     580,000           7%          14,500
  1992     600,000           7.30%       15,000
  1993     800,000           6.72%       20,000
  1993     600,000         Adjustable    15,000
         ---------                     --------
         2,841,026                     $ 90,602
         =========                     ========
(1)  The outstanding balance of $1 million was redeemed on February 1, 1995.

                 GULF POWER COMPANY

            SECURITIES RETIRED DURING 1994

                 First Mortgage Bonds

                    Principal             Interest
   Series             Amount                 Rate
-----------------------------------------------------
                   (Thousands)
   1964             $12,000                  4-5/8%
   1966              15,000                  6%
   1978               2,370                  9%
   1988              19,486                  9.20%
                    -------
                    $48,856
                    =======

                 Pollution Control Bonds

                    Principal             Interest
   Series             Amount                 Rate
  -----------------------------------------------------
                 (Thousands)
   1976             $   100                  6%
   1984              42,000                10-1/2%
                    -------
                    $42,100
                    =======

                   Preferred Stock

                   Principal             Dividend
  Series             Amount                 Rate
  -----------------------------------------------------
                (Thousands)
   1980             $ 1,000                11.36%

                           MISSISSIPPI POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Mississippi Power Company 1994 Annual Report

The management of Mississippi Power Company has prepared--and is responsible for--the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based upon a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting control maintains an appropriate cost/benefit relationship.

    The Company's system of internal accounting controls is evaluated on an ongoing basis by the internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

    The audit committee of the board of directors, composed of four directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

    In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Mississippi Power Company in conformity with generally accepted accounting principles.





/s/ David M. Ratcliffe
    David M. Ratcliffe
    President and Chief Executive Officer



/s/ Michael W. Southern
    Michael W. Southern
    Vice President, Secretary, Treasurer and
    Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mississippi Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (a Mississippi corporation and a wholly owned subsidiary of The Southern Company) as of December 31, 1994 and 1993, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements (pages II-194 through II-209) referred to above present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

    As explained in Notes 2 and 8 to the financial statements, effective January 1, 1993, Mississippi Power changed its methods of accounting for postretirement benefits other than pensions and for income taxes.




/S/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 15, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Mississippi Power Company 1994 Annual Report


RESULTS OF OPERATIONS

Earnings

Mississippi Power Company's net income after dividends on preferred stock for 1994 totaled $49.2 million, an increase of $6.7 million over the prior year. This improvement is attributable primarily to increased energy sales and rate increases. A retail rate increase under the Company's Performance Evaluation Plan (PEP) of $6.4 million annually became effective in July 1993. Under the Environmental Compliance Overview Plan (ECO Plan), retail rates increased by $7.6 million annually effective April 1994. Also, effective in April 1994 was a $3.6 million wholesale rate increase.

     A comparison of 1993 to 1992 reflects an increase in 1993 earnings of $5.6 million. As was the case in 1994, earnings in 1993 increased because of higher energy sales and retail rate increases.

Revenues

The following table summarizes the factors impacting operating revenues for the past three years:

================================================================
                                    Increase (Decrease)
                                      from Prior Year
                             -----------------------------------
                              1994           1993         1992
                             -----------------------------------
                                     (in thousands)
Retail --
  Change in
    base rates            $ 9,314*         $ 5,079*    $ 6,605
   Sales growth             9,560            5,606       7,181
   Weather                  1,752            4,735      (3,915)
   Fuel cost
    recovery
    and other               6,594           15,028      (2,743)
----------------------------------------------------------------
Total retail               27,220           30,448       7,128
----------------------------------------------------------------
Sales for resale --
  Non-affiliates            4,611            3,298       1,387
  Affiliates               (5,981)           5,464      (7,989)
----------------------------------------------------------------
Total sales for
  resale                   (1,370)           8,762      (6,602)
Other operating
  revenues                 (1,571)           1,226       1,535
----------------------------------------------------------------
Total operating
  revenues               $ 24,279         $ 40,436     $ 2,061
================================================================
Percent change                5.1%             9.3%        0.5%
----------------------------------------------------------------

*Includes the effect of the retail rate increases approved under the ECO Plan.

    Retail revenues of $395 million in 1994 increased 7.4 percent over the prior year, compared with increases of 9.0 percent and 2.2 percent in 1993 and 1992, respectively. The increase in retail revenues for 1994 was a result of growth in energy sales and customers and retail rate increases. Changes in base rates reflect rate changes made under PEP and the ECO Plan as approved by the Mississippi Public Service Commission (MPSC).

    Under the fuel cost recovery provision, recorded fuel revenues are equal to recorded fuel expenses, including the fuel component and the operation and maintenance component of purchased energy. Therefore, changes in recoverable fuel expenses are offset with corresponding changes in fuel revenues and have no effect on net income.

Mississippi Power Company 1994 Annual Report

    Included in sales for resale to non-affiliates are revenues from rural electric cooperative associations and municipalities located in southeastern Mississippi. Energy sales to these customers increased 7.8 percent in 1994 and
9.0 percent in 1993 with the related revenues rising 14.0 percent and 14.1 percent, respectively. The customer demand experienced by these utilities is determined by factors very similar to Mississippi Power's.

    Sales for resale to non-affiliated non-territorial utilities are primarily under long-term contracts consisting of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Under these long-term contracts, the capacity and energy components were:

=============================================================
                        1994            1993           1992
                     ----------------------------------------
                                    (in thousands)
Capacity             $ 1,965         $ 4,191        $ 3,573
Energy                 8,473          12,120         19,538
-------------------------------------------------------------
Total                $10,438         $16,311        $23,111
=============================================================

    Capacity revenues for Mississippi Power varied due to changes in the contracts and in the allocation of transmission capacity revenues throughout the Southern electric system. Most of the Company's capacity revenues are derived from transmission charges.

    Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have no material impact on earnings.

    Below is a breakdown of kilowatt-hour sales for 1994 and the percent change for the last three years:

==================================================================
                        Amount            Percent Change
    (millions of      --------       -----------------------------
   kilowatt-hours        1994         1994        1993      1992
                      --------       -----------------------------

Residential             1,922         (0.4)%       6.9 %    (1.5)%
Commercial              2,101          8.6         6.8       2.4
Industrial              3,847          6.2         2.5       7.3
Other                      38         (0.5)        0.3     (57.2)
                        -----
Total retail            7,908          5.1         4.7       2.9
Sales for
  resale --
     Non-affiliates     2,556          0.4        (5.3)     (0.7)
     Affiliates           174        (59.2)       52.2     (54.6)
                       ------
Total                  10,638          1.3%        3.3%     (1.5)%
==================================================================

    Total retail energy sales in 1994 increased, compared to the previous year, due primarily to the improvement in the economy. The most notable factor that increased commercial energy sales was the recent establishment of casinos within the Company's service area. It is expected that the establishment of new casinos should slow appreciably. However, growth in ancillary services (lodging, food, transportation, etc.) should continue. Also, energy demand is expected to grow as a result of a larger and more fully employed population. The improvement in the economy also carried over to the industrial sector. Retail energy sales in 1993 increased due to an improving economy and weather influences. Industrial sales increased in 1992 as a result of new contracts with two large industrial customers.

    In addition to the previously discussed long-term contracts, energy sales to non-affiliates include economy sales and amounts sold under short-term contracts. Sales for resale to non-affiliates are influenced by those utilities' own customer demand, plant availability, and the cost of their predominant fuels -- oil and natural gas.

Expenses

Total operating expenses for 1994 were higher than the previous year because of higher taxes and an increase in maintenance expenses and depreciation and amortization. Additionally, included in other operation expenses are increased costs associated with work force reduction programs. (See Note 2 to the financial statements for information on these programs.) Expenses in 1993 were higher than 1992 primarily because of higher production expenses stemming from

Mississippi Power Company 1994 Annual Report

increased demand, an increase in the federal income tax rate, and higher employee related costs.

    Fuel costs constitute the single largest expense for Mississippi Power. These costs decreased in 1994 due to a 5.5 percent decrease in generation, which reflects lower demand on the rest of the Southern electric system and, hence, the availability of lower cost generation from affiliates. Fuel expenses in 1993, compared to 1992, were higher because of increased generation reflecting higher demand.

    Purchased power consists primarily of energy purchases from the affiliates of the Southern electric system. Purchased power transactions (both sales and purchases) among Mississippi Power and its affiliates will vary from period to period depending on demand and the availability and variable production cost at each generating unit in the Southern electric system.

    The increase in depreciation and amortization is primarily the result of the commercial operation of a 75 megawatt combustion turbine unit in May 1994.

    Taxes other than income taxes increased in 1994 because of higher ad valorem taxes, which are property based, and municipal franchise taxes, which are revenue based.

    The change in income taxes for 1994 reflected the change in operating income. Income tax expense in 1993 increased because of the enactment of a higher corporate income tax rate retroactive to January 1, 1993, coupled with higher earnings.

Effects of Inflation

Mississippi Power is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in long-lived utility plant. Conventional accounting for historical costs does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to growth in energy sales to a less regulated, more competitive environment. Expenses are subject to constant review and cost control programs. Among the efforts to control costs are utilizing employees more effectively through a functionalization program for the Southern electric system, redesigning compensation and benefit packages, and re-engineering work processes. Mississippi Power is also maximizing the utility of invested capital and minimizing the need for capital by refinancing, decreasing the average fuel stockpile, raising generating plant availability and efficiency, and managing the construction budget. Operating revenues will be affected by any changes in rates under the PEP, the Company's performance based ratemaking plan. PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place.

    The ECO Plan, approved by the MPSC in 1992, provides for recovery of costs associated with environmental projects approved by the MPSC, most of which are required to comply with Clean Air Act Amendments of 1990 (Clean Air Act) regulations. The ECO Plan is operated independently of PEP. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

    The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that Mississippi Power has with its sales for resale customers. The FERC is currently reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively.

    Further discussion of PEP, the ECO Plan, and proceedings before the FERC is made in Note 3 to the financial statements herein.

Mississippi Power Company 1994 Annual Report

    Future earnings in the near term will depend upon growth in energy sales, which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in Mississippi Power's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Southern Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows Independent Power Producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This may enhance the incentive of IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess generation to other utilities. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. In order to address these initiatives, numerous questions must be resolved with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless Mississippi Power remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability.

    Mississippi Power is subject to the provisions of Financial Accounting Standards Board Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements under "Regulatory Assets and Liabilities," for additional information.


FINANCIAL CONDITION

Overview

The principal changes in Mississippi Power's financial condition during 1994 were gross property additions to utility plant of $104 million, including the commercial operation of a 75 megawatt capacity combustion turbine unit. Funding for gross property additions and other capital requirements came primarily from capital contributions from The Southern Company, the sale of first mortgage bonds, the issuance of long-term notes payable, earnings and other operating cash flows. The Statements of Cash Flows provide additional details.

Financing Activity

Mississippi Power continued to lower its financing costs in 1994 by issuing new debt securities and retiring high-cost issues. The Company sold $35 million of first mortgage bonds and issued $85 million in term notes. Retirements, including maturities during 1994, totaled some $42 million of such securities. (See the Statements of Cash Flows for further details.) Composite financing rates for the years 1992 through 1994 as of year-end were as follows:

===========================================================
                                 1994        1993     1992
                                ---------------------------
Composite interest rate on
  long-term debt                 6.44%      6.57%     6.91%

Composite preferred stock
  dividend rate                  6.58%      6.58%     7.29%

===========================================================

Capital Structure

At year-end 1994, the Company's ratio of common equity to total capitalization was 48.7 percent, compared to 49.8 percent in 1993 and 47.3 percent in 1992. The lower equity ratio in 1994 can be attributed primarily to additional long-term debt.

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $223 million ($78 million in 1995, $73 million in 1996, and $72 million in 1997). The major emphasis within the construction program will be on upgrading existing facilities. Also included in the estimates for property additions for

Mississippi Power Company 1994 Annual Report

the three-year period is $2.9 million committed to meeting the requirements of Clean Air Act regulations. Revisions may be necessary because of factors such as revised load projections, the availability and cost of capital, and changes in environmental regulations.

Other Capital Requirements

In addition to the funds required for the Company's construction program, approximately $96 million will be required by the end of 1997 for present sinking fund requirements and maturities of long-term debt. Mississippi Power plans to continue, when economically feasible, to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on Mississippi Power and the other operating companies of The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance began in 1995 and affects eight generating plants -- some 10 thousand megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

    In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

    The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to take advantage of allowances as a compliance option.

    The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures were required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment will be installed on all fossil-fired units. Under this Phase I compliance approach, additional construction expenditures are estimated to total approximately $300 million through 1995 for The Southern Company, of which Mississippi Power's portion is approximately $65 million.

    For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, current compliance strategy for The Southern Company could require total construction expenditures of approximately $150 million, of which Mississippi Power's portion is approximately $5 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

    An average increase of up to 2 percent in revenue requirements from customers could be necessary to fully recover the Company's cost of compliance for both Phase I and II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

    Mississippi Power's ECO Plan is designed to allow recovery of costs of compliance with the Clean Air Act, as well as other environmental statutes and regulations. The MPSC reviews environmental projects and the Company's environmental policy through the ECO Plan. Under the ECO Plan, any increase in

Mississippi Power Company 1994 Annual Report

the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. Mississippi Power's management believes that the ECO Plan provides for recovery of the Clean Air Act costs.

    Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study by November 1995. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standard could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

    The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provisions of the Clean Air Act. The EPA issued proposed rules in November 1994 and is required to take final action on this issue in 1996. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

    In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

    In 1995, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

    In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. Upon identifying potential sites, the Company conducts studies, when possible, to determine the extent of any required cleanup costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to the Company's ownership is under investigation for potential remediation, but no prediction can presently be made regarding the extent, if any, of contamination or possible cleanup. Results of this investigation are expected to be available in early 1995. If this site were required to be remediated, industry studies show the Company could incur cleanup costs ranging from $1.5 million to $10 million before giving consideration to possible recovery of clean-up costs from other parties. Accordingly, no accrual has been made for remediation in the accompanying financial statements.

    Several major pieces of environmental legislation are in the process of being reauthorized or amended by Congress. These include: the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

    Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential for lawsuits alleging damages caused by electromagnetic fields exists.

Mississippi Power Company 1994 Annual Report

Sources of Capital

At December 31, 1994, the Company had $70 million of committed credit in revolving credit agreements and also had $27 million of committed short-term credit lines. The Company had no short-term notes payable outstanding at year end 1994.

    It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds, pollution control obligations, and preferred stock, and the receipt of additional capital contributions from The Southern Company. Mississippi Power is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high enough to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

STATEMENTS OF INCOME
For the Years Ended December 31, 1994, 1993, and 1992
Mississippi Power Company 1994 Annual Report


==========================================================================================
                                                           1994          1993         1992
------------------------------------------------------------------------------------------
                                                               (in thousands)
Operating Revenues (Notes 1 and 3):
Revenues                                            $   489,624   $   459,364   $  424,392
Revenues from affiliates                                  9,538        15,519       10,055
------------------------------------------------------------------------------------------
Total operating revenues                                499,162       474,883      434,447
------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                  102,216       113,986       96,743
  Purchased power from non-affiliates                     2,711         2,198        1,337
  Purchased power from affiliates                        68,543        58,019       60,689
  Other                                                  97,988       100,381       90,392
Maintenance                                              45,785        44,001       43,165
Depreciation and amortization                            35,716        33,099       32,789
Taxes other than income taxes                            41,742        37,145       34,664
Federal and state income taxes (Note 8)                  31,386        22,668       16,378
------------------------------------------------------------------------------------------
Total operating expenses                                426,087       411,497      376,157
------------------------------------------------------------------------------------------
Operating Income                                         73,075        63,386       58,290
Other Income (Expense):
Allowance for equity funds used during construction       1,099         1,010          642
Interest income                                              87           517          766
Other, net                                                2,033         3,971        5,501
Income taxes applicable to other income                    (227)       (1,158)      (1,427)
------------------------------------------------------------------------------------------
Income Before Interest Charges                           76,067        67,726       63,772
------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                               19,725        17,688       22,357
Allowance for debt funds used during construction        (1,039)         (788)        (563)
Interest on notes payable                                 1,442         1,000          362
Amortization of debt discount, premium, and expense       1,479         1,262          630
Other interest charges                                      404           728          339
------------------------------------------------------------------------------------------
Net interest charges                                     22,011        19,890       23,125
------------------------------------------------------------------------------------------
Net Income                                               54,056        47,836       40,647
Dividends on Preferred Stock                              4,899         5,400        3,857
------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock       $    49,157   $    42,436   $   36,790
==========================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
For the Years ended December 31, 1994, 1993, and 1992
Mississippi Power Company 1994 Annual Report


==========================================================================================
                                                           1994         1993         1992
------------------------------------------------------------------------------------------
                                                                    (in thousands)
Operating Activities:
Net income                                           $   54,056   $   47,836   $   40,647
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                        47,827       45,660       41,472
    Deferred income taxes                                 1,563        5,039       (5,473)
    Allowance for equity funds used during construction  (1,099)      (1,010)        (642)
    Other, net                                            5,230        3,005        7,904
    Changes in certain current assets and liabilities --
      Receivables, net                                    3,066       (4,347)       1,002
      Inventories                                        (9,856)      11,119          975
      Payables                                           (8,754)       4,133          460
      Other                                               3,334       (8,033)       6,095
------------------------------------------------------------------------------------------
Net cash provided from operating activities              95,367      103,402       92,440
------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                               (104,014)    (139,976)     (68,189)
Other                                                   (14,087)       7,562        4,235
------------------------------------------------------------------------------------------
Net cash used for investing activities                 (118,101)    (132,414)     (63,954)
------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
  Capital contributions                                  25,000       30,036           26
  Preferred stock                                             -       23,404       35,000
  First mortgage bonds                                   35,000       70,000       40,000
  Pollution control bonds                                     -       38,875       23,300
  Other long-term debt                                   85,310            -            -
Retirements:
  Preferred stock                                             -      (23,404)           -
  First mortgage bonds                                  (32,628)     (51,300)    (104,703)
  Pollution control bonds                                   (10)     (25,885)     (23,650)
  Other long-term debt                                   (9,299)      (8,170)      (6,212)
Notes payable, net                                      (40,000)       9,000       26,500
Payment of preferred stock dividends                     (4,899)      (5,400)      (3,857)
Payment of common stock dividends                       (34,100)     (29,000)     (28,000)
Miscellaneous                                            (1,201)      (5,683)      (7,821)
------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities   23,173       22,473      (49,417)
------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                     439       (6,539)     (20,931)
Cash and Cash Equivalents at Beginning of Year              878        7,417       28,348
------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year             $    1,317   $      878   $    7,417
==========================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
  Interest (net of amount capitalized)                  $19,196      $15,697      $22,941
  Income taxes                                           31,115       29,009       19,514
------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1994 and 1993
Mississippi Power Company 1994 Annual Report


============================================================================================
ASSETS                                                                   1994           1993
--------------------------------------------------------------------------------------------
                                                                             (in thousands)

Utility Plant:
Plant in service, at original cost (Notes 1 and 6)               $  1,385,032   $  1,238,847
Less accumulated provision for depreciation                           477,098        462,725
--------------------------------------------------------------------------------------------
                                                                      907,934        776,122
Construction work in progress                                          44,838        108,063
--------------------------------------------------------------------------------------------
Total                                                                 952,772        884,185
--------------------------------------------------------------------------------------------
Other Property and Investments                                          3,353         11,289
--------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                               1,317            878
Receivables-
  Customer accounts receivable                                         27,865         31,376
  Other accounts and notes receivable                                   6,599          5,581
  Affiliated companies                                                  6,058          6,698
  Accumulated provision for uncollectible accounts                       (670)          (737)
Fossil fuel stock, at average cost                                     16,885         11,185
Materials and supplies, at average cost                                25,301         21,145
Current portion of deferred fuel charges  (Note 5)                      1,068            440
Current portion of accumulated deferred income taxes (Note 8)           5,410          4,316
Prepaid federal income taxes                                            5,019          3,648
Prepayments                                                               760          1,007
Vacation pay deferred (Note 1)                                          4,588          4,797
--------------------------------------------------------------------------------------------
Total                                                                 100,200         90,334
--------------------------------------------------------------------------------------------
Deferred Charges:
Debt expense and loss, being amortized                                 10,929         11,666
Deferred fuel charges (Note 5)                                          9,000         17,520
Deferred charges related to income taxes (Note 8)                      25,036         25,267
Deferred early retirement program costs (Note 2)                       11,286              -
Miscellaneous                                                          11,135         10,073
--------------------------------------------------------------------------------------------
Total                                                                  67,386         64,526
--------------------------------------------------------------------------------------------
Total Assets                                                     $  1,123,711   $  1,050,334
============================================================================================
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1994 and 1993
Mississippi Power Company 1994 Annual Report


============================================================================================
CAPITALIZATION AND LIABILITIES                                           1994           1993
--------------------------------------------------------------------------------------------
                                                                            (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                              $    361,753   $    321,768
Preferred stock                                                        74,414         74,414
Long-term debt                                                        306,522        250,391
--------------------------------------------------------------------------------------------
Total                                                                 742,689        646,573
--------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 10)                           41,199         19,345
Notes payable (Note 5)                                                      -         40,000
Accounts payable-
  Affiliated companies                                                  3,337         10,197
  Other                                                                31,144         50,731
Customer deposits                                                       2,712          2,786
Taxes accrued-
  Federal and state income (Note 8)                                       433            186
Other                                                                  31,224         26,952
Interest accrued                                                        4,427          4,237
Miscellaneous                                                          14,613         14,120
--------------------------------------------------------------------------------------------
Total                                                                 129,089        168,554
--------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                            129,505        124,334
Accumulated deferred investment tax credits                            31,228         32,710
Deferred credits related to income taxes (Note 8)                      45,832         48,228
Accumulated provision for property damage (Note 1)                     10,905         10,538
Miscellaneous                                                          34,463         19,397
--------------------------------------------------------------------------------------------
Total                                                                 251,933        235,207
--------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 2, 3, 4, and 5)
Total Capitalization and Liabilities                             $  1,123,711   $  1,050,334
============================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CAPITALIZATION
At December 31, 1994 and 1993
Mississippi Power Company 1994 Annual Report


=========================================================================================================
                                                          1994         1993           1994        1993
---------------------------------------------------------------------------------------------------------
                                                            (in thousands)            (percent of total)
Common Stock Equity:
Common stock, without par value --
   Authorized -- 1,130,000 shares
   Outstanding -- 1,121,000 shares in
     1994 and 1993                                  $   37,691  $    37,691
Paid-in capital                                        179,362      154,362
Premium on preferred stock                                 372          372
Retained earnings  (Note 11)                           144,328      129,343
---------------------------------------------------------------------------------------------------------
Total common stock equity                              361,753      321,768          48.7 %        49.8 %
---------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value --
   Authorized -- 1,244,139 shares
   Outstanding -- 744,139 shares in 1994
     and 1993
     4.40%                                               4,000        4,000
     4.60%                                               2,010        2,010
     4.72%                                               5,000        5,000
     6.32%                                              15,000       15,000
     6.65%                                               8,404        8,404
     7.00%                                               5,000        5,000
     7.25%                                              35,000       35,000
--------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $4,899,000)       74,414       74,414          10.0          11.5
--------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
   Maturity        Interest Rates
   --------        --------------
   June 1, 1994    4 5/8%                                    -       10,000
   July 1, 1995    4 3/4%                                    -       11,000
   August 1, 1996  6%                                        -       10,000
   March 1, 1998   5 3/8%                               35,000       35,000
   2000 to 2003    6 5/8% to 7 5/8%                     40,000       40,000
   March 1, 2004   6.60%                                35,000            -
   May 1, 2021     9 1/4%                               47,072       48,700
   June 1, 2023    7.45%                                35,000       35,000
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                             192,072      189,700
Pollution control obligations (Note 9)                  63,155       63,165
Other long-term debt (Note 9)                           95,689       19,678
Unamortized debt premium (discount), net                (3,195)      (2,807)
--------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
   requirement--$22,606,000)                           347,721      269,736
Less amount due within one year (Note 10)               41,199       19,345
--------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year    306,522      250,391         41.3          38.7
--------------------------------------------------------------------------------------------------------
Total Capitalization                                $  742,689  $   646,573        100.0%        100.0%
========================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1994, 1993, and 1992
Mississippi Power Company 1994 Annual Report


===========================================================================================
                                                           1994          1993         1992
 ------------------------------------------------------------------------------------------
                                                                    (in thousands)

Balance at Beginning of Period                      $   129,343   $   118,429   $  111,670
Net income after dividends on preferred stock            49,157        42,436       36,790
Cash dividends on common stock                          (34,100)      (29,000)     (28,000)
Preferred stock transactions and other, net                 (72)       (2,522)      (2,031)
-------------------------------------------------------------------------------------------
Balance at End of Period (Note 11)                  $   144,328   $   129,343   $  118,429
===========================================================================================

STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1994, 1993, and 1992
===========================================================================================
                                                           1994          1993         1992
-------------------------------------------------------------------------------------------
                                                                   (in thousands)

Balance at Beginning of Period                      $   154,362   $   124,326   $  124,300
Contributions to capital by parent company               25,000        30,036           26
-------------------------------------------------------------------------------------------
Balance at End of Period                            $   179,362   $   154,362   $  124,326
===========================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Mississippi Power Company 1994 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

Mississippi Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and The Southern Development and Investment Group
(SDIG). The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. SCS provides, at cost, specialized services to The Southern Company and to the subsidiary companies. Southern Communications, beginning in mid-1995, will provide digital wireless communications services--over the 800-megahertz frequency band--to The Southern Company's subsidiaries and also will market these services to the public within the Southeast. Southern Electric designs, builds, owns, and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. SDIG develops new business opportunities related to energy products and services.

    The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. Mississippi Power is also subject to regulation by the FERC and the Mississippi Public Service Commission (MPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective commissions.

    Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

Mississippi Power is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets as of December 31 relate to: (in thousands)

===============================================================
                                          1994            1993
                                       ------------------------
Deferred income taxes                  $25,036         $25,267
Vacation pay                             4,588           4,797
Work force reduction costs              11,286               -
Deferred fuel charges                   10,068          17,960
Premium on reacquired debt               9,571          10,563
Property damage reserve                (10,905)        (10,538)
Deferred income tax credits            (45,832)        (48,228)
Other, net                              (3,383)         (3,653)
---------------------------------------------------------------
Total                                  $   429         $(3,832)
===============================================================

    In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off the related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets to their fair value.

Revenues

Mississippi Power accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power. Retail rates also include provisions to adjust billings for fluctuations in costs for ad valorem taxes and certain qualifying environmental

Mississippi Power Company 1994 Annual Report

costs. Revenues are adjusted for differences between actual allowable amounts and the amounts included in rates.

    The Company has a diversified base of customers. No single customer or industry comprised 10 percent or more of revenues. In 1994, uncollectible accounts continued to average less than 1 percent of revenues.

Depreciation

Depreciation of the original cost of depreciable utility plant in service is provided by using composite straight-line rates which approximated 3.2 percent in 1994, 3.1 percent in 1993, and 3.3 percent in 1992. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired.

Income Taxes

Mississippi Power provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

     Effective January 1, 1993, Mississippi Power adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 8 to the financial statements for additional information about Statement No. 109.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used to capitalize the cost of funds devoted to construction were 6.9 percent in 1994, 6.8 percent in 1993, and 8.2 percent in 1992. AFUDC (net of income taxes), as a percent of net income after dividends on preferred stock, was 3.5 percent in 1994 and 1993 and 2.7 percent in 1992.

Utility Plant

Utility plant is stated at original cost. This cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense except for the maintenance of coal cars and a portion of the railway track maintenance, which are charged to fuel stock. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, all financial instruments of the Company for which the carrying amount does not approximate fair value, must be disclosed. At December 31, 1994, the fair value of long-term debt was $331 million and the carrying amount was $348 million. At December 31, 1993, the fair value of long-term debt was $278 million and the carrying amount was $270 million. The fair value for long-term debt was based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when used or installed.

Mississippi Power Company 1994 Annual Report

Vacation Pay

Mississippi Power's employees earn their vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the Company accrues a current liability for earned vacation pay and records a current asset representing the future recoverability of this cost. Such amounts were $4.6 million and $4.8 million at December 31, 1994 and 1993, respectively. In 1995, an estimated 78 percent of the 1994 deferred vacation cost will be expensed, and the balance will be charged to construction and other accounts.

Provision for Property Damage

Mississippi Power is self-insured for the cost of storm, fire and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by regulatory authorities, the Company provided for such costs by charges to income of $1.1 million in 1994 and $1.5 million in 1993 and 1992. The cost of repairing damage resulting from such events that individually exceed $50 thousand is charged to the accumulated provision to the extent it is available. As of December 31, 1994, the accumulated provision amounted to $10.9 million, the maximum allowed for 1994. Effective January 1995, regulatory treatment by the MPSC allows a maximum accumulated provision of $18 million.

2.  RETIREMENT BENEFITS:

Pension Plan

Mississippi Power has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

Mississippi Power also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Qualified trusts are funded to the extent required by the Company's regulatory commissions. Amounts funded are primarily invested in debt and equity securities.

     Effective January 1, 1993, Mississippi Power adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." The cost of postretirement benefits is reflected in rates on a current basis.

    Prior to 1993, Mississippi Power recognized these benefit costs on an accrual basis using the "aggregate cost" actuarial method, which spreads the expected cost of such benefits over the remaining periods of employees' service as a level percentage of payroll costs. The total cost of such benefits recognized by the Company was $3.6 million in 1992.

Funded Status and Cost of Benefits

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

Mississippi Power Company 1994 Annual Report

===============================================================
                                                 Pension
                                            -------------------
                                             1994         1993
                                            -------------------
                                              (in thousands)
Actuarial present value of
  benefit obligation:
    Vested benefits                       $80,603      $73,735
    Non-vested benefits                     2,966        3,245
 --------------------------------------------------------------
Accumulated benefit obligation             83,569       76,980
Additional amounts related to
  projected salary increases               27,292       24,434
---------------------------------------------------------------
Projected benefit obligation              110,861      101,414
Less:
  Fair value of plan assets               145,598      154,224
  Unrecognized net gain                   (37,485)     (49,239)
  Unrecognized prior service cost           3,109        3,590
  Unrecognized transition asset            (6,635)      (7,188)
---------------------------------------------------------------
Prepaid asset (accrued liability)
  recognized in the
  Balance Sheets                      $(6,274)    $   (27)
===============================================================

                                        Postretirement Medical
                                       ------------------------
                                          1994            1993
                                       ------------------------
                                             (in thousands)
Actuarial present value of
  benefit obligation:
    Retirees and dependents            $18,106         $10,408
    Employees eligible to retire           774           3,752
    Other employees                     19,124          19,389
---------------------------------------------------------------
Accumulated benefit obligation          38,004          33,549

Less:
    Fair value of plan assets            6,460           6,271
    Unrecognized net loss (gain)         2,301           3,500
    Unrecognized transition
     obligation                         15,319          16,540
---------------------------------------------------------------
Accrued liability recognized in
    the Balance Sheets                 $13,924         $ 7,238
===============================================================

                                       Postretirement Life
                                     ----------------------
                                       1994          1993
                                     ----------------------
                                          (in thousands)
Actuarial present value of
  benefit obligation:
    Retirees                         $4,727        $3,315
    Other employees                   3,727         4,596
-----------------------------------------------------------
Accumulated benefit obligation        8,454         7,911
Less:
    Fair value of plan assets           148            84
    Unrecognized net loss (gain)       (550)         (632)
    Unrecognized transition
      obligation                      3,349         3,606
-----------------------------------------------------------
Accrued liability recognized in
  the Balance Sheets                 $5,507        $4,853
===========================================================

    The weighted average rates assumed in the above actuarial calculations were:

==========================================================
                              1994        1993       1992
                              ----------------------------
Discount                       8.0%        7.5%       8.0%
Annual salary increase         5.5         5.0        6.0
Long-term return on
  plan assets                  8.5         8.5        8.5
----------------------------------------------------------

     An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 10.5 percent for 1994 decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated medical benefit obligation as of December 31, 1994, by $6.7 million and the aggregate of the service and interest cost components of the net retiree medical cost by $1.1 million.

Mississippi Power Company 1994 Annual Report

    Components of the plans' net cost are shown below:

================================================================
                                              Pension
                                  ------------------------------
                                   1994         1993       1992
                                  ------------------------------
                                            (in thousands)
Benefits earned during
  the year                      $ 3,780      $ 3,792    $ 3,595
Interest cost on
  projected benefit
  obligation                      7,503        7,296      6,886
Actual (return) loss on
  plan assets                     3,244      (20,017)    (5,812)
Net amortization and
  deferral                      (16,048)       8,741     (4,265)
----------------------------------------------------------------
Net pension cost (income)       $(1,521)     $  (188)   $   404
================================================================

     Of the above net pension amounts recorded, $(1.1) million in 1994, $(170) thousand in 1993, and $269 thousand in 1992, and were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                        Postretirement Medical
                                     ---------------------------
                                        1994               1993
                                     ---------------------------
                                             (in thousands)
Benefits earned during the year       $1,486             $1,149
Interest cost on accumulated
  benefit obligation                   2,666              2,187
Amortization of transition
  obligation over 20 years               864                871
Actual (return) loss on
  plan assets                            127               (808)
Net amortization and deferral           (562)               343
----------------------------------------------------------------
Net postretirement cost               $4,581             $3,742
================================================================

                                           Postretirement Life
                                          ---------------------
                                           1994           1993
                                          ---------------------
                                             (in thousands)
Benefits earned during the year          $  274         $  299
Interest cost on accumulated
  benefit obligation                        585            624
Amortization of transition
  obligation over 20 years                  179            180
Actual (return) loss on
  plan assets                                 5             (6)
Net amortization and deferral               (13)             -
---------------------------------------------------------------
Net postretirement cost                  $1,030         $1,097
===============================================================

     Of the above net postretirement medical and life insurance costs recorded, $4.4 million in 1994 and $3.9 million in 1993 was charged to operating expense and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

    During 1994, Mississippi Power and SCS instituted work force reduction programs. The costs of the SCS work force reduction program were apportioned among the various entities that form the Southern electric system, with the Company's portion amounting to $1.4 million. The Company instituted an early retirement incentive program in April 1994 and deferred the related costs of approximately $12.9 million. The Company received authority from the MPSC to defer these costs, as well as its portion of the costs of the SCS program, and to amortize over a period not to exceed 60 months, beginning no later than January 1995. During 1994, the Company expensed $3.0 million of the cost of these programs.

3.  LITIGATION AND REGULATORY MATTERS:

Retail Rate Adjustment Plans

    Mississippi Power's retail base rates are set under a Performance Evaluation Plan (PEP). The current version, PEP-2 was approved by the MPSC in January 1994. PEP-2 was designed with the MPSC objectives that the plan would reduce the impact of rate changes on the customer and provide incentives for Mississippi Power to keep customer prices low. PEP-2 includes a mechanism for sharing rate adjustments based on the Company's ability to maintain low rates for customers and on the Company's performance as measured by three indicators that emphasize price and service to the customer. PEP-2 provides for semiannual evaluations of Mississippi's performance-based return on investment. Any change in rates is limited to 2 percent of retail revenues per evaluation period. PEP-2 will remain in effect until the MPSC modifies or terminates the plan. During 1994, there was no increase under PEP-2.

Environmental Compliance Overview Plan

The MPSC approved Mississippi Power's ECO Plan in 1992. The plan establishes procedures to facilitate the MPSC's overview of the Company's environmental strategy and provides for recovery of costs associated with environmental projects approved by the MPSC. Under the ECO Plan any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. The ECO Plan has resulted in annual retail rate increases, the latest being a $7.6 million increase effective April 1994. On

Mississippi Power Company 1994 Annual Report


January 31, 1995, the Company filed the ECO Plan with the MPSC requesting an annual retail rate increase of $3.7 million, which included $1.6 million of 1994 carryover.

    Mississippi Power conducts studies, when possible, to determine the extent of any required clean-up costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. See "Environmental Matters" in the Management's Discussion and Analysis for information on a manufactured gas plant site.

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts, including the Company's Transmission Facilities Agreement (TFA) discussed in
Note 5 under "Lease Agreements." Any changes in the rate of return on common equity that may require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

    In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds began in October 1994 and is scheduled to continue until January 1996.

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings and refunds were ordered, the amount of refunds could range up to approximately $0.6 million at December 31, 1994. Although the final outcome of this matter cannot now be determined, in management's opinion, the final outcome will not result in changes that would have a material adverse effect on the Company's financial statements.

4.  CONSTRUCTION PROGRAM:

Mississippi Power is engaged in continuous construction programs, the costs of which are currently estimated to total some $78 million in 1995, $73 million in 1996, and $72 million in 1997. These estimates include AFUDC of $1.7 million in 1995, $2.2 million in 1996, and $1.5 million in 1997.

    The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. The Company does not have any new generating plants under construction. However, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

    See "Environmental Matters" in Management's Discussion and Analysis for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.  FINANCING AND COMMITMENTS:

Financing

Mississippi Power's construction program is expected to be financed from internal and other sources, such as the issuance of additional long-term debt and preferred stock and the receipt of capital contributions from The Southern Company.

    The amounts of first mortgage bonds and preferred stock which can be issued in the future will be contingent upon market conditions, adequate earnings levels, regulatory authorizations and other factors. See "Sources of Capital" in Management's Discussion and Analysis for information regarding the Company's coverage requirements.

    At December 31, 1994, Mississippi Power had unused committed credit agreements with banks for $27 million. Additionally, Mississippi Power had $70 million of unused committed credit agreements in the form of revolving credit

Mississippi Power Company 1994 Annual Report


agreements expiring at various dates during 1995 and in 1997. The agreements expiring December 31, 1997, for $40 million allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks. The Company had no short-term borrowings outstanding at year-end 1994.

Assets Subject to Lien

Mississippi Power's mortgage indenture dated as of September 1, 1941, as amended and supplemented, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all the Company's fixed property and franchises.

Lease Agreements

In 1984, Mississippi Power and Gulf States Utilities Company (Gulf States) entered into a forty-year transmission facilities agreement whereby Gulf States began paying a use fee to the Company covering all expenses relative to ownership and operation and maintenance of a 500 kV line, including amortization of its original $57 million cost. For the three years ended 1994 use fees collected under this agreement, net of related expenses, amounted to $3.9 million each year, and are included with other income, net, in the Statements of Income. For other information see Note 3 under "FERC Reviews Equity Returns."

    In 1989, Mississippi Power entered into a twenty-two year lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was also entered into for twenty-two years. Both of these leases, totaling 745 railcars, were for the transport of coal at Plant Daniel. Gulf Power, as joint owner of Plant Daniel, is responsible for one half of the lease cost. The Company's share (50%) of the leases is charged to fuel inventory and allocated to fuel expense as the fuel is consumed. The lease cost charged to inventory was $1.2 million in each of the past three years. For the year 1995, the Company's annual lease payment will be $2.6 million, of which $1.2 million was charged to inventory in 1994. Lease payments will be approximately $1.7 million per year for the years 1996 through 1999. Lease payments after 1999 total approximately $26.1 million. The Company has the option to purchase the 745 railcars at the greater of the termination value or the fair market value, or to renew the leases at the end of the lease term.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, Mississippi Power has entered into various long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum production levels, and other financial commitments. Total estimated obligations were approximately $393 million at December 31, 1994. Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

    In order to take advantage of lower cost coal supplies, agreements were reached in 1986 to terminate two contracts for the supply of coal to Plant Daniel, which is jointly owned by Mississippi Power and Gulf Power, an operating affiliate. The Company's portion of this payment was about $60 million. In accordance with the ratemaking treatment, the cost to terminate the contracts is being amortized through 1995 to match costs with savings achieved. The remaining unamortized amount of Mississippi Power's share of principal payments to the suppliers totaled $10.1 million at December 31, 1994.

6.  JOINT OWNERSHIP AGREEMENTS:

Mississippi Power and Alabama Power own as tenants in common Greene County Electric Generating Plant (coal) located in Alabama; and Mississippi Power and Gulf Power own as tenants in common Daniel Electric Generating Plant (coal) located in Mississippi. At December 31, 1994, Mississippi Power's percentage ownership and investment in these jointly owned facilities were as follows:

==========================================================================
                                            Company's
Generating        Total      Percent         Gross         Accumulated
  Plant          Capacity   Ownership      Investment      Depreciation
----------      ---------   ---------      -----------     -------------
                 (Megawatts)                    (in thousands)
Greene
  County           500         40%        $ 57,567           $29,742

Daniel           1,000         50%         219,870            90,908
--------------------------------------------------------------------------

Mississippi Power Company 1994 Annual Report

    Mississippi Power's share of plant operating expenses is included in the corresponding operating expenses in the Statements of Income.

7.  LONG-TERM POWER SALES AGREEMENTS:

General

Mississippi Power and the other operating affiliates of The Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside of the system's service area. The agreements for non-firm capacity expired in 1994. Some of these agreements (unit power sales) are firm commitments and pertain to capacity related to specific generating units. Mississippi Power's participation in firm production capacity unit power sales ended in 1989. However, the Company continues to participate in transmission and energy sales under the unit power sales agreements. Because the energy is generally sold at variable costs under these agreements, only revenues from capacity sales affect profitability. Off-system capacity revenues for the Company have been as follows:

============================================================
                                  Other
Year         Unit Power         Long-Term             Total
------------------------------------------------------------
                            (in thousands)
1994         $  660             $1,305               $1,965
1993          1,571              2,620                4,191
1992          2,168              1,405                3,573
------------------------------------------------------------

     In 1994, long-term non-firm power of 200 megawatts was sold by the Southern electric system to Florida Power Corporation until the contract expired at year-end.

8.  INCOME TAXES:

Effective January 1, 1993, Mississippi Power adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1994, the tax-related regulatory assets to be recovered from customers were $25 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. At December 31, 1994, the tax-related regulatory liabilities to be refunded to customers were $46 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and unamortized investment tax credits.

    Details of the federal and state income tax provisions are shown below:

==================================================================
                                      1994        1993       1992
                                    ------------------------------
                                           (in thousands)
Total provision for
  income taxes
Federal --
  Currently  payable               $26,072     $15,842    $20,286
  Deferred  --current year           6,313       5,158     (1,578)
            --reversal of
              prior years           (5,161)       (820)    (3,931)
------------------------------------------------------------------
                                    27,224      20,180     14,777
------------------------------------------------------------------
State --
  Currently payable                  3,978       2,945      2,992
  Deferred  --current                1,669       1,339        218
            --reversal of
              prior years           (1,258)       (638)      (182)
------------------------------------------------------------------
                                     4,389       3,646      3,028
------------------------------------------------------------------
Total                               31,613      23,826     17,805
Less income taxes charged
  to other income                      227       1,158      1,427
------------------------------------------------------------------
Federal and state
  income taxes charged
  to operations                    $31,386     $22,668    $16,378
==================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax

Mississippi Power Company 1994 Annual Report


bases, which give rise to deferred tax assets and liabilities are as follows:

===============================================================
                                       1994               1993
                                      -------------------------
                                         (in thousands)
Deferred tax liabilities:
  Accelerated depreciation         $138,281           $130,299
  Basis differences                  11,645             11,332
  Coal contract buyouts               3,851              6,870
  Other                              17,908             18,719
---------------------------------------------------------------
Total                               171,685            167,220
---------------------------------------------------------------
Deferred tax assets:
  Other property
    basis differences               27,375             28,779
  Pension and
    other benefits                   5,386              4,625
  Property insurance                 4,171              4,031
  Unbilled fuel                      3,649              4,205
  Other                              7,009              5,562
--------------------------------------------------------------
Total                               47,590             47,202
--------------------------------------------------------------
Net deferred tax
  liabilities                      124,095            120,018
Portion included in
  current assets, net                5,410              4,316
--------------------------------------------------------------
Accumulated deferred
  income taxes in the
  Balance Sheets                  $129,505           $124,334
==============================================================

    In 1989, under order of the MPSC, Mississippi Power began amortizing deferred income taxes not covered by the Internal Revenue Service normalization requirements, that had been recorded at rates higher than those specified by the current statutory income tax rules. This amortization occurred over a 60-month period, the effect of which was a reduction of income tax expense of approximately $2.7 million per year. This tax rate differential has been fully amortized.

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $1.5 million in both 1994 and 1993 and $1.4 million in 1992. At December 31, 1994, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

=============================================================
                                   1994       1993      1992
                                 ----------------------------
Total effective tax rate             37%       33%        30%
State income tax, net of
  federal income tax benefit         (3)%      (3)        (3)
Tax rate differential                 1         4          6
Other                                 -         1          1
-------------------------------------------------------------
Statutory federal tax rate           35%       35%        34%
=============================================================

    Mississippi Power and its affiliates file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

9.  OTHER LONG-TERM DEBT:

Details of other long-term debt are as follows:

==============================================================

                                               December 31,
                                             1994        1993
                                           -------------------
                                              (in thousands)
Obligations incurred in
 connection with the sale by
 public authorities of
 tax-exempt pollution control
 revenue bonds:
  5.80% due 2007                           $  980      $  990
  Variable rate due 2020                    6,550       6,550
  Variable rate due 2022                   16,750      16,750
  6.20% due 2023                           13,000      13,000
  5.65% due 2023                           25,875      25,875
--------------------------------------------------------------
                                           63,155      63,165
--------------------------------------------------------------
Notes payable:
  8.25% due 1994-1995                          -       17,520
  7.50% due 1994-1995                      1,689        2,158
  5.39% to 5.72% due 1995                  9,000            -
  4.15% to 5.89% due 1995-1996            50,000            -
  6.0375% due 1996                        35,000            -
--------------------------------------------------------------
                                          95,689       19,678
--------------------------------------------------------------
Total                                   $158,844      $82,843
==============================================================

     Pollution control obligations represent installment or lease purchases of pollution control facilities financed by application of funds derived from sales by public authorities of tax-exempt revenue bonds. Mississippi Power has authenticated and delivered to the Trustee a like principal amount of first

Mississippi Power Company 1994 Annual Report

mortgage bonds as security for obligations under collateralized installment agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under these agreements. The 5.8% Series of pollution control obligations has a cash sinking fund requirement of $10 thousand annually through 1997 and $20 thousand annually in 1998 and 1999.

10. LONG-TERM DEBT DUE WITHIN ONE YEAR:

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

===============================================================
                                              1994        1993
                                            -------------------
                                               (in thousands)
Bond improvement
  fund requirements                        $ 1,931     $ 1,902

Less:
  Portion to be satisfied by
  certifying property additions              1,431       1,402
---------------------------------------------------------------
Cash improvement fund
  requirements                                 500         500
First mortgage bond maturities
  and redemptions                                -      10,000
Pollution control bond cash
  sinking fund requirements (Note 9)            10          10
Current portion of notes
  payable (Note 9)                          40,689       8,835
---------------------------------------------------------------
Total                                      $41,199     $19,345
===============================================================

    The first mortgage bond improvement fund requirement is one percent of each outstanding series authenticated under the indenture of Mississippi Power prior to January 1 of each year, other than first mortgage bonds issued as collateral security for certain pollution control obligations. The requirement must be satisfied by June 1 of each year by depositing cash or reacquiring bonds, or by pledging additional property equal to 166-2/3 percent of such requirement.

11. COMMON STOCK DIVIDEND RESTRICTIONS:

Mississippi Power's first mortgage bond indenture and the corporate charter contain various common stock dividend restrictions. At December 31, 1994, $94 million of retained earnings was restricted against the payment of cash dividends on common stock under the most restrictive terms of the mortgage indenture or corporate charter.

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1994 and 1993 are as follows:

===================================================================
                                                  Net Income
                                                After Dividends
Quarter            Operating      Operating           On
Ended              Revenues       Income        Preferred Stock
-------            ------------------------------------------------

March 1994         $114,134        $12,910         $ 8,266
June 1994           131,792         19,891          13,744
September 1994      142,340         26,212          21,357
December 1994       110,896         14,062           5,790

March 1993         $101,552        $ 9,529         $ 4,424
June 1993           117,764         18,147          11,852
September 1993      148,102         22,377          16,560
December 1993       107,465         13,333           9,600

    Mississippi Power's business is influenced by seasonal weather conditions and the timing of rate changes.

SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1994 Annual Report


================================================================================================
                                                                    1994        1993        1992
------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                               $499,162    $474,883    $434,447
Net Income after Dividends
  on Preferred Stock (in thousands)                              $49,157     $42,436     $36,790
Cash Dividends on Common Stock (in thousands)                    $34,100     $29,000     $28,000
Return on Average Common Equity (percent)                          14.38       14.09       13.27
Total Assets (in thousands)                                   $1,123,711  $1,050,334    $791,283
Gross Property Additions (in thousands)                         $104,014    $139,976     $68,189
------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                             $361,753    $321,768    $280,640
Preferred stock                                                   74,414      74,414      74,414
Preferred stock subject to mandatory redemption                        -           -           -
Long-term debt                                                   306,522     250,391     238,650
------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                   $742,689    $646,573    $593,704
================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                 48.7        49.8        47.3
Preferred stock                                                     10.0        11.5        12.5
Long-term debt                                                      41.3        38.7        40.2
------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      100.0       100.0       100.0
================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                            35,000      70,000      40,000
Retired                                                           32,628      51,300     104,703
Preferred Stock (in thousands):
Issued                                                                 -      23,404      35,000
Retired                                                                -      23,404           -
------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            Aa3          A1          A1
  Standard and Poor's                                                 A+          A+          A+
  Duff & Phelps                                                       A+          A+          A+
Preferred Stock -
  Moody's                                                             a1          a1          a1
  Standard and Poor's                                                  A           A           A
  Duff & Phelps                                                        A           A           A
------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                      152,891     151,692     150,248
Commercial                                                        29,276      28,648      28,056
Industrial                                                           650         570         573
Other                                                                189         190         189
------------------------------------------------------------------------------------------------
Total                                                            183,006     181,100     179,066
================================================================================================
Employees (year-end)                                               1,535       1,586       1,619
------------------------------------------------------------------------------------------------

Mississippi Power Company 1994 Annual Report


================================================================================================
                                                                    1991        1990        1989
------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                               $432,386    $446,871    $442,650
Net Income after Dividends
  on Preferred Stock (in thousands)                              $22,627     $34,176     $38,576
Cash Dividends on Common Stock (in thousands)                    $28,500     $27,500     $27,000
Return on Average Common Equity (percent)                           8.17       12.36       14.43
Total Assets (in thousands)                                     $790,641    $800,026    $786,570
Gross Property Additions (in thousands)                          $53,675     $49,009     $43,916
------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                             $273,855    $279,833    $273,157
Preferred stock                                                   39,414      39,414      39,414
Preferred stock subject to mandatory redemption                        -       3,750       4,500
Long-term debt                                                   304,150     270,724     277,693
------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                   $617,419    $593,721    $594,764
================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                 44.4        47.1        45.9
Preferred stock                                                      6.4         7.3         7.4
Long-term debt                                                      49.2        45.6        46.7
------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      100.0       100.0       100.0
================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                            50,000           -           -
Retired                                                                -       4,000       3,823
Preferred Stock (in thousands):
Issued                                                                 -           -           -
Retired                                                            4,118         750         750
------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                             A1          A1          A1
  Standard and Poor's                                                 A+          A+          A+
  Duff & Phelps                                                       A+          A+          A+
Preferred Stock -
  Moody's                                                             a1          a1          a1
  Standard and Poor's                                                  A           A           A
  Duff & Phelps                                                        A           A           A
------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                      148,978     147,738     147,308
Commercial                                                        27,441      27,134      26,867
Industrial                                                           562         574         525
Other                                                                400         411         404
------------------------------------------------------------------------------------------------
Total                                                            177,381     175,857     175,104
================================================================================================
Employees (year-end)                                               1,630       1,842       1,750
------------------------------------------------------------------------------------------------





                                    II-211A

Mississippi Power Company 1994 Annual Report


================================================================================================
                                                                    1988        1987        1986
------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                               $437,939    $455,843    $476,265
Net Income after Dividends
  on Preferred Stock (in thousands)                              $36,081     $35,200     $33,814
Cash Dividends on Common Stock (in thousands)                    $27,600     $24,700     $23,700
Return on Average Common Equity (percent)                          14.03       14.68       15.28
Total Assets (in thousands)                                     $779,319    $764,068    $767,110
Gross Property Additions (in thousands)                          $54,550     $53,288     $62,488
------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                             $261,473    $252,992    $226,601
Preferred stock                                                   39,414      39,414      39,414
Preferred stock subject to mandatory redemption                    5,250       6,750       8,250
Long-term debt                                                   287,525     294,811     299,684
------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                   $593,662    $593,967    $573,949
================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                 44.1        42.6        39.5
Preferred stock                                                      7.5         7.8         8.3
Long-term debt                                                      48.4        49.6        52.2
------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      100.0       100.0       100.0
================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                 -           -      35,000
Retired                                                                -      29,701      29,250
Preferred Stock (in thousands):
Issued                                                                 -           -           -
Retired                                                            1,500       1,500       1,500
------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                             A1          A1          A1
  Standard and Poor's                                                 A+          A+          A+
  Duff & Phelps                                                        5           5           5
------------------------------------------------------------------------------------------------
Preferred Stock -
  Moody's                                                             a1          a1          a1
  Standard and Poor's                                                  A           A           A
  Duff & Phelps                                                        6           6           6
------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                      146,750     146,273     145,809
Commercial                                                        26,751      26,342      26,217
Industrial                                                           478         438         393
Other                                                                399         389         363
------------------------------------------------------------------------------------------------
Total                                                            174,378     173,442     172,782
================================================================================================
Employees (year-end)                                               1,831       1,898       1,882
------------------------------------------------------------------------------------------------




                                    II-211B

Mississippi Power Company 1994 Annual Report


====================================================================================
                                                                    1985        1984
------------------------------------------------------------------------------------
Operating Revenues (in thousands)                               $475,610    $442,507
Net Income after Dividends
  on Preferred Stock (in thousands)                              $33,330     $31,380
Cash Dividends on Common Stock (in thousands)                    $22,600     $21,000
Return on Average Common Equity (percent)                          15.83       15.74
Total Assets (in thousands)                                     $679,577    $660,530
Gross Property Additions (in thousands)                          $57,791     $37,290
------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                             $216,087    $205,018
Preferred stock                                                   39,414      39,414
Preferred stock subject to mandatory redemption                    9,750      10,500
Long-term debt                                                   261,594     267,051
------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                   $526,845    $521,983
====================================================================================
Capitalization Ratios (percent):
Common stock equity                                                 41.0        39.3
Preferred stock                                                      9.3         9.5
Long-term debt                                                      49.7        51.2
------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      100.0       100.0
====================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                 -           -
Retired                                                              250         250
Preferred Stock (in thousands):
Issued                                                                 -           -
Retired                                                            1,111         639
------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                             A1          A1
  Standard and Poor's                                                  A           A
  Duff & Phelps                                                        5           5
Preferred Stock -
  Moody's                                                             a1          a1
  Standard and Poor's                                                  A           A
  Duff & Phelps                                                        6           6
------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                      145,071     142,846
Commercial                                                        25,629      25,404
Industrial                                                           371         348
Other                                                                356         356
------------------------------------------------------------------------------------
Total                                                            171,427     168,954
====================================================================================
Employees (year-end)                                               1,801       1,669
------------------------------------------------------------------------------------




                                    II-211C

Mississippi Power Company 1994 Annual Report


================================================================================================
                                                                    1994        1993        1992
------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                     $124,257    $118,793    $109,781
Commercial                                                       124,716     115,152     107,131
Industrial                                                       142,268     130,198     117,010
Other                                                              3,882       3,760       3,533
------------------------------------------------------------------------------------------------
Total retail                                                     395,123     367,903     337,455
Sales for resale - non-affiliates                                 88,122      83,511      80,213
Sales for resale - affiliates                                      9,538      15,519      10,055
------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                         492,783     466,933     427,723
Other revenues                                                     6,379       7,950       6,724
------------------------------------------------------------------------------------------------
Total                                                           $499,162    $474,883    $434,447
================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    1,922,217   1,929,835   1,804,858
Commercial                                                     2,100,625   1,933,685   1,811,042
Industrial                                                     3,847,011   3,623,543   3,536,634
Other                                                             38,147      38,357      38,261
------------------------------------------------------------------------------------------------
Total retail                                                   7,908,000   7,525,420   7,190,795
Sales for resale - non-affiliates                              2,555,914   2,544,982   2,687,917
Sales for resale - affiliates                                    174,342     426,919     280,443
------------------------------------------------------------------------------------------------
Total                                                         10,638,256  10,497,321  10,159,155
================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                         6.46        6.16        6.08
Commercial                                                          5.94        5.96        5.92
Industrial                                                          3.70        3.59        3.31
Total retail                                                        5.00        4.89        4.69
Total sales                                                         4.63        4.45        4.21
Residential Average Annual Kilowatt-Hour Use Per Customer         12,611      12,780      12,066
Residential Average Annual Revenue Per Customer                  $815.21     $786.71     $733.90
Plant Nameplate Capacity Ratings (year-end) (megawatts)            2,086       2,011       2,011
Maximum Peak-Hour Demand (megawatts):
Winter                                                             1,636       1,401       1,386
Summer                                                             1,874       1,872       1,755
Annual Load Factor (percent)                                        63.4        60.0        60.8
Plant Availability - Fossil-Steam (percent)                         85.4        88.0        92.0
------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                56.0        63.5        60.4
Oil and gas                                                         10.2         7.6         5.8
Purchased power -
  From non-affiliates                                                1.2         1.3         1.2
  From affiliates                                                   32.6        27.6        32.6
------------------------------------------------------------------------------------------------
Total                                                              100.0       100.0       100.0
================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                               10,295      10,075       9,888
Cost of fuel per million BTU (cents)                              165.96      170.13      162.27
Average cost of fuel per net kilowatt-hour generated (cents)        1.71        1.71        1.60
------------------------------------------------------------------------------------------------

Mississippi Power Company 1994 Annual Report


================================================================================================
                                                                    1991        1990        1989
------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                     $103,820    $102,243    $100,068
Commercial                                                       103,666     103,352     103,403
Industrial                                                       116,972     123,754     128,983
Other                                                              5,869       6,078       5,992
------------------------------------------------------------------------------------------------
Total retail                                                     330,327     335,427     338,446
Sales for resale - non-affiliates                                 78,826      86,194      82,111
Sales for resale - affiliates                                     18,044      20,157      16,938
------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                         427,197     441,778     437,495
Other revenues                                                     5,189       5,093       5,155
------------------------------------------------------------------------------------------------
Total                                                           $432,386    $446,871    $442,650
================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    1,832,266   1,804,838   1,741,855
Commercial                                                     1,768,441   1,718,074   1,686,302
Industrial                                                     3,297,247   3,311,460   3,204,208
Other                                                             89,375      85,938      87,611
------------------------------------------------------------------------------------------------
Total retail                                                   6,987,329   6,920,310   6,719,976
Sales for resale - non-affiliates                              2,706,320   2,883,581   2,798,086
Sales for resale - affiliates                                    617,696     714,365     527,970
------------------------------------------------------------------------------------------------
Total                                                         10,311,345  10,518,256  10,046,032
================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                         5.67        5.66        5.74
Commercial                                                          5.86        6.02        6.13
Industrial                                                          3.55        3.74        4.03
Total retail                                                        4.73        4.85        5.04
Total sales                                                         4.14        4.20        4.35
Residential Average Annual Kilowatt-Hour Use Per Customer         12,338      12,228      11,842
Residential Average Annual Revenue Per Customer                  $699.11     $692.70     $680.32
Plant Nameplate Capacity Ratings (year-end) (megawatts)            2,011       1,998       1,998
Maximum Peak-Hour Demand (megawatts):
Winter                                                             1,267       1,201       1,556
Summer                                                             1,682       1,724       1,682
Annual Load Factor (percent)                                        61.5        59.0        58.8
Plant Availability - Fossil-Steam (percent)                         89.8        93.3        94.0
------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                64.1        62.6        63.4
Oil and gas                                                          8.1        14.0        13.5
Purchased power -
  From non-affiliates                                                0.7         0.8         0.5
  From affiliates                                                   27.1        22.6        22.6
------------------------------------------------------------------------------------------------
Total                                                              100.0       100.0       100.0
================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                               10,142      10,319      10,159
Cost of fuel per million BTU (cents)                              177.52      183.27      178.38
Average cost of fuel per net kilowatt-hour generated (cents)        1.80        1.89        1.81
------------------------------------------------------------------------------------------------




                                     II-213A

Mississippi Power Company 1994 Annual Report


================================================================================================
                                                                    1988        1987        1986
------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                      $96,711     $98,338    $101,984
Commercial                                                        98,772      98,669     100,521
Industrial                                                       123,038     129,004     134,501
Other                                                              5,874       5,723       5,882
------------------------------------------------------------------------------------------------
Total retail                                                     324,395     331,734     342,888
Sales for resale - non-affiliates                                 75,525      88,060     107,270
Sales for resale - affiliates                                     33,747      31,278      21,669
------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                         433,667     451,072     471,827
Other revenues                                                     4,272       4,771       4,438
------------------------------------------------------------------------------------------------
Total                                                           $437,939    $455,843    $476,265
================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    1,686,722   1,658,327   1,674,407
Commercial                                                     1,607,988   1,555,044   1,544,899
Industrial                                                     2,879,457   2,862,632   2,877,026
Other                                                             86,049      81,153      81,352
------------------------------------------------------------------------------------------------
Total retail                                                   6,260,216   6,157,156   6,177,684
Sales for resale - non-affiliates                              2,280,341   2,615,058   2,382,443
Sales for resale - affiliates                                  1,100,808     955,303     704,461
------------------------------------------------------------------------------------------------
Total                                                          9,641,365   9,727,517   9,264,588
================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                         5.73        5.93        6.09
Commercial                                                          6.14        6.35        6.51
Industrial                                                          4.27        4.51        4.68
Total retail                                                        5.18        5.39        5.55
Total sales                                                         4.50        4.64        5.09
Residential Average Annual Kilowatt-Hour Use Per Customer         11,499      11,356      11,498
Residential Average Annual Revenue Per Customer                  $659.30     $673.41     $700.32
Plant Nameplate Capacity Ratings (year-end) (megawatts)            1,966       1,966       1,966
Maximum Peak-Hour Demand (megawatts):
Winter                                                             1,284       1,224       1,208
Summer                                                             1,621       1,548       1,612
Annual Load Factor (percent)                                        57.6        59.0        56.8
Plant Availability - Fossil-Steam (percent)                         93.0        93.5        93.2
------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                86.3        79.4        74.1
Oil and gas                                                          4.8         5.3         5.1
Purchased power -
  From non-affiliates                                                0.4         0.3         2.0
  From affiliates                                                    8.5        15.0        18.8
------------------------------------------------------------------------------------------------
Total                                                              100.0       100.0       100.0
================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                               10,220      10,525      10,569
Cost of fuel per million BTU (cents)                              185.13      194.46      224.63
Average cost of fuel per net kilowatt-hour generated (cents)        1.89        2.05        2.37
------------------------------------------------------------------------------------------------




                                     II-213B

Mississippi Power Company 1994 Annual Report


====================================================================================
                                                                    1985        1984
------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                      $96,878     $92,955
Commercial                                                        96,883      91,500
Industrial                                                       129,495     128,951
Other                                                              5,884       5,704
------------------------------------------------------------------------------------
Total retail                                                     329,140     319,110
Sales for resale - non-affiliates                                115,757     106,691
Sales for resale - affiliates                                     27,277      13,226
------------------------------------------------------------------------------------
Total revenues from sales of electricity                         472,174     439,027
Other revenues                                                     3,436       3,480
------------------------------------------------------------------------------------
Total                                                           $475,610    $442,507
====================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    1,603,539   1,535,329
Commercial                                                     1,500,972   1,415,153
Industrial                                                     2,786,883   2,768,877
Other                                                             83,142      78,198
------------------------------------------------------------------------------------
Total retail                                                   5,974,536   5,797,557
Sales for resale - non-affiliates                              2,819,439   2,656,738
Sales for resale - affiliates                                    733,142     285,562
------------------------------------------------------------------------------------
Total                                                          9,527,117   8,739,857
====================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                         6.04        6.05
Commercial                                                          6.45        6.47
Industrial                                                          4.65        4.66
Total retail                                                        5.51        5.50
Total sales                                                         4.96        5.02
Residential Average Annual Kilowatt-Hour Use Per Customer         11,135      10,814
Residential Average Annual Revenue Per Customer                  $672.71     $654.74
Plant Nameplate Capacity Ratings (year-end) (megawatts)            1,966       1,966
Maximum Peak-Hour Demand (megawatts):
Winter                                                             1,310       1,210
Summer                                                             1,444       1,421
Annual Load Factor (percent)                                        61.0        59.8
Plant Availability - Fossil-Steam (percent)                         92.4        93.1
------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                74.1        67.5
Oil and gas                                                          2.8         2.5
Purchased power -
  From non-affiliates                                                0.4         0.2
  From affiliates                                                   22.7        29.8
------------------------------------------------------------------------------------
Total                                                              100.0       100.0
====================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                               10,396      10,385
Cost of fuel per million BTU (cents)                              235.24      236.45
Average cost of fuel per net kilowatt-hour generated (cents)        2.45        2.46
------------------------------------------------------------------------------------




                                     II-213C

STATEMENTS OF INCOME
Mississippi Power Company


========================================================================================================
For the Years Ended December 31,                                         1994     1993         1992
--------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                         $   489,624    $459,364      $424,392
 Revenues from affiliates                                               9,538      15,519        10,055
--------------------------------------------------------------------------------------------------------
Total operating revenues                                              499,162     474,883       434,447
--------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                                102,216     113,986        96,743
  Purchased power from non-affiliates                                   2,711       2,198         1,337
  Purchased power from affiliates                                      68,543      58,019        60,689
  Proceeds from settlement of disputed contracts                            -           -          (189)
  Other                                                                97,988     100,381        90,581
 Maintenance                                                           45,785      44,001        43,165
 Depreciation and amortization                                         35,716      33,099        32,789
 Taxes other than income taxes                                         41,742      37,145        34,664
 Federal and state income taxes                                        31,386      22,668        16,378
--------------------------------------------------------------------------------------------------------
Total operating expenses                                              426,087     411,497       376,157
--------------------------------------------------------------------------------------------------------
Operating Income                                                       73,075      63,386        58,290
Other Income (Expense):
 Allowance for equity funds used during construction                    1,099       1,010           642
 Interest income                                                           87         517           766
 Other, net                                                             2,033       3,971         5,501
 Income taxes applicable to other income                                 (227)     (1,158)       (1,427)
--------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                         76,067      67,726        63,772
--------------------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                            19,725      17,688        22,357
 Allowance for debt funds used during construction                     (1,039)       (788)         (563)
 Interest on notes payable                                              1,442       1,000           362
 Amortization of debt discount, premium, and expense, net               1,479       1,262           630
 Other interest charges                                                   404         728           339
--------------------------------------------------------------------------------------------------------
Net interest charges                                                   22,011      19,890        23,125
--------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                  54,056      47,836        40,647
--------------------------------------------------------------------------------------------------------
Discontinued Operations:
 Loss from operations of discontinued subsidiary, net of taxes              -           -             -
 Loss on disposal of discontinued subsidiary, net of taxes                  -           -             -
Net Loss From Discontinued Operations                                       -           -             -
--------------------------------------------------------------------------------------------------------
Net Income                                                             54,056      47,836        40,647
Dividends on Preferred Stock                                            4,899       5,400         3,857
--------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                     $    49,157    $ 42,436      $ 36,790
========================================================================================================

STATEMENTS OF INCOME
Mississippi Power Company


=====================================================================================================================
For the Years Ended December 31,                                       1991       1990          1989          1988
---------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                         $   414,342    $426,714      $425,712     $404,192
 Revenues from affiliates                                              18,044      20,157        16,938       33,747
---------------------------------------------------------------------------------------------------------------------
Total operating revenues                                              432,386     446,871       442,650      437,939
---------------------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                                120,485     138,303       133,671      165,912
  Purchased power from non-affiliates                                     851       1,406         1,266        1,257
  Purchased power from affiliates                                      45,506      49,547        47,066       19,270
  Proceeds from settlement of disputed contracts                       (4,205)          -             -            -
  Other                                                                86,932      83,730        84,820       83,542
 Maintenance                                                           44,166      33,368        35,658       33,412
 Depreciation and amortization                                         32,147      30,770        28,001       26,610
 Taxes other than income taxes                                         35,414      32,709        32,435       29,638
 Federal and state income taxes                                        13,976      17,144        18,387       20,313
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                              375,272     386,977       381,304      379,954
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                       57,114      59,894        61,346       57,985
Other Income (Expense):
 Allowance for equity funds used during construction                      728         307           903          850
 Interest income                                                        1,093         829         1,096        1,030
 Other, net                                                             3,845       6,297         6,013        6,399
 Income taxes applicable to other income                                 (863)     (1,666)       (1,392)      (1,148)
---------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                         61,917      65,661        67,966       65,116
---------------------------------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                            23,656      22,221        21,685       22,271
 Allowance for debt funds used during construction                       (584)       (600)         (821)        (595)
 Interest on notes payable                                                603       1,142           689          341
 Amortization of debt discount, premium, and expense, net                 377         359           362          363
 Other interest charges                                                   285         333           566          522
---------------------------------------------------------------------------------------------------------------------
Net interest charges                                                   24,337      23,455        22,481       22,902
---------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                  37,580      42,206        45,485       42,214
---------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
 Loss from operations of discontinued subsidiary, net of taxes         (6,404)     (4,669)       (3,459)      (2,549)
 Loss on disposal of discontinued subsidiary, net of taxes             (5,455)          -             -            -
Net Loss From Discontinued Operations                                 (11,859)     (4,669)       (3,459)      (2,549)
---------------------------------------------------------------------------------------------------------------------
Net Income                                                             25,721      37,537        42,026       39,665
Dividends on Preferred Stock                                            3,094       3,361         3,450        3,584
---------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                     $    22,627    $ 34,176      $ 38,576     $ 36,081
=====================================================================================================================





                                     II-215A

STATEMENTS OF INCOME
Mississippi Power Company

======================================================================================================================
For the Years Ended December 31,                                       1987         1986         1985          1984
----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
 Revenues                                                         $   424,565    $454,596      $448,333     $429,281
 Revenues from affiliates                                              31,278      21,669        27,277       13,226
----------------------------------------------------------------------------------------------------------------------
Total operating revenues                                              455,843     476,265       475,610      442,507
----------------------------------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                                167,165     183,515       188,477      158,793
  Purchased power from non-affiliates                                   1,108       4,671         1,807          836
  Purchased power from affiliates                                      36,114      46,322        56,522       70,202
  Proceeds from settlement of disputed contracts                            -           -             -            -
  Other                                                                81,331      70,009        58,528       53,447
 Maintenance                                                           33,974      31,368        39,509       31,826
 Depreciation and amortization                                         26,210      30,293        25,412       24,170
 Taxes other than income taxes                                         27,882      26,145        23,930       24,495
 Federal and state income taxes                                        23,888      30,881        29,142       26,525
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                              397,672     423,204       423,327      390,294
----------------------------------------------------------------------------------------------------------------------
Operating Income                                                       58,171      53,061        52,283       52,213
Other Income (Expense):
 Allowance for equity funds used during construction                      608       1,030           693          820
 Interest income                                                        1,121         864         1,326        1,325
 Other, net                                                             7,065       8,983         9,867        6,482
 Income taxes applicable to other income                               (2,507)     (3,517)       (3,880)      (2,555)
----------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                         64,458      60,421        60,289       58,285
----------------------------------------------------------------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                                            24,139      22,707        22,684       22,678
 Allowance for debt funds used during construction                       (652)       (770)         (434)      (1,800)
 Interest on notes payable                                                558         252             -        1,082
 Amortization of debt discount, premium, and expense, net                 388         245           146          148
 Other interest charges                                                   601         283           562          754
----------------------------------------------------------------------------------------------------------------------
Net interest charges                                                   25,034      22,717        22,958       22,862
----------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                  39,424      37,704        37,331       35,423
----------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
 Loss from operations of discontinued subsidiary, net of taxes           (487)          -             -            -
 Loss on disposal of discontinued subsidiary, net of taxes                  -           -             -            -
Net Loss From Discontinued Operations                                    (487)          -             -            -
----------------------------------------------------------------------------------------------------------------------
Net Income                                                             38,937      37,704        37,331       35,423
Dividends on Preferred Stock                                            3,737       3,890         4,001        4,043
----------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                     $    35,200    $ 33,814      $ 33,330     $ 31,380
======================================================================================================================




                                     II-215B

STATEMENTS OF CASH FLOWS
Mississippi Power Company


=======================================================================================================
For the Years Ended December 31,                                    1994           1993         1992
-------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                        $  54,056     $  47,836    $  40,647
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                      47,827        45,660       41,472
  Deferred income taxes, net                                          1,563         5,039       (5,473)
  Deferred investment tax credits, net                                    -             -            -
  Allowance for equity funds used during construction                (1,099)       (1,010)        (642)
  Non-cash proceeds from settlement of disputed contracts                 -             -         (189)
  Other, net                                                          5,230         3,005        8,093
  Changes in certain current assets and liabilities --
   Receivables, net                                                   3,066        (4,347)       1,002
   Inventories                                                       (9,856)       11,119          975
   Payables                                                          (8,754)        4,133          460
   Other                                                              3,334        (8,033)       6,095
-------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          95,367       103,402       92,440
-------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                           (104,014)     (139,976)     (68,189)
Other                                                               (14,087)        7,562        4,235
-------------------------------------------------------------------------------------------------------
Net cash used for investing activities                             (118,101)     (132,414)     (63,954)
-------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred stock                                                          -        23,404       35,000
 First mortgage bonds                                                35,000        70,000       40,000
 Pollution control bonds                                                  -        38,875       23,300
 Other long-term debt                                                85,310             -            -
 Capital contributions                                               25,000        30,036           26
Redemptions:
 Preferred stock                                                          -       (23,404)           -
 First mortgage bonds                                               (32,628)      (51,300)    (104,703)
 Pollution control bonds                                                (10)      (25,885)     (23,650)
 Other long-term debt                                                (9,299)       (8,170)      (6,212)
Notes payable, net                                                  (40,000)        9,000       26,500
Payment of preferred stock dividends                                 (4,899)       (5,400)      (3,857)
Payment of common stock dividends                                   (34,100)      (29,000)     (28,000)
Miscellaneous                                                        (1,201)       (5,683)      (7,821)
-------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities               23,173        22,473      (49,417)
-------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                 439        (6,539)     (20,931)
Cash and Cash Equivalents at Beginning of Year                          878         7,417       28,348
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                          $   1,317     $     878    $   7,417
=======================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Mississippi Power Company


==================================================================================================================
For the Years Ended December 31,                                    1991           1990         1989       1988
------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                         $ 25,721      $ 37,537     $ 42,026   $ 39,665
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                      41,773        41,079       35,878     34,440
  Deferred income taxes, net                                        (11,869)        2,756         (294)    (3,053)
  Deferred investment tax credits, net                                   (2)          (26)         (38)       571
  Allowance for equity funds used during construction                  (728)         (307)        (903)      (850)
  Non-cash proceeds from settlement of disputed contracts            (4,071)            -            -          -
  Other, net                                                         (4,982)        7,257        4,306      3,503
  Changes in certain current assets and liabilities --
   Receivables, net                                                  35,343        (6,252)     (18,506)       816
   Inventories                                                       10,518        (8,922)       3,687        283
   Payables                                                          (4,949)       (5,552)       1,307     (5,241)
   Other                                                             11,433        (1,461)       2,172     (2,294)
------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          98,187        66,109       69,635     67,840
------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (53,675)      (49,009)     (43,916)   (54,550)
Other                                                                 2,148         4,481        1,860      8,368
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (51,527)      (44,528)     (42,056)   (46,182)
------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred stock                                                          -             -            -          -
 First mortgage bonds                                                50,000             -            -          -
 Pollution control bonds                                                  -             -            -          -
 Other long-term debt                                                   844             -          844          -
 Capital contributions                                                    -             -            -          -
Redemptions:
 Preferred stock                                                     (4,118)         (750)        (750)    (1,500)
 First mortgage bonds                                                     -        (4,000)      (3,823)         -
 Pollution control bonds                                               (300)         (288)         (62)       (50)
 Other long-term debt                                                (8,958)       (6,416)      (5,919)    (5,401)
Notes payable, net                                                  (25,603)       17,146        6,457      6,500
Payment of preferred stock dividends                                 (3,094)       (3,361)      (3,450)    (3,584)
Payment of common stock dividends                                   (28,500)      (27,500)     (27,000)   (27,600)
Miscellaneous                                                          (839)            2            -          -
------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities              (20,568)      (25,167)     (33,703)   (31,635)
------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                              26,092        (3,586)      (6,124)    (9,977)
Cash and Cash Equivalents at Beginning of Year                        2,256         5,842       11,966     21,943
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $ 28,348      $  2,256     $  5,842   $ 11,966
==================================================================================================================
( ) Denotes use of cash.





                                     II-217A

STATEMENTS OF CASH FLOWS
Mississippi Power Company


==================================================================================================================
For the Years Ended December 31,                                    1987           1986         1985       1984
------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                    $      38,937   $    37,704   $   37,331  $  35,423
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                      33,971        33,432       28,229     26,487
  Deferred income taxes, net                                         10,035        41,059       11,246     10,156
  Deferred investment tax credits, net                                  896         2,442        1,749      6,336
  Allowance for equity funds used during construction                  (608)       (1,030)        (693)      (820)
  Non-cash proceeds from settlement of disputed contracts                 -             -            -          -
  Other, net                                                          1,965       (14,162)      (2,709)     3,802
  Changes in certain current assets and liabilities --
   Receivables, net                                                  12,000        (1,708)      (5,050)     8,734
   Inventories                                                       13,708        (8,499)      12,281    (23,307)
   Payables                                                           7,487       (14,502)       4,656     (5,506)
   Other                                                             (9,342)       11,546       (3,725)    (3,651)
------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                         109,049        86,282       83,315     57,654
------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (53,288)      (62,488)     (57,791)   (37,290)
Other                                                                (1,461)      (61,162)       3,825        388
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (54,749)     (123,650)     (53,966)   (36,902)
------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
 Preferred stock                                                          -             -            -          -
 First mortgage bonds                                                     -        35,000            -          -
 Pollution control bonds                                                  -             -            -          -
 Other long-term debt                                                   130        60,663        1,000          -
 Capital contributions                                               16,000           400          400      1,000
Redemptions:
 Preferred stock                                                     (1,500)       (1,500)      (1,111)      (639)
 First mortgage bonds                                               (29,701)      (29,250)        (250)      (250)
 Pollution control bonds                                                (50)          (50)         (50)       (50)
 Other long-term debt                                                (4,974)         (200)           -          -
Notes payable, net                                                        -             -            -          -
Payment of preferred stock dividends                                 (3,737)       (3,890)      (4,001)    (4,043)
Payment of common stock dividends                                   (24,700)      (23,700)     (22,600)   (21,000)
Miscellaneous                                                        (2,696)       (2,929)         (18)         -
------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities              (51,228)       34,544      (26,630)   (24,982)
------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                               3,072        (2,824)       2,719     (4,230)
Cash and Cash Equivalents at Beginning of Year                       18,871        21,695       18,976     23,206
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                      $      21,943   $    18,871   $   21,695  $  18,976
==================================================================================================================
( ) Denotes use of cash.





                                     II-217B

BALANCE SHEETS
Mississippi Power Company


=========================================================================================================
At December 31,                                                     1994             1993          1992
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                               $  705,043     $  597,425    $  576,848
  Transmission                                                       202,503        188,375       173,278
  Distribution                                                       313,345        295,799       279,335
  General                                                            164,141        157,248       151,044
  Construction work in progress                                       44,838        108,063        41,692
---------------------------------------------------------------------------------------------------------
    Total utility plant                                            1,429,870      1,346,910     1,222,197
Accumulated provision for depreciation                               477,098        462,725       440,777
---------------------------------------------------------------------------------------------------------
    Total                                                            952,772        884,185       781,420
---------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                    -              -       142,338
---------------------------------------------------------------------------------------------------------
    Total                                                            952,772        884,185       639,082
---------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                -              -             -
  Miscellaneous                                                        3,353         11,289         4,539
---------------------------------------------------------------------------------------------------------
    Total                                                              3,353         11,289         4,539
---------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                            1,317            878         7,417
  Investment securities                                                    -              -         3,622
  Receivables, net                                                    25,424         28,021        20,219
  Accrued utility revenues                                            14,428         14,897        14,898
  Fossil fuel stock, at average cost                                  16,885         11,185        21,341
  Materials and supplies, at average cost                             25,301         21,145        22,108
  Current portion of deferred fuel commitments                         1,068            440         1,861
  Prepayments                                                         11,189          8,971         5,869
  Vacation pay deferred                                                4,588          4,797         4,651
---------------------------------------------------------------------------------------------------------
    Total                                                            100,200         90,334       101,986
---------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                        1,358          1,103           804
  Premium on reacquired debt, being amortized                          9,571         10,563        10,102
  Deferred fuel commitments                                            9,000         17,520        25,255
  Deferred charges related to income taxes                            25,036         25,267             -
  Miscellaneous                                                       22,421         10,073         9,515
---------------------------------------------------------------------------------------------------------
    Total                                                             67,386         64,526        45,676
---------------------------------------------------------------------------------------------------------
Total Assets                                                      $1,123,711     $1,050,334    $  791,283
=========================================================================================================

BALANCE SHEETS
Mississippi Power Company


======================================================================================================================
At December 31,                                                     1991             1990          1989         1988
----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                               $  567,588     $  560,537    $  547,946   $  529,742
  Transmission                                                       162,379        151,949       147,288      134,674
  Distribution                                                       259,929        247,705       229,238      221,327
  General                                                            141,564        136,815       133,361      137,333
  Construction work in progress                                       33,078         26,816        27,057       35,204
----------------------------------------------------------------------------------------------------------------------
    Total utility plant                                            1,164,538      1,123,822     1,084,890    1,058,280
Accumulated provision for depreciation                               415,135        392,440       366,193      348,085
----------------------------------------------------------------------------------------------------------------------
    Total                                                            749,403        731,382       718,697      710,195
----------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes              138,616        139,970       138,071      134,220
----------------------------------------------------------------------------------------------------------------------
    Total                                                            610,787        591,412       580,626      575,975
----------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts            4,113              -             -            -
  Miscellaneous                                                        3,954          8,631         7,792        8,153
----------------------------------------------------------------------------------------------------------------------
    Total                                                              8,067          8,631         7,792        8,153
----------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                           28,348          2,256         5,842       11,966
  Investment securities                                                    -              -             -            -
  Receivables, net                                                    27,152         67,734        58,425       43,246
  Accrued utility revenues                                            12,420         10,797        13,854       10,527
  Fossil fuel stock, at average cost                                  22,373         29,812        24,788       26,587
  Materials and supplies, at average cost                             22,051         25,130        21,232       23,120
  Current portion of deferred fuel commitments                           933          1,430         3,017            -
  Prepayments                                                          6,137         11,392        12,512       12,341
  Vacation pay deferred                                                4,406          3,955         3,910        3,815
----------------------------------------------------------------------------------------------------------------------
    Total                                                            123,820        152,506       143,580      131,602
----------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                          981            824           886          949
  Premium on reacquired debt, being amortized                          4,676          4,919         5,161        5,404
  Deferred fuel commitments                                           31,039         39,020        45,103       50,714
  Deferred charges related to income taxes                                 -              -             -            -
  Miscellaneous                                                       11,271          2,714         3,422        6,522
----------------------------------------------------------------------------------------------------------------------
    Total                                                             47,967         47,477        54,572       63,589
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                      $  790,641     $  800,026    $  786,570   $  779,319
======================================================================================================================



                                     II-219A

BALANCE SHEETS
Mississippi Power Company


======================================================================================================================

At December 31,                                                     1987             1986          1985         1984
----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                               $  524,198     $  509,128    $  485,665   $  477,618
  Transmission                                                       130,963        125,304       121,405      118,552
  Distribution                                                       207,810        195,042       183,003      169,545
  General                                                            127,690        114,042        99,788       90,626
  Construction work in progress                                       27,755         33,544        34,862       17,054
----------------------------------------------------------------------------------------------------------------------
    Total utility plant                                            1,018,416        977,060       924,723      873,395
Accumulated provision for depreciation                               328,761        312,571       293,167      266,844
----------------------------------------------------------------------------------------------------------------------
    Total                                                            689,655        664,489       631,556      606,551
----------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes              127,912        120,990       107,633       98,494
----------------------------------------------------------------------------------------------------------------------
    Total                                                            561,743        543,499       523,923      508,057
----------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                -              -             -            -
  Miscellaneous                                                        4,122          1,738           641          630
----------------------------------------------------------------------------------------------------------------------
    Total                                                              4,122          1,738           641          630
----------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                           21,943         18,871        21,695       18,976
  Investment securities                                                    -              -             -            -
  Receivables, net                                                    42,218         48,158        42,407       39,137
  Accrued utility revenues                                            12,371         18,431        22,474       20,694
  Fossil fuel stock, at average cost                                  29,989         46,067        40,638       57,225
  Materials and supplies, at average cost                             20,001         17,631        14,561       10,255
  Current portion of deferred fuel commitments                             -              -             -            -
  Prepayments                                                            830            973           805          497
  Vacation pay deferred                                                3,956          3,559         3,337        2,910
----------------------------------------------------------------------------------------------------------------------
    Total                                                            131,308        153,690       145,917      149,694
----------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                        1,012          1,212         1,208        1,260
  Premium on reacquired debt, being amortized                          5,647          2,800             -            -
  Deferred fuel commitments                                           55,889         60,663             -            -
  Deferred charges related to income taxes                                 -              -             -            -
  Miscellaneous                                                        4,347          3,508         7,888          889
----------------------------------------------------------------------------------------------------------------------
    Total                                                             66,895         68,183         9,096        2,149
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                      $  764,068     $  767,110    $  679,577   $  660,530
======================================================================================================================




                                     II-219B

BALANCE SHEETS
Mississippi Power Company


=========================================================================================================
At December 31,                                                     1994             1993          1992
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                    $   37,691     $   37,691    $   37,691
  Paid-in capital                                                    179,362        154,362       124,326
  Premium on preferred stock                                             372            372           194
  Earnings retained in the business                                  144,328        129,343       118,429
---------------------------------------------------------------------------------------------------------
    Total common equity                                              361,753        321,768       280,640
  Preferred stock                                                     74,414         74,414        74,414
  Preferred stock subject to mandatory redemption                          -              -             -
  Long-term debt                                                     306,522        250,391       238,650
---------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                    742,689        646,573       593,704
---------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                   -         40,000        31,000
  Preferred stock due within one year                                      -              -             -
  Long-term debt due within one year                                  41,199         19,345         8,878
  Accounts payable                                                    34,481         60,928        43,550
  Customer deposits                                                    2,712          2,786         2,976
  Taxes accrued                                                       31,657         27,138        32,035
  Interest accrued                                                     4,427          4,237         3,961
  Vacation pay accrued                                                 4,588          4,797         4,651
  Miscellaneous                                                       10,025          9,323        10,963
---------------------------------------------------------------------------------------------------------
    Total                                                            129,089        168,554       138,014
---------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                  129,505        124,334           169
  Accumulated deferred investment tax credits                         31,228         32,710        34,242
  Deferred credits related to income taxes                            45,832         48,228             -
  Miscellaneous                                                       45,368         29,935        25,154
---------------------------------------------------------------------------------------------------------
    Total                                                            251,933        235,207        59,565
---------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                              $1,123,711     $1,050,334    $  791,283
=========================================================================================================

BALANCE SHEETS
Mississippi Power Company


======================================================================================================================
At December 31,                                                     1991             1990          1989         1988
----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                    $   37,691     $   37,691    $   37,691   $   37,691
  Paid-in capital                                                    124,300        124,300       124,300      124,300
  Premium on preferred stock                                             194            299           299          299
  Earnings retained in the business                                  111,670        117,543       110,867       99,183
----------------------------------------------------------------------------------------------------------------------
    Total common equity                                              273,855        279,833       273,157      261,473
  Preferred stock                                                     39,414         39,414        39,414       39,414
  Preferred stock subject to mandatory redemption                          -          3,750         4,500        5,250
  Long-term debt                                                     304,150        270,724       277,693      287,525
----------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                    617,419        593,721       594,764      593,662
----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                               4,500         30,103        12,957        6,500
  Preferred stock due within one year                                      -            368           368          368
  Long-term debt due within one year                                  14,650          7,039        10,717        9,789
  Accounts payable                                                    38,213         45,763        47,019       46,937
  Customer deposits                                                    3,109          3,430         3,906        3,904
  Taxes accrued                                                       29,609         24,935        23,843       21,130
  Interest accrued                                                     4,602          4,315         4,280        4,016
  Vacation pay accrued                                                 4,406          3,955         3,910        3,815
  Miscellaneous                                                       10,236          6,833         7,746        9,347
----------------------------------------------------------------------------------------------------------------------
    Total                                                            109,325        126,741       114,746      105,806
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                    4,117         18,992        22,085       24,556
  Accumulated deferred investment tax credits                         35,657         37,187        38,752       40,435
  Deferred credits related to income taxes                                 -              -             -            -
  Miscellaneous                                                       24,123         23,385        16,223       14,860
----------------------------------------------------------------------------------------------------------------------
    Total                                                             63,897         79,564        77,060       79,851
----------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                              $  790,641     $  800,026    $  786,570   $  779,319
======================================================================================================================




                                     II-221A

BALANCE SHEETS
Mississippi Power Company


======================================================================================================================
At December 31,                                                     1987             1986          1985         1984
----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                    $   37,691     $   37,691    $   37,691   $   37,691
  Paid-in capital                                                    124,300        108,300       107,900      107,500
  Premium on preferred stock                                             299            299           299          360
  Earnings retained in the business                                   90,702         80,311        70,197       59,467
----------------------------------------------------------------------------------------------------------------------
    Total common equity                                              252,992        226,601       216,087      205,018
  Preferred stock                                                     39,414         39,414        39,414       39,414
  Preferred stock subject to mandatory redemption                      6,750          8,250         9,750       10,500
  Long-term debt                                                     294,811        299,684       261,594      267,051
----------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                    593,967        573,949       526,845      521,983
----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                   -              -             -            -
  Preferred stock due within one year                                    368            368           368          729
  Long-term debt due within one year                                   5,451         34,724         6,532          300
  Accounts payable                                                    45,659         36,490        50,992       46,336
  Customer deposits                                                    3,857          3,720         3,521        4,240
  Taxes accrued                                                       21,351         29,029        32,015       24,850
  Interest accrued                                                     4,474          5,064         5,502        5,577
  Vacation pay accrued                                                 3,956          3,559         3,337        2,910
  Miscellaneous                                                        6,005          5,746         5,464        6,453
----------------------------------------------------------------------------------------------------------------------
    Total                                                             91,121        118,700       107,731       91,395
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                   27,411         25,922             -            -
  Accumulated deferred investment tax credits                         41,427         42,183        41,311       41,063
  Deferred credits related to income taxes                                 -              -             -            -
  Miscellaneous                                                       10,142          6,356         3,690        6,089
----------------------------------------------------------------------------------------------------------------------
    Total                                                             78,980         74,461        45,001       47,152
----------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                              $  764,068     $  767,110    $  679,577   $  660,530
======================================================================================================================




                                     II-221B

                           MISSISSIPPI POWER COMPANY
                  OUTSTANDING SECURITIES AT DECEMBER 31, 1994

                              First Mortgage Bonds

           Amount           Interest  Amount
Series     Issued           Rate      Outstanding     Maturity
----------------------------------------------------------------
           (Thousands)                (Thousands)
 1993      $ 35,000         5-3/8%    $ 35,000        3/1/98
 1992        40,000         6-5/8%      40,000        8/1/00
 1994        35,000         6.60%       35,000        3/1/04
 1991        50,000         9-1/4%      47,072        5/1/21
 1993        35,000         7.45%       35,000        6/1/23
           --------                   --------
           $195,000                   $192,072
           ========                   ========


                            Pollution Control Bonds

           Amount           Interest  Amount
Series     Issued           Rate      Outstanding     Maturity
----------------------------------------------------------------
           (Thousands)                (Thousands)
 1977      $  1,000         5.80%     $    980        10/1/07
 1992         6,550          Variable    6,550        12/1/20
 1992        16,750          Variable   16,750        12/1/22
 1993        13,000         6.20%       13,000        4/1/23
 1993        25,875         5.65%       25,875        11/1/23
           --------                   --------
           $ 63,175                   $ 63,155
           ========                   ========


                                Preferred Stock

           Shares           Dividend  Amount
Series     Outstanding      Rate      Outstanding
----------------------------------------------------------------
                                      (Thousands)
 1947        20,099         4.60%     $  2,010
 1956        40,000         4.40%        4,000
 1965        50,000         4.72%        5,000
 1968        50,000         7.00%        5,000
 1992       350,000         7.25%       35,000
 1993       150,000         6.32%       15,000
 1993        84,040         6.65%        8,404
            -------                   --------
            744,139                   $ 74,414
            =======                   ========

                           MISSISSIPPI POWER COMPANY

                         SECURITIES RETIRED DURING 1994

                              First Mortgage Bonds

                                           Principal             Interest
   Series                                    Amount                Rate
-----------------------------------------------------------------------------
                                         (Thousands)
   1964                                     $10,000                4-5/8%
   1965                                      11,000                4-3/4%
   1966                                      10,000                6%
   1991                                       1,628                9-1/4%
                                            -------
                                            $32,628
                                            =======


                            Pollution Control Bonds

                                           Principal             Interest
   Series                                   Amount                Rate
-----------------------------------------------------------------------------
                                             (Thousands)
   1977                                     $    10                5.80%

                      SAVANNAH ELECTRIC AND POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Savannah Electric and Power Company 1994 Annual Report

The management of Savannah Electric and Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

     The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

     The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

     The audit committee of the board of directors, composed of four directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

     Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Savannah Electric and Power Company in conformity with generally accepted accounting principles.



/s/ Arthur M. Gignilliat, Jr.
    Arthur M. Gignilliat, Jr.
    President and Chief Executive Officer




/s/ K. R. Willis
    K. R. Willis
    Vice-President Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Savannah Electric and Power Company 1994 Annual Report

To the Board of Directors
of Savannah Electric and Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Savannah Electric and Power Company (a Georgia corporation and a wholly owned subsidiary of The Southern Company) as of December 31, 1994 and 1993, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements (pages II-233 through II-246) referred to above present fairly, in all material respects, the financial position of Savannah Electric and Power Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

     As explained in Notes 2 and 7 to the financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.




/s/ Arthur Andersen LLP


Atlanta, Georgia
February 15, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Savannah Electric and Power Company 1994 Annual Report

RESULTS OF OPERATIONS

Earnings

Savannah Electric and Power Company's net income after dividends on preferred stock for 1994 totaled $22.1 million, representing a $0.6 million (3.0 percent) increase over the prior year. This increase was primarily due to a decrease in operating expenses, offset somewhat by an increase in interest expense.

     In 1993, earnings were $21.5 million, representing a $1.0 million (4.6 percent) increase from the prior year. The revenue impact of an increase in retail energy sales due to exceptionally hot summer weather was partially offset by the implementation of a work force reduction program which resulted in a one-time charge to operating expenses of approximately $4.5 million.

Revenues

Total revenues for 1994 were $211.8 million, reflecting a 3.0 percent decrease compared to 1993. The revenue impact of an expanding customer base was offset by moderate weather, reduced industrial energy sales, and an associated decrease in fuel cost recovery revenues.

     The following table summarizes revenue increases and decreases compared to prior years:

==============================================================
                                       Increase (Decrease)
                                        From Prior Years
                              --------------------------------
                               1994          1993        1992
                              --------------------------------
Retail --                              (in thousands)
  Change in base rates       $    -       $(1,450)    $(1,350)
  Sales growth                7,884         5,980       5,467
  Weather                    (6,589)        4,567      (3,116)
  Fuel cost recovery
    and other                (9,214)       12,404       7,270
--------------------------------------------------------------
Total retail                 (7,919)       21,501       8,271
--------------------------------------------------------------
Sales for resale--
  Non-affiliates             (1,235)       (1,800)          8
  Affiliates                  4,013           928          75
--------------------------------------------------------------
Total sales for resale        2,778          (872)         83
--------------------------------------------------------------
Other operating revenues     (1,516)           52        (239)
--------------------------------------------------------------
Total operating revenues    $(6,657)      $20,681     $ 8,115
==============================================================
Percent change                 (3.0)%        10.5%        4.3%
--------------------------------------------------------------

     Retail revenues decreased 3.8 percent in 1994, compared to an increase of
11.5 percent in 1993. The decrease in 1994 retail revenues is attributable to milder summer weather, reduced industrial energy sales, and substantially lower fuel cost recovery revenues, offset somewhat by customer growth. Industrial energ y sales turned down in the fourth quarter of 1994 when operations of a large industrial customer were temporarily curtailed due to a mechanical failure of a machine which was a major part of the customer's manufacturing operation. Under the Company's fuel cost recovery provisions, fuel revenues --including purchased energy-- generally equal fuel expense and have no effect on earnings. The $1.5 million decrease in other operating revenues reflects deferral of over recovery of demand-side management rider revenues during 1994. Revenues from demand-side management riders (included in retail revenues) recover demand-side management program costs and have little impact on earnings.

     The increase in 1993 retail revenues resulted from customer growth and an increase in the average annual kilowatt-hour use per customer which was substantially increased due to hot summer weather.

     Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Capacity and energy revenues decreased in 1994 due to reductions in sales to Florida Power Corporation. The capacity and energy components were as follows:

========================================================

                          1994          1993        1992
--------------------------------------------------------
                                    (in thousands)
Capacity                $  448        $  978      $  537
Energy                   3,052         4,262       7,040
--------------------------------------------------------
Total                   $3,500        $5,240      $7,577
========================================================

     Sales to affiliated companies within the Southern electric system vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

Savannah Electric and Power Company 1994 Annual Report

     Kilowatt-hour sales for 1994 and the percent change by year were as follows:

===============================================================
                                           Percent Change
                                      -------------------------
                           1994
                            KWH         1994    1993      1992
                      ----------       ------------------------
                     (in millions)
Residential               1,298        (2.3)%    9.2%      1.8%
Commercial                1,046         2.9      6.5       3.0
Industrial                  800        (6.4)    (0.8)      4.3
Other                       119         3.1      5.2       3.4
                         ------
Total retail              3,263        (1.6)     5.5       2.9
Sales for resale -
   Non-affiliates           202       (18.4)   (32.7)     (1.3)
   Affiliates                93        23.4    100.3      15.5
                         ------
Total                     3,558        (2.2)%    2.6%      2.6%
                         ======
===============================================================

Expenses

Total operating expenses for 1994 were $175.6 million, reflecting an $8.6 million decrease from 1993. This decrease includes a $5.8 million reduction in fuel and purchased power expenses, reflecting a decrease in total energy requirements. The $4.9 million reduction in 1994 in other operation and maintenance expenses reflects the $4.5 million work force reduction charge in 1993 and a $1.1 million reduction in power generation expenses in 1994. This was offset by an increase in depreciation expense because of additions to utility plant, principally two combustion turbine units. Interest expense increased $1.9 million primarily due to the sale in June 1993 of $45 million of first mortgage bonds.

     Total operating expenses for 1993 increased $20.3 million (12.4 percent) over the prior year. This increase includes a $10.8 million increase in fuel expense, and an $8.7 million increase in other operation expenses. Fuel expenses increased primarily because of higher generation due to extremely hot summer weather and the higher cost of fuel. The increase in other operation expenses reflects $4.5 million associated with the work force reduction program. The Company also recognized higher employee benefit costs under new accounting rules adopted in 1993. See Note 2 to the financial statements for additional information on these new rules.

     Fuel and purchased power costs constitute the single largest expense for the Company. The mix of energy supply is determined primarily by system load, the unit cost of fuel consumed and the availability of units.

     The amount and sources of energy supply, the average cost of fuel per net kilowatt-hour generated, and the total average cost of energy supply (including purchased power) were as follows:

===============================================================
                                          1994    1993     1992
                                        -----------------------
   Total energy supply
      (millions of kilowatt-hours)       3,768   3,863    3,764
     Sources of energy supply
      (percent)
      Coal                                  18      21       12
      Oil                                    1       2        1
      Gas                                    1       3        2
      Purchased Power                       80      74       85
   Average cost of fuel per net
      kilowatt-hour generated
      (cents)
        Coal                              2.19    2.02     2.28
        Oil                               3.89    4.11     2.40
        Gas                               5.19    4.87     4.28
   Total average cost of
      energy supply                       2.02    2.12     1.78

===============================================================

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Savannah Electric and Power Company 1994 Annual Report

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to a less regulated, more competitive environment.

     Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the Company's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is posturing the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network to sell electricity to other utilities. This may enhance the incentives for IPPs to build cogeneration plants for the Company's large industrial and commercial customers. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. In order to address these initiatives, numerous questions must be resolved with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability.

     Demand-side options -- programs that enable customers to lower or alter their peak energy requirements -- have been initiated by the Company and are a significant part of integrated resource planning. Customers can receive cash incentives for participating in these programs in addition to reducing their energy requirements. Besides promoting energy efficiency, another benefit of these programs could be the ability to defer the need to construct costly baseload generating facilities further into the future. The ability to defer major construction projects in conjunction with regulatory precertification approval processes for both new plant additions and purchase power contracts should minimize the possibility of not being able to fully recover additional costs.

     The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

     Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could reduce earnings if such costs are not fully recovered. The Clean Air Act is discussed later under "Environmental Matters."

     Rates to retail customers served by the Company are regulated by the Georgia Public Service Commission (GPSC). In May 1992, the Company requested, and subsequently received, approval by the GPSC to reduce annual base revenues by $2.8 million, effective June 1992. The reduction included a base rate reduction of approximately $2.5 million spread among all classes of retail customers. An additional $0.3 million reduction resulted from the implementation of an experimental, time-of-use rate for certain commercial customers. As part of this rate settlement, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent.

FINANCIAL CONDITION

Overview

The principal change in the Company's financial condition in 1994 was the addition of $30 million to utility plant. The majority of funds needed for gross property additions since 1992 have been provided from operating activities,

Savannah Electric and Power Company 1994 Annual Report

principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. See Statements of Cash Flows for additional information.

Capital Structure

As of December 31, 1994, the Company's capital structure consisted of 45.8 percent common equity, 9.9 percent preferred stock and 44.3 percent long-term debt, excluding amounts due within one year. The Company's long-term financial objective for capitalization ratios is to maintain a capital structure of common equity at 45 percent, preferred stock at 10 percent and debt at 45 percent.

     Maturities and retirements of long-term debt were $5 million in 1994, $4 million in 1993 and $53 million in 1992.

     The composite interest rates and dividend rates for the years 1992 through 1994 as of year-end were as follows:

===================================================================
                                      1994        1993        1992
                                      -----------------------------
     Composite interest rates
        on long-term debt              8.0%        8.0%        8.5%
     Composite preferred stock
        dividend rate                  6.6%        6.6%        9.5%
===================================================================

     The Company's current securities ratings are as follows:

===================================================================
                                                        Standard
                                           Moody's      & Poor's
                                           ------------------------
   First Mortgage Bonds                      A1           A
   Preferred Stock                          "a2"          A-
                                             --          --
===================================================================

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $87 million ($34 million in 1995, $27 million in 1996, and $26 million in 1997). Actual construction costs may vary from this estimate because of such factors as changes in environmental regulations; revised load projections; the cost and efficiency of construction labor, equipment and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $2.9 million will be needed by the end of 1997 for present sinking fund requirements and a capital lease buyout.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the new law --may have a significant impact on the Company and other subsidiaries of the Southern electric system. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance began in 1995, and affects eight generating plants -- some 10,000 megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

     In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

     The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

     The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, and this would require some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional

Savannah Electric and Power Company 1994 Annual Report

construction expenditures are required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment has been installed on all fossil-fired units. Construction expenditures for Phase I compliance are estimated to total approximately $300 million through 1995 for The Southern Company, of which the Company's portion is approximately $2 million.

     For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I and increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances, depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 through 2000, current compliance strategy could require total estimated construction expenditures of approximately $150 million. No construction expenditures are expected to be required of the Company to comply with Phase II requirements. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

     An increase of up to 2 percent in annual revenue requirements from customers could be necessary to fully recover the Company's costs of compliance for both Phase I and II of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

     Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study by November 1995. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

     A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

     The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA issued proposed rules in November 1994 and is required to take final action on this issue in 1996. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

     In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

     In 1995, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

     In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes--coal ash and other utility wastes--as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

     The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and

Savannah Electric and Power Company 1994 Annual Report

regulations, the Company could incur substantial costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required cleanup costs and will recognize in the financial statements any costs to clean up known sites.

     Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; and the Endangered Species Act. Changes to these laws could affect many areas of The Southern Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

     Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect The Southern Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

At December 31, 1994, the Company had $1.6 million of cash and $18 million of unused credit arrangements with banks to meet its short-term cash needs. The Company had $2.5 million of short-term bank borrowings at December 31, 1994. In December 1994, the Company renegotiated a two-year revolving credit arrangement with three of its existing banks for a total credit line of $20 million. The primary purpose of this additional credit is to provide interim funding for the Company's construction program.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will also be derived from operations and the sale of additional first mortgage bonds and preferred stock and capital contributions from The Southern Company. The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high enough to permit, at present interest levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

STATEMENTS OF INCOME
For the Years Ended December 31, 1994, 1993, and 1992
Savannah Electric and Power Company 1994 Annual Report


=============================================================================================
                                                                 1994        1993        1992
---------------------------------------------------------------------------------------------
                                                                          (in thousands)
Operating Revenues (Notes 1, 3, and 6):
Revenues                                                    $ 205,339   $ 216,009   $ 196,256
Revenues from affiliates                                        6,446       2,433       1,505
---------------------------------------------------------------------------------------------
Total operating revenues                                      211,785     218,442     197,761
---------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                        18,555      24,976      14,162
   Purchased power from non-affiliates                          1,839         793         494
   Purchased power from affiliates                             55,822      56,274      56,492
   Other (Note 2)                                              41,623      45,610      36,884
Maintenance                                                    12,560      13,516      14,232
Depreciation and amortization (Notes 1 and 7)                  17,854      16,467      16,829
Taxes other than income taxes                                  11,074      11,136      10,231
Federal and state income taxes (Notes 1 and 7)                 16,289      15,436      14,566
---------------------------------------------------------------------------------------------
Total operating expenses                                      175,616     184,208     163,890
---------------------------------------------------------------------------------------------
Operating Income                                               36,169      34,234      33,871
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)      831         958         446
Interest income                                                    54         209         276
Other, net (Note 2)                                            (1,032)     (1,841)     (1,450)
Income taxes applicable to other income (Notes 1 and 7)           864       1,117         758
---------------------------------------------------------------------------------------------
Income Before Interest Charges                                 36,886      34,677      33,901
---------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                     12,585      10,696      10,870
Allowance for debt funds used during construction (Note 1)     (1,225)       (699)       (289)
Interest on notes payable                                         205         240          15
Amortization of debt discount, premium, and expense, net          550         535         427
Other interest charges                                            337         340         466
---------------------------------------------------------------------------------------------
Net interest charges                                           12,452      11,112      11,489
---------------------------------------------------------------------------------------------
Net Income                                                     24,434      23,565      22,412
Dividends on Preferred Stock                                    2,324       2,106       1,900
---------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock               $  22,110   $  21,459   $  20,512
=============================================================================================

The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1994,  1993, and 1992
Savannah Electric and Power Company 1994 Annual Report


==============================================================================================
                                                                1994         1993         1992
----------------------------------------------------------------------------------------------
                                                                           (in thousands)
Operating Activities:
Net income                                                $   24,434   $   23,565   $   22,412
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                             19,353       17,482       17,757
    Deferred income taxes and investment tax credits           1,625          607        5,947
    Allowance for equity funds used during construction         (831)        (958)        (446)
    Other, net                                                   826        2,853       (1,312)
    Changes in certain current assets and liabilities --
      Receivables, net                                        18,481      (16,839)      (4,107)
      Special deposits                                             -            -          350
      Inventories                                              1,144       (3,947)       4,435
      Payables                                               (19,957)      18,742          351
      Other                                                     (117)       3,282        2,083
----------------------------------------------------------------------------------------------
Net cash provided from operating activities                   44,958       44,787       47,470
----------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                     (30,078)     (72,858)     (30,132)
Other                                                           (841)       1,676       (1,073)
-----------------------------------------------------------------------------------------------
Net cash used for investing activities                       (30,919)     (71,182)     (31,205)
-----------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
  First mortgage bonds                                             -       45,000       30,000
  Preferred stock                                                  -       35,000            -
  Pollution control bonds                                          -        4,085       13,870
  Other long-term debt                                         8,500       10,000            -
Retirements:
  Preferred stock                                                  -      (20,000)           -
  First mortgage bonds                                        (5,065)           -      (38,750)
  Pollution control bonds                                          -       (4,085)     (14,550)
  Other long-term debt                                          (823)     (10,356)        (217)
Notes payable, net                                              (500)      (4,500)       7,500
Payment of preferred stock dividends                          (2,129)      (2,222)      (1,900)
Payment of common stock dividends                            (16,300)     (21,000)     (22,000)
Miscellaneous                                                    (74)      (3,400)      (3,985)
-----------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities       (16,391)      28,522      (30,032)
-----------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents          (2,352)       2,127      (13,767)
Cash and Cash Equivalents at Beginning of Year                 3,915        1,788       15,555
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                  $    1,563   $    3,915   $    1,788
===============================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for-
  Interest (net of amount capitalized)                       $11,579      $10,712       $9,932
  Income taxes                                                14,441       13,947        6,646
-----------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1994 and 1993
Savannah Electric and Power Company 1994 Annual Report


=================================================================================================
Assets                                                                      1994             1993
-------------------------------------------------------------------------------------------------
                                                                                (in thousands)

Utility Plant:
Plant in service, at original cost (Notes 1, 4, 5, 7, and 9)           $ 693,432        $ 622,521
Less accumulated provision for depreciation                              267,590          251,565
-------------------------------------------------------------------------------------------------
                                                                         425,842          370,956
Construction work in progress                                              5,930           49,797
-------------------------------------------------------------------------------------------------
Total                                                                    431,772          420,753
-------------------------------------------------------------------------------------------------
Other Property and Investments                                             1,790            1,793
-------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                 1,563            3,915
Receivables-
   Customer accounts receivable                                           17,581           18,551
   Other accounts and notes receivable                                       216              790
   Affiliated companies                                                      177           12,924
   Accumulated provision for uncollectible accounts                         (866)            (762)
   Fuel cost under recovery                                                3,113            7,112
Fossil fuel stock, at average cost                                         7,557            8,419
Materials and supplies, at average cost (Note 1)                           9,076            9,358
Prepayments                                                                7,446            4,849
-------------------------------------------------------------------------------------------------
Total                                                                     45,863           65,156
-------------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 7)                         23,521           24,890
Premium on reacquired debt, being amortized                                3,295            3,792
Cash surrender value of life insurance for deferred compensation plan      7,028            5,907
Miscellaneous                                                              5,036            4,896
-------------------------------------------------------------------------------------------------
Total                                                                     38,880           39,485
-------------------------------------------------------------------------------------------------
Total Assets                                                           $ 518,305        $ 527,187
=================================================================================================

The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1994 and 1993
Savannah Electric and Power Company 1994 Annual Report


================================================================================================
Capitalization and Liabilities                                              1994            1993
------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                     $ 161,581       $ 154,269
Preferred stock                                                            35,000          35,000
Long-term debt                                                            155,922         151,338
-------------------------------------------------------------------------------------------------
Total                                                                     352,503         340,607
-------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year (Note 10)                          2,579           4,499
Notes payable (Note 5)                                                      2,500           3,000
Accounts payable-
   Affiliated companies                                                     5,162           6,041
   Other                                                                    3,829          24,401
Customer deposits                                                           4,698           4,714
Taxes accrued-
   Federal and state income                                                   272             342
   Other                                                                      861           1,187
Interest accrued                                                            6,830           6,730
Vacation pay accrued                                                        1,823           1,638
Pensions accrued (Note 2)                                                   4,783           5,718
Miscellaneous                                                               3,499           2,985
-------------------------------------------------------------------------------------------------
Total                                                                      36,836          61,255
-------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 7)                                 70,786          66,947
Accumulated deferred investment tax credits (Note 7)                       14,637          15,301
Deferred credits related to income taxes (Note 7)                          25,487          26,173
Deferred compensation plans                                                 6,807           6,117
Deferred under-funded accrued benefit obligation (Note 2)                   3,022           5,855
Postretirement benefits                                                     3,808           2,074
Miscellaneous                                                               4,419           2,858
-------------------------------------------------------------------------------------------------
Total                                                                     128,966         125,325
-------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 4, 5, and 9)
Total Capitalization and Liabilities                                    $ 518,305       $ 527,187
=================================================================================================

The accompanying notes are an integral part of these statements.







STATEMENTS OF CAPITALIZATION
At December 31, 1994 and 1993
Savannah Electric and Power Company 1994 Annual Report



==================================================================================================
                                                            1994         1993     1994      1993
--------------------------------------------------------------------------------------------------
                                                             (in thousands)     (percent of total)
Common Stock Equity (Notes 2 and 11):
Common stock, par value $5 per share --
  Authorized -- 16,000,000 shares
  Outstanding -- 10,844,635 shares in
    1994 and 1993                                      $  54,223    $  54,223
Paid-in capital                                            8,688        8,688
Additional minimum liability
  for under-funded pension obligations                      (546)      (2,121)
Retained Earnings                                         99,216       93,479
--------------------------------------------------------------------------------------------------
Total common stock equity                                161,581      154,269     45.8 %    45.3 %
--------------------------------------------------------------------------------------------------
Cumulative Preferred Stock (Note 8):
$25 par value --
  Authorized -- 2,200,000 shares
    6.64% Series -- Outstanding -- 1,400,000 shares       35,000       35,000
-------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,324,000)         35,000       35,000      9.9      10.3
-------------------------------------------------------------------------------------------------
Long-Term Debt (Note 9):
First mortgage bonds --
  Maturity           Interest Rates
  --------           --------------
  April 1, 1994      4 5/8%                                    -        3,715
  July 1, 2003       6 3/8%                               20,000       20,000
  October 1, 2019    9 1/4%                               28,950       30,000
  July 1, 2021       9 3/8%                               29,700       30,000
  July 1, 2022       8.30%                                30,000       30,000
  July 1, 2023       7.40%                                25,000       25,000
--------------------------------------------------------------------------------------------------
Total first mortgage bonds                               133,650      138,715
Pollution control obligations (Note 9)                    17,955       17,955
Other long-term debt (Note 9)                              9,988        2,311
Unamortized debt premium (discount), net                  (3,092)      (3,144)
--------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $12,859,000)                            158,501      155,837
Less amount due within one year (Note 10)                  2,579        4,499
--------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year      155,922      151,338     44.3      44.4
--------------------------------------------------------------------------------------------------
Total Capitalization                                   $ 352,503    $ 340,607    100.0%    100.0%
==================================================================================================

The accompanying notes are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1994, 1993, and 1992
Savannah Electric and Power Company 1994 Annual Report


=======================================================================================
                                                           1994        1993        1992
---------------------------------------------------------------------------------------
                                                                   (in thousands)

Balance at Beginning of Period                        $  93,479   $  95,155   $  96,643
Net income after dividends on preferred stock            22,110      21,459      20,512
Cash dividends on common stock                          (16,300)    (21,000)    (22,000)
Preferred stock transactions, net                           (73)     (2,135)          -
---------------------------------------------------------------------------------------
Balance at End of Period (Note 11)                    $  99,216   $  93,479   $  95,155
=======================================================================================

STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1994, 1993, and 1992
=========================================================================================
                                                           1994        1993        1992
-----------------------------------------------------------------------------------------
                                                                   (in thousands)

Balance at Beginning of Period                        $   8,688   $   8,688   $   8,665
Contributions to capital by parent company                    -           -          23
-----------------------------------------------------------------------------------------
Balance at End of Period                              $   8,688   $   8,688   $   8,688
=========================================================================================

The accompanying notes are an integral part of these statements.



NOTES TO FINANCIAL STATEMENTS
Savannah Electric and Power Company 1994 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Savannah Electric and Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and The Southern Development and Investment Group
(SDIG). The operating companies provide electric service in four southeastern states. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and subsidiary companies. Southern Communications, beginning in mid-1995, will provide digital wireless communications services -- over the 800-megahertz frequency band -- to The Southern Company's subsidiaries and also will market these services to the public within the Southeast. Southern Electric designs, builds, owns, and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. SDIG develops new business opportunities related to energy products and services.

     The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company also is subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the GPSC.

     Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The Company is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to:

===============================================================
                                              1994        1993
                                           --------------------
                                               (in thousands)
Deferred income taxes                      $23,521     $24,890
Premium on reacquired debt                   3,295       3,792
Deferred income tax credits                (25,487)    (26,173)
---------------------------------------------------------------
Total                                      $ 1,329     $ 2,509
===============================================================

     In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets to their fair value.

Revenues and Fuel Costs

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in fuel and purchased power costs. Revenues are adjusted for differences between recoverable fuel and demand-side management program costs and amounts actually recovered in current rates.

     The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1994, uncollectible accounts continued to average less than 1 percent of revenues.

Savannah Electric and Power Company 1994 Annual Report

Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
2.9 percent in 1994, 2.9 percent in 1993, and 3.2 percent in 1992. The decrease in rates following 1992 reflects the Company's implementation of new depreciation rates approved by the GPSC. These new rates provide for a timely recovery of the investments in the Company's depreciable properties.

     When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired.

Income Taxes

The Company, which is included in the consolidated federal income tax return filed by The Southern Company, provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

     Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 7 for additional information about Statement No. 109.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the Company to calculate AFUDC were 8.04 percent in 1994, 8.77 percent in 1993, and 11.27 percent in 1992.

Utility Plant

Utility plant is stated at original cost, which includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, the Company's only financial instrument that the carrying amount did not approximate fair value at December 31 was as follows:

================================================================
                                             Long-Term Debt
                                         -----------------------
                                          Carrying         Fair
Year                                       Amount          Value
----                                     -----------------------
                                                (in millions)
1994                                        $157           $153
1993                                         154            164
================================================================

     The fair value for long-term debt was based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Savannah Electric and Power Company 1994 Annual Report

2.   RETIREMENT BENEFITS

Pension Plan

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "projected unit credit" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. A qualified trust for medical benefits is funded to the extent deductible under federal income tax regulations. Amounts funded are primarily invested in debt and equity securities.

    Effective January 1, 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." The cost of postretirement benefits is reflected in rates on a current basis.

    Prior to 1993, consistent with regulatory treatment, the Company recognized costs on a cash basis as payments were made. The total cost of such benefits recognized by the Company in 1992 was $375 thousand.


Funded Status and Cost of Benefits

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

==================================================================
                                                    Pension
                                               -------------------
                                                1994         1993
                                               -------------------
                                                 (in thousands)
Actuarial present value of
 benefit obligation:
   Vested benefits                           $35,227      $35,818
   Non-vested benefits                         2,069        1,992
------------------------------------------------------------------
Accumulated benefit obligation                37,296       37,810
Additional amounts related to
   projected salary increases                  7,393        5,974
------------------------------------------------------------------
Projected benefit obligation                  44,689       43,784
Less:
   Fair value of plan assets                  27,165       26,446
   Unrecognized net loss                      10,950        9,449
   Unrecognized prior service cost             1,510        1,685
   Unrecognized net transition
     obligation                                  621          710
Adjustment required to
   recognize additional
   minimum liability                           5,688        5,871
------------------------------------------------------------------
Accrued pension cost recognized
   in the Balance Sheets                     $10,131      $11,365

===================================================================

     The weighted average rates assumed in the actuarial calculations for the pension plan were:

==================================================================
                                      1994        1993        1992
                                     ------------------------------
 Discount                             8.00%       7.50%       8.00%
 Annual salary increase               5.25        4.75        5.00
 Long-term return on plan assets      9.00        9.25        9.25

===================================================================

     In accordance with Statement No. 87, an additional liability related to under-funded accumulated benefit obligations was reflected at December 31, 1994 and December 31, 1993. Corresponding net-of-tax balances of $0.5 million and $2.1 million were recognized as separate components of Common Stock Equity in the 1994 and 1993 Statements of Capitalization.

Savannah Electric and Power Company 1994 Annual Report

================================================================

                                                  Postretirement
                                                     Medical
                                            ---------------------
                                              1994          1993
                                            ---------------------
                                                  (in thousands)
Actuarial present value of
 benefit obligation:
   Retirees and dependents                 $ 8,480       $ 8,632
   Employees eligible to retire                825           898
   Other employees                           6,840         6,489
-----------------------------------------------------------------
Accumulated benefit obligation              16,145        16,019
Less:
   Fair value of plan assets                   393             -
   Unrecognized net loss                     3,106         4,124
   Unrecognized transition
     obligation                              9,817        10,362
-----------------------------------------------------------------
Accrued liability recognized in the
   Balance Sheets                          $ 2,829       $ 1,533
=================================================================

                                              Postretirement Life
                                             ----------------------
                                               1994           1993
                                             ----------------------
                                                  (in thousands)
Actuarial present value of
 benefit obligation:
   Retirees and dependents                   $2,514         $2,536
   Employees eligible to retire                  59              -
   Other employees                            1,645          1,577
-------------------------------------------------------------------
Accumulated benefit obligation                4,218          4,113
Less:
   Fair value of plan assets                      -              -
   Unrecognized net loss                         91            262
   Unrecognized transition
     obligation                               3,204          3,382
-------------------------------------------------------------------
Accrued liability recognized in the
   Balance Sheets                            $  923         $  469
===================================================================

     The weighted average rates assumed in the actuarial calculations for the postretirement medical and life plans were:

=======================================================
                                      1994        1993
                                     ------------------
 Discount                             8.00%       7.50%
 Annual salary increase               5.50        5.00
 Long-term return on plan assets      8.50        8.50

=======================================================

     An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 10.5 percent for 1994, decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated medical benefit obligation at December 31, 1994, by $2.3 million and the aggregate of the service and interest cost components of the net retiree medical cost by $0.3 million.

     Components of the plans' net costs are shown below:

===================================================================
                                                    Pension
                                        ---------------------------
                                          1994      1993      1992
                                        ---------------------------
                                                 (in thousands)
Benefits earned during the year        $ 1,192    $1,188    $1,053
Interest cost on projected
  benefit obligation                     3,279     2,741     2,429
Actual (return) loss on plan assets         27    (2,199)   (1,266)
Net amortization and deferral           (1,474)      716      (227)
-------------------------------------------------------------------
Net pension cost                       $ 3,024    $2,446    $1,989
===================================================================

     Of the above net pension amounts, $2.6 million in 1994, $2.0 million in 1993 and $1.7 million in 1992 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

================================================================
                                                 Postretirement
                                                     Medical
                                              ------------------
                                                1994       1993
                                              ------------------
                                                 (in thousands)
Benefits earned during the year               $  528        346
Interest cost on accumulated
   benefit obligation                          1,185        855
Amortization of transition obligation            545        545
Actual (return) loss on plan assets                6          -
Net amortization and deferral                    111          -
----------------------------------------------------------------
Net postretirement cost                       $2,375     $1,746
================================================================

==================================================================

                                              Postretirement Life
                                            ----------------------
                                             1994            1993
                                            ----------------------
                                                 (in thousands)
Benefits earned during the year              $104            $ 97
Interest cost on accumulated
   benefit obligation                         307             279
Amortization of transition obligation         178             178
------------------------------------------------------------------
Net postretirement cost                      $589            $554
==================================================================

Savannah Electric and Power Company 1994 Annual Report

     Of the above net postretirement medical and life insurance costs, $2.4 million in 1994 and $1.8 million in 1993 were charged to operating expenses, and the remainder was recorded in construction and other accounts.

     The Company has a supplemental retirement plan for certain executive employees. The plan is unfunded and payable from the general funds of the Company. The Company has purchased life insurance on participating executives, and plans to use these policies to satisfy this obligation. Benefit costs associated with this plan for 1994, 1993 and 1992 were $377 thousand, $980 thousand and $316 thousand, respectively. The 1993 benefit costs reflect a one-time expense related to employees who were part of the work force reduction program.

Work Force Reduction Program

In 1993, the Company incurred additional costs for a one-time charge related to the implementation of a work force reduction program. In 1993, $4.5 million was charged to operating expenses and $0.6 million was charged to other income (expense).

3.  REGULATORY MATTERS

In May 1992, the Company filed for, and subsequently received, GPSC approval to implement new base rates designed to decrease base operating revenues by $2.8 million annually. The reduction included a base rate reduction of approximately $2.5 million spread among all classes of customers, effective June 1992. An additional $0.3 million reduction resulted from the implementation of an experimental, time-of-use rate for certain commercial customers in August 1992.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, currently estimated to total $34 million in 1995, $27 million in 1996 and $26 million in 1997. The estimates include AFUDC of $0.7 million in 1995 and 1996, and $0.6 million in 1997. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing cost of labor, equipment and materials; and changes in cost of capital. The construction of two combustion turbine peaking units totaling 160 megawatts was completed during 1994. In addition, construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

 5.  FINANCING AND COMMITMENTS

General

To the extent possible, the Company's construction program is expected to be financed from internal sources and from the issuance of additional long-term debt and preferred stock and capital contributions from The Southern Company. Should the Company be unable to obtain funds from these sources, the Company would have to use short-term indebtedness or other alternative, and possibly costlier, means of financing.

    The amounts of long-term debt and preferred stock that can be issued in the future will be contingent on market conditions, the maintenance of adequate earnings levels, regulatory authorizations and other factors. See Management's Discussion and Analysis for information regarding the Company's earnings coverage requirements.

Bank Credit Arrangements

At the beginning of 1995, unused credit arrangements with five banks totaled $18 million and expire at various times during 1995 and 1996.

    The Company's revolving credit arrangements of $20 million, of which $11.5 million remained unused as of December 31, 1994, expire in December 1996. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of

Savannah Electric and Power Company 1994 Annual Report

the first calendar quarter after the applicable termination date or at an earlier date at the Company's option.

     In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments.

Assets Subject to Lien

As amended and supplemented, the Company's Indenture of Mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Operating Leases

The Company has rental agreements with various terms and expiration dates. Rental expenses totaled $1.5 million for 1994, 1993, and 1992. At December 31, 1994, estimated future minimum lease payments for non-cancelable operating leases were as follows:

========================================================
                                              Amounts
                                            ---------
                                           (in millions)
1995                                           $1.1
1996                                            0.9
1997                                            0.7
1998                                            0.5

========================================================

6.  LONG-TERM POWER SALES AGREEMENTS

The operating subsidiaries of The Southern Company, including the Company, have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. Other agreements--expiring at various dates discussed below-- are firm and pertain to capacity related to specific generating units. Because energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The Company's portion of capacity revenues has been as follows:

=================================================================
                              Unit           Other
Year                          Power        Long-Term       Total
----                          -----------------------------------
                                          (in thousands)
1994                             $3             $445        $448
1993                              2              976         978
1992                              3              534         537

=================================================================

7.  INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1994, the tax-related regulatory assets and liabilities were $24 million and $25 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of the federal and state income tax provisions are as follows:

===============================================================
                                    1994       1993       1992
                                   ----------------------------
                                         (in thousands)
Total provision for income taxes
Federal --
   Currently payable             $11,736    $11,663    $ 6,630
   Deferred  - current year        2,106      1,906      7,407
             - reversal of
                prior years         (755)    (1,383)    (2,347)
---------------------------------------------------------------
                                  13,087     12,186     11,690
---------------------------------------------------------------
State --
   Currently payable               2,064      2,049      1,231
   Deferred  - current year          188        119      1,079
             - reversal of
                prior years           86        (35)      (192)
---------------------------------------------------------------
                                   2,338      2,133      2,118
---------------------------------------------------------------
Total                             15,425     14,319     13,808
Less income taxes charged
   (credited) to other income       (864)    (1,117)      (758)
---------------------------------------------------------------
Federal and state income taxes
    charged to operations        $16,289    $15,436    $14,566
===============================================================

Savannah Electric and Power Company 1994 Annual Report

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

================================================================
                                                1994       1993
                                               -----------------
                                                  (in thousands)
Deferred tax liabilities:
Accelerated depreciation                     $57,830    $53,585
   Property basis differences                 12,956     13,871
   Other                                       2,449      3,922
----------------------------------------------------------------
Total                                         73,235     71,378
---------------------------------------------------------------
Deferred tax assets:
   Pension and other benefits                  4,816      4,237
   Other                                       3,959      4,616
----------------------------------------------------------------
Total                                          8,775      8,853
----------------------------------------------------------------
Net deferred tax liabilities                  64,460     62,525
Portions included in current assets, net       6,326      4,422
----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                     $70,786    $66,947
================================================================

     Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $0.7 million in 1994, 1993, and 1992. At December 31, 1994, all investment tax credits available to reduce federal income taxes payable had been utilized.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

===============================================================
                                    1994       1993      1992
                                  -----------------------------
Statutory federal tax rate           35%         35%       34%
State income tax, net of
  federal income tax benefit          4           4          4
Other                                 -          (1)         -
---------------------------------------------------------------
Total effective tax rate             39%         38%        38%
===============================================================

     The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

8.  CUMULATIVE PREFERRED STOCK

In 1993, the Company issued 1,400,000 shares of 6.64% Series Preferred Stock which has redemption provisions of $26.66 per share plus accrued dividends if on or prior to November 1, 1998, and redemption provisions of $25 per share plus accrued dividends thereafter.

     In December 1993, the Company redeemed all 800,000 shares outstanding of its 9.5% Series Preferred Stock at the prescribed redemption price of $26.57 plus accrued dividends. Cumulative preferred stock dividends are preferential to the payment of dividends on common stock.

9.  LONG-TERM DEBT

The Company's Indenture related to its First Mortgage Bonds is unlimited as to the authorized amount of bonds which may be issued, provided that required property additions, earnings and other provisions of such Indenture are met.

     In April 1994, the Company retired the remaining outstanding principal amount of $3.7 million of its 4 5/8 percent series First Mortgage Bonds due April 1994.

     The sinking fund requirements of first mortgage bonds were satisfied by certification of property additions in 1993 and by cash redemption in 1994. See
Note 10 "Long-Term Debt Due Within One Year" for details.

     Details of pollution control obligations and other long-term debt at December 31 are as follows:

=================================================================
                                                1994        1993
                                               ------------------
                                                   (in thousands)
Collateralized obligations incurred
in connection with the sale by public
authorities of tax-exempt pollution
control revenue bonds --
   Variable rate (5.65% at 1/1/95)
     due 2016                                $ 4,085     $ 4,085
   6 3/4% due 2022                            13,870      13,870
-----------------------------------------------------------------
Total pollution control obligations          $17,955     $17,955
-----------------------------------------------------------------
Capital lease obligations --
   Combustion turbine equipment              $   980     $ 1,403
   Transportation fleet                          508         908
Notes Payable:
   6.04% due 1995                              3,500           -
   6.035% due 1995                             5,000           -
-----------------------------------------------------------------
Total other long-term debt                   $ 9,988     $ 2,311
=================================================================

Savannah Electric and Power Company 1994 Annual Report

     Sinking fund requirements and/or maturities through 1999 applicable to long-term debt are as follows: $2.6 million in 1995; $0.2 million in 1996; $0.1 million in 1997; and no requirement is needed in 1998 and 1999.

    Assets acquired under capital leases are recorded as utility plant in service, and the related obligation is classified as other long-term debt. Leases are capitalized at the net present value of the future lease payments. However, for ratemaking purposes, these obligations are treated as operating leases, and as such, lease payments are charged to expense as incurred.

    The Company leases combustion turbine generating equipment under a non-cancelable lease expiring in December 1995, with renewal options extending until 2010. The Company also leases a portion of its transportation fleet. Under the terms of these leases, the Company is responsible for taxes, insurance and other expenses.

10.  LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund/sinking fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

=================================================================
                                              1994          1993
                                             --------------------
                                                (in thousands)
Bond sinking fund requirements              $1,350        $1,350
Less:
   Portion to be satisfied by
     certifying property additions               -         1,350
-----------------------------------------------------------------
Cash sinking fund requirements               1,350             -
Other long-term debt maturities              1,229         4,499
-----------------------------------------------------------------
Total                                       $2,579        $4,499
=================================================================

     The first mortgage bond improvement (sinking) fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the indentures prior to January 1 of each year, other than those issued to collateralize pollution control and other obligations. The requirements may be satisfied by depositing cash or reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirements.

11.  COMMON STOCK DIVIDEND RESTRICTIONS

The Company's Charter and Indentures contain certain limitations on the payment of cash dividends on preferred and common stocks. At December 31, 1994, approximately $57 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the Mortgage Indenture.

12.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 1994 and 1993 are as follows (in thousands):

==================================================================
                                                 Net Income After
                       Operating     Operating      Dividends on
Quarter Ended           Revenue       Income      Preferred Stock
------------------------------------------------------------------
March 1994              $46,717      $ 7,130          $ 3,898
June  1994               56,377        9,555            6,051
September 1994           63,674       13,495            9,547
December 1994            45,017        5,989            2,614

March 1993              $42,873      $ 6,123          $ 3,019
June  1993               52,875        9,301            6,211
September 1993           74,420       13,326           10,214
December 1993            48,274        5,484            2,015

==================================================================

     The Company's business is influenced by seasonal weather conditions and a seasonal rate structure, among other factors.

SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1994 Annual Report


=============================================================================================
                                                                   1994       1993       1992
---------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                              $211,785   $218,442   $197,761
Net Income after Dividends
  on Preferred and Preference Stocks (in thousands)             $22,110    $21,459    $20,512
Cash Dividends on Common Stock (in thousands)                   $16,300    $21,000    $22,000
Return on Average Common Equity (percent)                         14.00      13.73      12.89
Total Assets (in thousands)                                    $518,305   $527,187   $352,175
Gross Property Additions (in thousands)                         $30,078    $72,858    $30,132
---------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $161,581   $154,269   $158,376
Preferred stock                                                  35,000     35,000     20,000
Preferred and preference stock subject
  to mandatory redemption                                             -          -          -
Long-term debt                                                  155,922    151,338    110,767
---------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $352,503   $340,607   $289,143
=============================================================================================
Capitalization Ratios (percent):
Common stock equity                                                45.8       45.3       54.8
Preferred and preference stock                                      9.9       10.3        6.9
Long-term debt                                                     44.3       44.4       38.3
---------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     100.0      100.0      100.0
=============================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                -     45,000     30,000
Retired                                                           5,065          -     38,750
Preferred and Preference Stock (in thousands):
Issued                                                                -     35,000          -
Retired                                                               -     20,000          -
---------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            A1         A1         A1
  Standard and Poor's                                                 A          A          A
Preferred Stock -
  Moody's                                                           "a2"       "a2"       "a2"
  Standard and Poor's                                                 A-         A-         A-
---------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                     103,199    101,032     99,164
Commercial                                                       13,015     12,702     12,416
Industrial                                                           65         69         73
Other                                                             1,007        957        940
---------------------------------------------------------------------------------------------
Total                                                           117,286    114,760    112,593
=============================================================================================
Employees (year-end)                                                616        665        688

Note:
NR = Not Rated

SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1994 Annual Report


=============================================================================================
                                                                   1991       1990       1989
---------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                              $189,646   $205,635   $201,799
Net Income after Dividends
  on Preferred and Preference Stocks (in thousands)             $24,030    $26,254    $25,535
Cash Dividends on Common Stock (in thousands)                   $22,000    $22,000    $20,000
Return on Average Common Equity (percent)                         15.13      16.85      16.88
Total Assets (in thousands)                                    $352,505   $340,050   $349,887
Gross Property Additions (in thousands)                         $19,478    $20,086    $18,831
---------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $159,841   $157,811   $153,737
Preferred stock                                                  20,000     20,000     22,300
Preferred and preference stock subject
  to mandatory redemption                                             -          -      2,884
Long-term debt                                                  119,280    112,377    117,522
---------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $299,121   $290,188   $296,443
=============================================================================================
Capitalization Ratios (percent):
Common stock equity                                                53.4       54.4       51.9
Preferred and preference stock                                      6.7        6.9        8.5
Long-term debt                                                     39.9       38.7       39.6
---------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     100.0      100.0      100.0
=============================================================================================
First Mortgage Bonds (in thousands):
Issued                                                           30,000          -     30,000
Retired                                                          22,500      9,135     18,275
Preferred and Preference Stock (in thousands):
Issued                                                                -          -          -
Retired                                                               -      5,374      6,591
---------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            A1         A1         A1
  Standard and Poor's                                                 A          A          A
Preferred Stock -
  Moody's                                                          "a2"       "a2"       "a2"
  Standard and Poor's                                                A-         A-         A-
---------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                      97,446     96,452     94,766
Commercial                                                       12,153     12,045     12,298
Industrial                                                           73         76         69
Other                                                               897        867        856
---------------------------------------------------------------------------------------------
Total                                                           110,569    109,440    107,989
=============================================================================================
Employees (year-end)                                                672        648        643

Note:
NR = Not Rated





                                     II-248A

SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1994 Annual Report


=============================================================================================
                                                                   1988       1987       1986
---------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                              $182,440   $174,707   $174,847
Net Income after Dividends
  on Preferred and Preference Stocks (in thousands)             $24,272    $22,086    $20,452
Cash Dividends on Common Stock (in thousands)                   $11,700    $10,741     $9,353
Return on Average Common Equity (percent)                         17.03      17.03      17.52
Total Assets (in thousands)                                    $347,051   $340,109   $341,826
Gross Property Additions (in thousands)                         $23,254    $32,276    $26,800
---------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $148,883   $136,207   $123,133
Preferred stock                                                  22,300      2,300      2,300
Preferred and preference stock subject
  to mandatory redemption                                         3,075      9,665     10,256
Long-term debt                                                   98,285    129,329    137,821
---------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $272,543   $277,501   $273,510
=============================================================================================
Capitalization Ratios (percent):
Common stock equity                                                54.6       49.1       45.0
Preferred and preference stock                                      9.3        4.3        4.6
Long-term debt                                                     36.1       46.6       50.4
---------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     100.0      100.0      100.0
=============================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                -          -     25,000
Retired                                                          12,231     10,239     10,160
Preferred and Preference Stock (in thousands):
Issued                                                           20,000          -          -
Retired                                                             553        588        610
---------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            A1         A3         A3
  Standard and Poor's                                                A-         A-         A-
Preferred Stock -
  Moody's                                                          "a2"         NR         NR
  Standard and Poor's                                              BBB+       BBB+       BBB+
---------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                      93,486     92,094     89,951
Commercial                                                       12,135     11,812     11,405
Industrial                                                           69         67         67
Other                                                               828        762        731
---------------------------------------------------------------------------------------------
Total                                                           106,518    104,735    102,154
=============================================================================================
Employees (year-end)                                                655        655        658

Note:
NR = Not Rated





                                     II-248B

SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1994 Annual Report


==================================================================================
                                                                   1985       1984
----------------------------------------------------------------------------------

Operating Revenues (in thousands)                              $158,643   $148,721
Net Income after Dividends
  on Preferred and Preference Stocks (in thousands)             $15,279    $14,907
Cash Dividends on Common Stock (in thousands)                    $8,387     $8,010
Return on Average Common Equity (percent)                         14.41      15.31
Total Assets (in thousands)                                    $323,686   $323,318
Gross Property Additions (in thousands)                         $30,700    $29,724
----------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $110,385   $101,664
Preferred stock                                                   2,300      2,300
Preferred and preference stock subject
  to mandatory redemption                                        10,848     11,446
Long-term debt                                                  128,850    136,709
----------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $252,383   $252,119
==================================================================================
Capitalization Ratios (percent):
Common stock equity                                                43.7       40.3
Preferred and preference stock                                      5.2        5.5
Long-term debt                                                     51.1       54.2
----------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     100.0      100.0
==================================================================================
First Mortgage Bonds (in thousands):
Issued                                                           20,000          -
Retired                                                           5,592     10,532
Preferred and Preference Stock (in thousands):
Issued                                                                -          -
Retired                                                             588        525
----------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            A3         A3
  Standard and Poor's                                                A-       BBB+
Preferred Stock -
  Moody's                                                            NR         NR
  Standard and Poor's                                              BBB+       BBB+
----------------------------------------------------------------------------------
Customers (year-end):
Residential                                                      88,101     86,366
Commercial                                                       10,985     10,659
Industrial                                                           66         76
Other                                                               699        637
----------------------------------------------------------------------------------
Total                                                            99,851     97,738
==================================================================================
Employees (year-end)                                                653        632

Note:
NR = Not Rated





                                     II-248C

Savannah Electric and Power Company 1994 Annual Report


=============================================================================================
                                                                   1994       1993       1992
---------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                     $89,195    $93,883    $82,670
Commercial                                                       71,227     71,320     64,756
Industrial                                                       32,906     36,180     33,171
Other                                                             7,946      7,810      7,095
---------------------------------------------------------------------------------------------
Total retail                                                    201,274    209,193    187,692
Sales for resale - non-affiliates                                 4,786      6,021      7,821
Sales for resale - affiliates                                     6,446      2,433      1,505
---------------------------------------------------------------------------------------------
Total revenues from sales of electricity                        212,506    217,647    197,018
Other revenues                                                     (721)       795        743
---------------------------------------------------------------------------------------------
Total                                                          $211,785   $218,442   $197,761
=============================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                   1,298,122  1,329,362  1,216,993
Commercial                                                    1,045,831  1,015,935    953,840
Industrial                                                      799,543    854,324    861,121
Other                                                           119,593    115,969    110,270
---------------------------------------------------------------------------------------------
Total retail                                                  3,263,089  3,315,590  3,142,224
Sales for resale - non-affiliates                               201,716    247,203    367,066
Sales for resale - affiliates                                    93,001     75,384     37,632
---------------------------------------------------------------------------------------------
Total                                                         3,557,806  3,638,177  3,546,922
=============================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        6.87       7.06       6.79
Commercial                                                         6.81       7.02       6.79
Industrial                                                         4.12       4.23       3.85
Total retail                                                       6.17       6.31       5.97
Sale for resale                                                    3.81       2.62       2.30
Total sales                                                        5.97       5.98       5.55
Residential Average Annual Kilowatt-Hour Use Per Customer        12,686     13,269     12,369
Residential Average Annual Revenue Per Customer                 $871.68    $937.07    $840.23
Plant Nameplate Capacity Ratings (year-end) (megawatts)             788        628        628
Maximum Peak-Hour Demand (megawatts):
Winter                                                              617        524        533
Summer                                                              729        747        695
Annual Load Factor (percent)                                       54.3       54.1       55.0
Plant Availability - Fossil-Steam (percent)                        81.0       90.2       89.1
---------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               18.6       21.5       12.0
Oil and gas                                                         1.8        4.5        2.9
Purchased power -
  From non-affiliates                                               1.5        0.9        1.0
  From affiliates                                                  78.1       73.1       84.1
---------------------------------------------------------------------------------------------
Total                                                             100.0      100.0      100.0
=============================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              11,786     11,515     12,547
Cost of fuel per million BTU (cents)                             205.03     215.97     201.50
Average cost of fuel per net kilowatt-hour generated (cents)       2.42       2.49       2.53
=============================================================================================

Savannah Electric and Power Company 1994 Annual Report


=============================================================================================
                                                                   1991       1990       1989
---------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                     $80,541    $87,063    $85,113
Commercial                                                       61,827     65,462     65,474
Industrial                                                       30,492     30,237     28,304
Other                                                             6,561      6,782      6,892
---------------------------------------------------------------------------------------------
Total retail                                                    179,421    189,544    185,783
Sales for resale - non-affiliates                                 7,813      9,482      8,814
Sales for resale - affiliates                                     1,430      5,566      6,025
Total revenues from sales of electricity                        188,664    204,592    200,622
Other revenues                                                      982      1,043      1,177
---------------------------------------------------------------------------------------------
Total                                                          $189,646   $205,635   $201,799
=============================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                   1,195,005  1,183,486  1,109,976
Commercial                                                      925,757    892,931    839,756
Industrial                                                      825,862    644,704    561,063
Other                                                           106,683    103,539    101,164
---------------------------------------------------------------------------------------------
Total retail                                                  3,053,307  2,824,660  2,611,959
Sales for resale - non-affiliates                               372,085    441,090    437,943
Sales for resale - affiliates                                    32,581    294,042    303,142
---------------------------------------------------------------------------------------------
Total                                                         3,457,973  3,559,792  3,353,044
=============================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        6.74       7.36       7.67
Commercial                                                         6.68       7.33       7.80
Industrial                                                         3.69       4.69       5.04
Total retail                                                       5.88       6.71       7.11
Sale for resale                                                    2.28       2.05       2.00
Total sales                                                        5.46       5.75       5.98
Residential Average Annual Kilowatt-Hour Use Per Customer        12,323     12,339     11,781
Residential Average Annual Revenue Per Customer                 $830.54    $907.68    $903.37
Plant Nameplate Capacity Ratings (year-end) (megawatts)             605        605        605
Maximum Peak-Hour Demand (megawatts):
Winter                                                              526        428        548
Summer                                                              691        648        613
Annual Load Factor (percent)                                       54.1       53.2       52.4
Plant Availability - Fossil-Steam (percent)                        76.9       89.6       94.7
---------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               16.3       52.8       63.5
Oil and gas                                                         1.7        3.4        1.4
Purchased power -
  From non-affiliates                                               0.4        0.8        1.5
  From affiliates                                                  81.6       43.0       33.6
---------------------------------------------------------------------------------------------
Total                                                             100.0      100.0      100.0
=============================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,917     10,741     10,611
Cost of fuel per million BTU (cents)                             199.42     188.18     180.48
Average cost of fuel per net kilowatt-hour generated (cents)       2.18       2.02       1.92
=============================================================================================





                                     II-250A

Savannah Electric and Power Company 1994 Annual Report


=============================================================================================
                                                                   1988       1987       1986
---------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                     $81,098    $79,785    $80,348
Commercial                                                       62,640     60,285     59,547
Industrial                                                       26,865     27,422     27,694
Other                                                             6,557      6,315      6,300
---------------------------------------------------------------------------------------------
Total retail                                                    177,160    173,807    173,889
Sales for resale - non-affiliates                                   808          -          -
Sales for resale - affiliates                                     3,567          -          -
---------------------------------------------------------------------------------------------
Total revenues from sales of electricity                        181,535    173,807    173,889
Other revenues                                                      905        900        958
---------------------------------------------------------------------------------------------
Total                                                          $182,440   $174,707   $174,847
=============================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                   1,067,411  1,044,554  1,021,905
Commercial                                                      806,687    775,643    746,133
Industrial                                                      533,604    557,281    515,544
Other                                                            97,072     94,949     92,471
---------------------------------------------------------------------------------------------
Total retail                                                  2,504,774  2,472,427  2,376,053
Sales for resale - non-affiliates                                24,168          -          -
Sales for resale - affiliates                                   156,106          -          -
---------------------------------------------------------------------------------------------
Total                                                         2,685,048  2,472,427  2,376,053
=============================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        7.60       7.64       7.86
Commercial                                                         7.77       7.77       7.98
Industrial                                                         5.03       4.92       5.37
Total retail                                                       7.07       7.03       7.32
Sale for resale                                                    2.43          -          -
Total sales                                                        6.76       7.03       7.32
Residential Average Annual Kilowatt-Hour Use Per Customer        11,489     11,481     11,514
Residential Average Annual Revenue Per Customer                 $872.87    $876.95    $905.27
Plant Nameplate Capacity Ratings (year-end) (megawatts)             605        605        605
Maximum Peak-Hour Demand (megawatts):
Winter                                                              471        414        464
Summer                                                              574        562        565
Annual Load Factor (percent)                                       53.4       53.6       51.1
Plant Availability - Fossil-Steam (percent)                        77.1       81.2       86.9
---------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               79.8       74.3       81.9
Oil and gas                                                         5.4        4.4        6.8
Purchased power -
  From non-affiliates                                               5.9       19.9       11.3
  From affiliates                                                   8.9        1.4          -
---------------------------------------------------------------------------------------------
Total                                                             100.0      100.0      100.0
=============================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,683     10,551     10,607
Cost of fuel per million BTU (cents)                             178.31     176.10     186.30
Average cost of fuel per net kilowatt-hour generated (cents)       1.90       1.86       1.98
=============================================================================================






                                     II-250B

Savannah Electric and Power Company 1994 Annual Report


==================================================================================
                                                                   1985       1984
----------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                     $70,377    $65,059
Commercial                                                       53,696     50,538
Industrial                                                       28,335     27,233
Other                                                             5,823      5,505
----------------------------------------------------------------------------------
Total retail                                                    158,231    148,335
Sales for resale - non-affiliates                                     -          -
Sales for resale - affiliates                                         -          -
----------------------------------------------------------------------------------
Total revenues from sales of electricity                        158,231    148,335
Other revenues                                                      412        386
----------------------------------------------------------------------------------
Total                                                          $158,643   $148,721
==================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                     926,988    883,498
Commercial                                                      694,168    668,309
Industrial                                                      513,270    518,118
Other                                                            87,238     84,798
----------------------------------------------------------------------------------
Total retail                                                  2,221,664  2,154,723
Sales for resale - non-affiliates                                     -          -
Sales for resale - affiliates                                         -          -
----------------------------------------------------------------------------------
Total                                                         2,221,664  2,154,723
==================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        7.59       7.36
Commercial                                                         7.74       7.56
Industrial                                                         5.52       5.26
Total retail                                                       7.12       6.88
Sale for resale                                                       -          -
Total sales                                                        7.12       6.88
Residential Average Annual Kilowatt-Hour Use Per Customer        10,536     10,357
Residential Average Annual Revenue Per Customer                 $799.90    $762.67
Plant Nameplate Capacity Ratings (year-end) (megawatts)             605        605
Maximum Peak-Hour Demand (megawatts):
Winter                                                              440        360
Summer                                                              498        481
Annual Load Factor (percent)                                       54.7       54.1
Plant Availability - Fossil-Steam (percent)                        92.0       86.1
----------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               87.5       91.8
Oil and gas                                                         2.6        2.2
Purchased power -
  From non-affiliates                                               9.9        6.0
  From affiliates                                                     -          -
----------------------------------------------------------------------------------
Total                                                             100.0      100.0
==================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,581     10,498
Cost of fuel per million BTU (cents)                             198.80     196.20
Average cost of fuel per net kilowatt-hour generated (cents)       2.10       2.06
==================================================================================





                                     II-250C

STATEMENTS OF INCOME
Savannah Electric and Power Company


==========================================================================================================
For the Years Ended December 31,                                             1994       1993       1992
----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                                  $ 205,339  $ 216,009   $ 196,256
Revenues from affiliates                                                      6,446      2,433       1,505
----------------------------------------------------------------------------------------------------------
Total operating revenues                                                    211,785    218,442     197,761
----------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                                      18,555     24,976      14,162
   Purchased power from non-affiliates                                        1,839        793         494
   Purchased power from affiliates                                           55,822     56,274      56,492
   Other                                                                     41,623     45,610      36,884
Maintenance                                                                  12,560     13,516      14,232
Depreciation and amortization                                                17,854     16,467      16,829
Taxes other than income taxes                                                11,074     11,136      10,231
Federal and state income taxes                                               16,289     15,436      14,566
----------------------------------------------------------------------------------------------------------
Total operating expenses                                                    175,616    184,208     163,890
----------------------------------------------------------------------------------------------------------
Operating Income                                                             36,169     34,234      33,871
Other Income (Expense):
Allowance for equity funds used during construction                             831        958         446
Interest income                                                                  54        209         276
Other, net                                                                   (1,032)    (1,841)     (1,450)
Income taxes applicable to other income                                         864      1,117         758
----------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                               36,886     34,677      33,901
----------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                   12,585     10,696      10,870
Allowance for debt funds used during construction                            (1,225)      (699)       (289)
Interest on notes payable                                                       205        240          15
Amortization of debt discount, premium, and expense, net                        550        535         427
Other interest charges                                                          337        340         466
----------------------------------------------------------------------------------------------------------
Net interest charges                                                         12,452     11,112      11,489
----------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                     24,434     23,565      22,412
Cumulative effect as of January 1, 1988, of accruing unbilled
   revenues--less income taxes of $1,164(000)                                     -          -           -
----------------------------------------------------------------------------------------------------------
Net Income                                                                   24,434     23,565      22,412
Dividends on Preferred and Preference Stock                                   2,324      2,106       1,900
----------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock              $  22,110  $  21,459   $  20,512
==========================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
   Assuming Change in Method of Recording
   Revenues Was Applied Retroactively                                   $    22,110   $ 21,459   $ 20,512

STATEMENTS OF INCOME
Savannah Electric and Power Company


====================================================================================================================
For the Years Ended December 31,                                             1991       1990       1989       1988
--------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                                $   188,216  $200,069   $195,774   $178,873
Revenues from affiliates                                                      1,430     5,566      6,025      3,567
--------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                    189,646   205,635    201,799    182,440
--------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                                      14,415    42,630     44,224     46,578
   Purchased power from non-affiliates                                          297       611        616      3,593
   Purchased power from affiliates                                           49,007    34,648     26,361      6,586
   Other                                                                     32,945    30,630     29,371     28,271
Maintenance                                                                  12,475    12,754     12,281     14,261
Depreciation and amortization                                                16,549    16,118     20,343     19,771
Taxes other than income taxes                                                10,122     9,798      9,152      9,209
Federal and state income taxes                                               16,195    17,611     17,571     14,017
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    152,005   164,800    159,919    142,286
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                             37,641    40,835     41,880     40,154
Other Income (Expense):
Allowance for equity funds used during construction                             170       193          -        273
Interest income                                                                 589       741        719        355
Other, net                                                                     (879)     (803)      (672)    (1,423)
Income taxes applicable to other income                                         722       187        192        459
--------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                               38,243    41,153     42,119     39,818
--------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                   11,486    12,052     12,287     15,603
Allowance for debt funds used during construction                              (103)     (194)      (112)      (330)
Interest on notes payable                                                        25       116        402        230
Amortization of debt discount, premium, and expense, net                        380       241        274        196
Other interest charges                                                          525       665      1,313        336
--------------------------------------------------------------------------------------------------------------------
Net interest charges                                                         12,313    12,880     14,164     16,035
--------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                     25,930    28,273     27,955     23,783
Cumulative effect as of January 1, 1988, of accruing unbilled
   revenues--less income taxes of $1,164(000)                                     -         -          -      1,920
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                   25,930    28,273     27,955     25,703
Dividends on Preferred and Preference Stock                                   1,900     2,019      2,420      1,431
--------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock            $    24,030  $ 26,254   $ 25,535   $ 24,272
====================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
   Assuming Change in Method of Recording
   Revenues Was Applied Retroactively                                   $    24,030  $ 26,254   $ 25,535   $ 22,352


                                     II-252A

STATEMENTS OF INCOME
Savannah Electric and Power Company


====================================================================================================================
For the Years Ended December 31,                                             1987       1986       1985       1984
--------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                                $   174,707  $ 174,847  $ 158,643  $148,721
Revenues from affiliates                                                          -          -          -         -
--------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                    174,707    174,847    158,643   148,721
--------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                                      38,597     44,393     45,232    44,183
   Purchased power from non-affiliates                                       11,453      6,069      7,577     3,810
   Purchased power from affiliates                                            1,186      2,071      1,526     2,255
   Other                                                                     25,642     24,114     20,292    18,424
Maintenance                                                                  13,629     12,591     12,029    11,195
Depreciation and amortization                                                18,152     16,443     15,798    14,104
Taxes other than income taxes                                                 9,088      7,863      6,724     6,098
Federal and state income taxes                                               16,969     21,405     15,495    15,026
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    134,716    134,949    124,673   115,095
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                             39,991     39,898     33,970    33,626
Other Income (Expense):
Allowance for equity funds used during construction                             512         27        646       624
Interest income                                                                 925        924        943     1,200
Other, net                                                                     (464)      (553)      (107)     (173)
Income taxes applicable to other income                                        (317)      (217)      (389)     (548)
--------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                               40,647     40,079     35,063    34,729
--------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                   17,127     17,415     18,089    18,237
Allowance for debt funds used during construction                              (459)       (73)      (725)     (551)
Interest on notes payable                                                        70        315        437       172
Amortization of debt discount, premium, and expense, net                        237        234        302       241
Other interest charges                                                          251        335        213       188
--------------------------------------------------------------------------------------------------------------------
Net interest charges                                                         17,226     18,226     18,316    18,287
--------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                     23,421     21,853     16,747    16,442
Cumulative effect as of January 1, 1988, of accruing unbilled
   revenues--less income taxes of $1,164(000)                                     -          -          -         -
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                   23,421     21,853     16,747    16,442
Dividends on Preferred and Preference Stock                                   1,335      1,401      1,468     1,535
--------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock            $    22,086   $ 20,452   $ 15,279  $ 14,907
====================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
   Assuming Change in Method of Recording
   Revenues Was Applied Retroactively                                   $    21,865  $ 20,606   $  15,744   $ 14,665




                                     II-252B

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company


==================================================================================================
For the Years Ended December 31,                                     1994       1993       1992
--------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                       $   24,434  $  23,565  $  22,412
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                    19,353     17,482     17,757
    Deferred income taxes, net                                        1,625        607      5,947
    Deferred investment tax credits, net                                  -          -          -
    Allowance for equity funds used during construction                (831)      (958)      (446)
    Other, net                                                          826      2,853     (1,312)
    Changes in certain current assets and liabilities --
      Receivables, net                                               18,481    (16,839)    (4,107)
      Special deposits                                                    -          -        350
      Inventories                                                     1,144     (3,947)     4,435
      Payables                                                      (19,957)    18,742        351
      Other                                                            (117)     3,282      2,083
--------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          44,958     44,787     47,470
--------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (30,078)   (72,858)   (30,132)
Sales of property                                                         -          -          -
Other                                                                  (841)     1,676     (1,073)
--------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (30,919)   (71,182)   (31,205)
--------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
  Preferred stock                                                         -     35,000          -
  First mortgage bonds                                                    -     45,000     30,000
  Pollution control bonds                                                 -      4,085     13,870
  Other long-term debt                                                8,500     10,000          -
  Common Stock                                                            -          -          -
Retirements:
  Preferred and preference stock                                          -    (20,000)         -
  First mortgage bonds                                               (5,065)         -    (38,750)
  Pollution control bonds                                                 -     (4,085)   (14,550)
  Other long-term debt                                                 (823)   (10,356)      (217)
Notes payable, net                                                     (500)    (4,500)     7,500
Payment of preferred and preference stock dividends                  (2,129)    (2,222)    (1,900)
Payment of common and class A stock dividends                       (16,300)   (21,000)   (22,000)
Miscellaneous                                                           (74)    (3,400)    (3,985)
--------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities              (16,391)    28,522    (30,032)
--------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                 (2,352)     2,127    (13,767)
Cash and Cash Equivalents at Beginning of Year                        3,915      1,788     15,555
--------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                         $    1,563  $   3,915  $   1,788
==================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company


=============================================================================================================
For the Years Ended December 31,                                     1991       1990       1989        1988
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                       $   25,930  $  28,273  $  27,955   $  25,703
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                    17,501     16,995     21,310      20,592
    Deferred income taxes, net                                        1,601      2,782      3,476       3,568
    Deferred investment tax credits, net                                  -          -          -           -
    Allowance for equity funds used during construction                (170)      (193)         -        (273)
    Other, net                                                       (1,876)       511       (775)        718
    Changes in certain current assets and liabilities --
      Receivables, net                                                5,291      1,541     (6,949)     (7,062)
      Special deposits                                                1,348        185      2,708        (558)
      Inventories                                                    (1,082)     1,246     (1,503)      3,063
      Payables                                                          568       (228)     1,086      (1,151)
      Other                                                           3,710       (319)     1,544      (1,684)
-------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          52,821     50,793     48,852      42,916
-------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (19,478)   (20,086)   (18,831)    (23,254)
Sales of property                                                         -          -          -           -
Other                                                                   407       (120)       381      (4,042)
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (19,071)   (20,206)   (18,450)    (27,296)
-------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
  Preferred stock                                                         -          -          -      20,000
  First mortgage bonds                                               30,000          -     30,000           -
  Pollution control bonds                                                 -          -          -           -
  Other long-term debt                                                    -          -          -           -
  Common Stock                                                            -          -          -         403
Retirements:
  Preferred and preference stock                                          -     (5,374)    (6,591)       (553)
  First mortgage bonds                                              (22,500)    (9,135)   (18,275)    (12,231)
  Pollution control bonds                                              (515)      (485)      (455)       (430)
  Other long-term debt                                                 (275)      (364)    (7,656)     (4,401)
Notes payable, net                                                   (1,500)     1,500          -           -
Payment of preferred and preference stock dividends                  (1,900)    (2,113)    (2,318)     (1,284)
Payment of common and class A stock dividends                       (22,000)   (22,000)   (20,000)    (14,407)
Miscellaneous                                                          (477)        47     (1,071)       (269)
-------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities              (19,167)   (37,924)   (26,366)    (13,172)
-------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                 14,583     (7,337)     4,036       2,448
Cash and Cash Equivalents at Beginning of Year                          972      8,309      4,273       1,825
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                         $   15,555  $     972  $   8,309   $   4,273
=============================================================================================================
( ) Denotes use of cash.






                                    II-254A

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company


==============================================================================================================
For the Years Ended December 31,                                     1987       1986       1985        1984
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                       $   23,421  $  21,853  $  16,747   $  16,442
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                    19,126     16,855     16,484      14,216
    Deferred income taxes, net                                          925      4,443      3,034       3,104
    Deferred investment tax credits, net                                 (5)       489      3,084       2,043
    Allowance for equity funds used during construction                (512)       (27)      (646)       (624)
    Other, net                                                       (1,016)       474     (1,730)         35
    Changes in certain current assets and liabilities --
      Receivables, net                                                1,360      1,456     (1,122)        180
      Special deposits                                                 (587)       (53)      (916)        (27)
      Inventories                                                      (503)       663      5,563      (7,006)
      Payables                                                          (78)    (1,750)     2,135       1,637
      Other                                                            (757)     1,916          2         521
--------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          41,374     46,319     42,635      30,521
--------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (32,276)   (26,800)   (30,700)    (29,724)
Sales of property                                                         -          -      1,145         193
Other                                                                 1,296       (824)     2,682       1,561
--------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (30,980)   (27,624)   (26,873)    (27,970)
--------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
  Preferred stock                                                         -          -          -           -
  First mortgage bonds                                                    -     25,000     20,000           -
  Pollution control bonds                                                 -          -          -           -
  Other long-term debt                                                    -          -          -           -
  Common Stock                                                        1,693      1,691      1,777       1,639
Retirements:
  Preferred and preference stock                                       (588)      (610)      (588)       (525)
  First mortgage bonds                                              (10,239)   (10,160)    (5,592)    (10,532)
  Pollution control bonds                                              (405)      (380)      (360)       (335)
  Other long-term debt                                               (3,954)    (3,075)   (17,721)     (2,965)
Notes payable, net                                                        -     (4,500)    (4,500)      9,000
Payment of preferred and preference stock dividends                  (1,351)    (1,418)    (1,485)     (1,552)
Payment of common and class A stock dividends                       (10,383)    (9,114)    (8,347)     (7,763)
Miscellaneous                                                             -       (436)      (383)          -
--------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities              (25,227)    (3,002)   (17,199)    (13,033)
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                (14,833)    15,693     (1,437)    (10,482)
Cash and Cash Equivalents at Beginning of Year                       16,658        965      2,402      12,884
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                         $    1,825  $  16,658  $     965   $   2,402
==============================================================================================================
( ) Denotes use of cash.




                                     II-254B

BALANCE SHEETS
Savannah Electric and Power Company


=================================================================================================
At December 31,                                                      1994       1993       1992
-------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                               $ 312,215  $ 257,708  $ 258,539
  Transmission                                                      100,956     99,791     93,182
  Distribution                                                      251,323    237,012    222,024
  General                                                            28,938     28,010     25,851
  Construction work in progress                                       5,930     49,797      5,966
-------------------------------------------------------------------------------------------------
    Total utility plant                                             699,362    672,318    605,562
Accumulated provision for depreciation                              267,590    251,565    240,094
-------------------------------------------------------------------------------------------------
    Total                                                           431,772    420,753    365,468
Less property-related accumulated deferred income taxes                   -          -     65,725
-------------------------------------------------------------------------------------------------
    Total                                                           431,772    420,753    299,743
-------------------------------------------------------------------------------------------------
Other Property and Investments                                        1,790      1,793      1,795
-------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                           1,563      3,915      1,788
  Receivables, net                                                   12,328     27,714     14,480
  Accrued unbilled revenues                                           4,780      3,789      3,401
  Fuel cost under recovery                                            3,113      7,112      3,895
  Fossil fuel stock, at average cost                                  7,557      8,419      4,895
  Materials and supplies, at average cost                             9,076      9,358      8,935
  Prepayments                                                         7,446      4,849      1,599
-------------------------------------------------------------------------------------------------
    Total                                                            45,863     65,156     38,993
-------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                           23,521     24,890          -
  Miscellaneous                                                      15,359     14,595     11,644
-------------------------------------------------------------------------------------------------
    Total                                                            38,880     39,485     11,644
-------------------------------------------------------------------------------------------------
Total Assets                                                      $ 518,305  $ 527,187  $ 352,175
=================================================================================================

BALANCE SHEETS
Savannah Electric and Power Company


==========================================================================================================
At December 31,                                                      1991       1990       1989      1988
----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                              $  247,017  $246,278  $ 242,988  $241,833
  Transmission                                                       90,198    73,358     72,299    71,601
  Distribution                                                      212,576   217,913    204,611   192,335
  General                                                            24,283    22,990     22,482    21,686
  Construction work in progress                                       4,211     1,354      2,880     1,684
----------------------------------------------------------------------------------------------------------
    Total utility plant                                             578,285   561,893    545,260   529,139
Accumulated provision for depreciation                              225,605   211,725    198,228   178,888
----------------------------------------------------------------------------------------------------------
    Total                                                           352,680   350,168    347,032   350,251
Less property-related accumulated deferred income taxes              62,737    58,106     54,418    51,487
----------------------------------------------------------------------------------------------------------
    Total                                                           289,943   292,062    292,614   298,764
----------------------------------------------------------------------------------------------------------
Other Property and Investments                                           39        39         49        49
----------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                          15,555       972      8,309     4,273
  Receivables, net                                                   14,549    14,450     14,300    15,714
  Accrued unbilled revenues                                           3,252     3,831      4,501     3,889
  Fuel cost under recovery                                                -     5,662      6,881     1,838
  Fossil fuel stock, at average cost                                  9,196     8,071      9,706     8,455
  Materials and supplies, at average cost                             9,069     9,112      8,723     8,471
  Prepayments                                                         4,544     1,492        585     1,240
----------------------------------------------------------------------------------------------------------
    Total                                                            56,165    43,590     53,005    43,880
----------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                -         -          -         -
  Miscellaneous                                                       6,358     4,359      4,219     4,358
----------------------------------------------------------------------------------------------------------
    Total                                                             6,358     4,359      4,219     4,358
----------------------------------------------------------------------------------------------------------
Total Assets                                                     $  352,505  $340,050  $ 349,887  $347,051
==========================================================================================================




                                     II-256A

BALANCE SHEETS
Savannah Electric and Power Company


==========================================================================================================
At December 31,                                                      1987       1986       1985      1984
----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                              $  236,587  $232,316  $ 229,765  $215,908
  Transmission                                                       69,822    65,215     61,843    55,047
  Distribution                                                      177,163   160,346    147,563   136,807
  General                                                            17,513    14,838     13,153    10,585
  Construction work in progress                                       7,214     5,270      1,915    10,609
----------------------------------------------------------------------------------------------------------
    Total utility plant                                             508,299   477,985    454,239   428,956
Accumulated provision for depreciation                              161,531   144,232    130,279   116,576
----------------------------------------------------------------------------------------------------------
    Total                                                           346,768   333,753    323,960   312,380
Less property-related accumulated deferred income taxes              49,255    46,496     41,026    32,859
----------------------------------------------------------------------------------------------------------
    Total                                                           297,513   287,257    282,934   279,521
----------------------------------------------------------------------------------------------------------
Other Property and Investments                                           49        39         39        52
----------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                           1,825    16,658        965     2,402
  Receivables, net                                                   14,419    13,806     14,472    12,350
  Accrued unbilled revenues                                               -         -          -         -
  Fuel cost under recovery                                                -       787      1,524     1,609
  Fossil fuel stock, at average cost                                 12,359    12,642     13,615    19,554
  Materials and supplies, at average cost                             7,630     6,844      6,534     6,157
  Prepayments                                                         2,786       978        383       117
----------------------------------------------------------------------------------------------------------
    Total                                                            39,019    51,715     37,493    42,189
----------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                -         -          -         -
  Miscellaneous                                                       4,127     2,815      3,220     1,556
----------------------------------------------------------------------------------------------------------
    Total                                                             4,127     2,815      3,220     1,556
----------------------------------------------------------------------------------------------------------
Total Assets                                                     $  340,708  $341,826  $ 323,686  $323,318
==========================================================================================================




                                     II-256B

BALANCE SHEETS
Savannah Electric and Power Company


================================================================================================
At December 31,                                                      1994       1993       1992
------------------------------------------------------------------------------------------------
(Thousands of Dollars)

                                                                                          >
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                   $   54,223  $ 54,223  $  54,223
  Paid-in capital                                                     8,688     8,688      8,688
  Additional minimum liability
     for under-funded pension obligations                              (546)   (2,121)         -
  Retained Earnings                                                  99,216    93,479     95,465
------------------------------------------------------------------------------------------------
    Total common equity                                             161,581   154,269    158,376
  Preferred stock                                                    35,000    35,000     20,000
  Preferred and preference stock subject to mandatory redemption          -         -          -
  Long-term debt                                                    155,922   151,338    110,767
------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                   352,503   340,607    289,143
------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                              2,500     3,000      7,500
  Preferred and preference stock due within one year                      -         -          -
  Long-term debt due within one year                                  2,579     4,499      1,319
  Accounts payable                                                    8,991    30,442     11,179
  Customer deposits                                                   4,698     4,714      4,541
  Fuel cost over recovery                                                 -         -          -
  Taxes accrued                                                       1,133     1,529      3,016
  Interest accrued                                                    6,830     6,730      5,733
  Vacation pay accrued                                                1,823     1,638      1,790
  Miscellaneous                                                       8,282     8,703      5,025
------------------------------------------------------------------------------------------------
    Total                                                            36,836    61,255     40,103
------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                  70,786    66,947          -
  Accumulated deferred investment tax credits                        14,637    15,301     15,964
  Deferred credits related to income taxes                           25,487    26,173          -
  Deferred under-funded accrued benefit obligation                    3,022     5,855          -
  Miscellaneous                                                      15,034    11,049      6,965
------------------------------------------------------------------------------------------------
    Total                                                           128,966   125,325     22,929
------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                             $  518,305  $527,187  $ 352,175
================================================================================================

BALANCE SHEETS
Savannah Electric and Power Company


==========================================================================================================
At December 31,                                                      1991       1990       1989      1988
----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                   $   54,223  $ 54,223  $  54,223  $ 54,223
  Paid-in capital                                                     8,665     8,665      8,665     8,665
  Additional minimum liability
     for under-funded pension obligations                                 -         -          -         -
  Retained Earnings                                                  96,953    94,923     90,849    85,995
----------------------------------------------------------------------------------------------------------
    Total common equity                                             159,841   157,811    153,737   148,883
  Preferred stock                                                    20,000    20,000     22,300    22,300
  Preferred and preference stock subject to mandatory redemption          -         -      2,884     3,075
  Long-term debt                                                    119,280   112,377    117,522    98,285
----------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                   299,121   290,188    296,443   272,543
----------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                  -     1,500          -         -
  Preferred and preference stock due within one year                      -         -        190     6,590
  Long-term debt due within one year                                  2,442     2,358      7,091    23,217
  Accounts payable                                                   10,176     8,786      9,078     7,950
  Customer deposits                                                   4,528     4,472      4,296     3,983
  Fuel cost over recovery                                             1,603         -          -         -
  Taxes accrued                                                         724     1,387      1,749     1,899
  Interest accrued                                                    4,657     3,415      4,287     4,154
  Vacation pay accrued                                                1,672     1,604      1,477     1,412
  Miscellaneous                                                       4,823     3,398      2,880     1,705
----------------------------------------------------------------------------------------------------------
    Total                                                            30,625    26,920     31,048    50,910
----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                       -         -          -         -
  Accumulated deferred investment tax credits                        16,628    17,292     17,971    19,106
  Deferred credits related to income taxes                                -         -          -         -
  Deferred under-funded accrued benefit obligation                        -         -          -         -
  Miscellaneous                                                       6,131     5,650      4,425     4,492
---------------------------------------------------------------------------------------------------------
    Total                                                            22,759    22,942     22,396    23,598
----------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                             $  352,505  $340,050  $ 349,887  $347,051
==========================================================================================================




                                     II-258A

BALANCE SHEETS
Savannah Electric and Power Company


==========================================================================================================
At December 31,                                                      1987       1986       1985      1984
----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                   $   54,131  $ 53,174  $  52,332  $ 51,271
  Paid-in capital                                                     8,353     7,623      6,774     6,059
  Additional minimum liability
     for under-funded pension obligations                                 -         -          -         -
  Retained Earnings                                                  73,723    62,336     51,279    44,334
----------------------------------------------------------------------------------------------------------
    Total common equity                                             136,207   123,133    110,385   101,664
  Preferred stock                                                     2,300     2,300      2,300     2,300
  Preferred and preference stock subject to mandatory redemption      9,665    10,256     10,848    11,446
  Long-term debt                                                    129,329   137,821    128,850   136,709
----------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                   277,501   273,510    252,383   252,119
----------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                  -         -      4,500     9,000
  Preferred and preference stock due within one year                    553       550        568       558
  Long-term debt due within one year                                  8,956    14,836     12,636     8,510
  Accounts payable                                                    9,427    10,329     12,584     9,956
  Customer deposits                                                   3,729     3,403      3,256     2,846
  Fuel cost over recovery                                               599         -          -         -
  Taxes accrued                                                       3,713     4,834      3,595     8,663
  Interest accrued                                                    4,599     4,906      4,984     5,253
  Vacation pay accrued                                                1,306     1,255      1,150     1,086
  Miscellaneous                                                       6,257     3,650      3,356     3,336
----------------------------------------------------------------------------------------------------------
    Total                                                            39,139    43,763     46,629    49,208
----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                       -         -          -         -
  Accumulated deferred investment tax credits                        20,264    21,663     22,265    20,117
  Deferred credits related to income taxes                                -         -          -         -
  Deferred under-funded accrued benefit obligation                        -         -          -         -
  Miscellaneous                                                       3,804     2,890      2,409     1,874
----------------------------------------------------------------------------------------------------------
    Total                                                            24,068    24,553     24,674    21,991
----------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                             $  340,708  $341,826  $ 323,686  $323,318
==========================================================================================================




                                     II-258B

                      SAVANNAH ELECTRIC AND POWER COMPANY
                  OUTSTANDING SECURITIES AT DECEMBER 31, 1994

                              First Mortgage Bonds


         Amount           Interest   Amount
Series   Issued           Rate       Outstanding     Maturity
-------------------------------------------------------------
         (Thousands)                 (Thousands)
 1993    $ 20,000         6-3/8%     $ 20,000        7/1/03
 1989      30,000         9-1/4%       28,950        10/1/19
 1991      30,000         9-3/8%       29,700        7/1/21
 1992      30,000         8.30%        30,000        7/1/22
 1993      25,000         7.40%        25,000        7/1/23
         --------                    --------
         $135,000                    $133,650
         ========                    ========


                            Pollution Control Bonds


         Amount           Interest   Amount
Series   Issued           Rate       Outstanding     Maturity
-------------------------------------------------------------
         (Thousands)                 (Thousands)
 1993    $  4,085         Variable   $  4,085        1/1/16
 1992      13,870         6-3/4%       13,870        2/1/22
         --------                    --------
         $ 17,955                    $ 17,955
         ========                    ========

                                Preferred Stock

         Shares           Dividend   Amount
Series   Outstanding      Rate       Outstanding
-------------------------------------------------------------
                                    (Thousands)
 1993    1,400,000        6.64%      $ 35,000

                      SAVANNAH ELECTRIC AND POWER COMPANY

                         SECURITIES RETIRED DURING 1994

                              First Mortgage Bonds

                           Principal                       Interest
   Series                   Amount                           Rate
---------------------------------------------------------------------
                         (Thousands)
   1964                   $3,715                             4-5/8%
   1989                    1,050                             9-1/4%
   1991                      300                             9-3/8%
                          ------
                          $5,065
                          ======

                                    PART III

Items 10, 11, 12 and 13 for SOUTHERN are incorporated by reference to ELECTION OF DIRECTORS in SOUTHERN's definitive Proxy Statement relating to the 1995 annual meeting of stockholders.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

                 ALABAMA

 (a)(1) Identification of directors of ALABAMA.

Elmer B. Harris (1)
President and Chief Executive Officer of ALABAMA
Age 55
Served as Director since 3-1-89

Bill M. Guthrie
Executive Vice President of ALABAMA
Age 61
Served as Director since 12-16-88

Whit Armstrong (2)
Age 47
Served as Director since 9-24-82

Philip E. Austin (2)
Age 53
Served as Director since 1-25-91

Margaret A. Carpenter (2)
Age 70
Served as Director since 2-26-93

A. W. Dahlberg (2)
Age 54
Served as Director since 4-22-94

Peter V. Gregerson, Sr. (2)
Age 66
Served as Director since 10-22-93

Crawford T. Johnson, III (2)
Age 70
Served as Director since 4-18-69

Carl E. Jones, Jr. (2)
Age 54
Served as Director since 4-22-88

Wallace D. Malone, Jr. (2)
Age 58
Served as Director since 6-22-90

William V. Muse (2)
Age 55
Served as Director since 2-26-93

John T. Porter (2)
Age 63
Served as Director since 10-22-93

Gerald H. Powell (2)
Age 68
Served as Director since 2-28-86

Robert D. Powers (2)
Age 45
Served as Director since 1-24-92

John W. Rouse (2)
Age 57
Served as Director since 4-22-88

William J. Rushton, III (2)
Age 65
Served as Director since 9-18-70

James H. Sanford (2)
Age 50
Served as Director since 8-1-83

John C. Webb, IV (2)
Age 52
Served as Director since 4-22-77

John W. Woods (2)
Age 63
Served as Director since 4-20-73

(1)  Previously served as Director of ALABAMA from 1980 to 1985.
(2)  No position other than Director.

    Each of the above is currently a director of ALABAMA, serving a term running from the last annual meeting of ALABAMA's stockholder (April 22, 1994) for one year until the next annual meeting or until a successor is elected and qualified.


                                     III-1

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of ALABAMA acting solely in their capacities as such.

    (b)(1) Identification of executive officers of ALABAMA.

Elmer B. Harris (1)
President, Chief Executive Officer and Director
Age 55
Served as Executive Officer since 3-1-89

Banks H. Farris
Executive Vice President
Age 60
Served as Executive Officer since 12-3-91

William B. Hutchins, III
Executive Vice President and Chief Financial Officer
Age 51
Served as Executive Officer since 12-3-91

Charles D. McCrary
Executive Vice President
Age 43
Served as Executive Officer since 1-1-91

T. Harold Jones
Senior Vice President
Age 64
Served as Executive Officer since 12-1-91

(1)  Previously served as executive officer of ALABAMA from 1979 to 1985.

    Each of the above is currently an executive officer of ALABAMA, serving a term running from the last annual meeting of the directors (April 22, 1994) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of ALABAMA acting solely in their capacities as such.

    (c)(1) Identification of certain significant employees.
           None.

    (d)(1) Family relationships.
           None.

    (e)(1) Business experience.

Elmer B. Harris - Elected in 1989; Chief Executive Officer. He previously served as Senior Executive Vice President of GEORGIA from 1986 to 1989. Director of SOUTHERN and AmSouth Bancorporation.

Bill M. Guthrie - Elected in 1988; also served since 1991 as Chief Production Officer of SOUTHERN system and Executive Vice President and Chief Production Officer of SCS; Vice President of SOUTHERN, GULF, MISSISSIPPI and SAVANNAH and Executive Vice President of GEORGIA. Responsible primarily for providing overall management of materials management, fuel services, operating and planning services, fossil, hydro and bulk power operations of the Southern electric system.

Whit Armstrong - President, Chairman and Chief Executive Officer of The
Citizens Bank, Enterprise, Alabama. Also, President and Chairman of the Board of Enterprise Capital Corporation, Inc.

Philip E. Austin - Chancellor, The University of Alabama System. Previously President and Chancellor of Colorado State University.

Margaret A. Carpenter - President, Compos-it, Inc. (typographics), Montgomery, Alabama.

A. W. Dahlberg - Chairman, President and Chief Executive Officer of
SOUTHERN effective March 1, 1995. He previously served as President of SOUTHERN from 1994 to 1995 and President and Chief Executive Officer of GEORGIA from 1988 through 1993. Director of SOUTHERN, GEORGIA, Trust Company Bank, Trust Company of Georgia, Protective Life Corporation and Equifax, Inc.

Peter V. Gregerson, Sr. - Chairman Emeritus of Gregerson's Foods, Inc. (retail groceries), Gadsden, Alabama. Director of AmSouth Bank of Gadsden, Alabama.

                                     III-2

Crawford T. Johnson, III - Chairman of Coca-Cola Bottling Company United, Inc., Birmingham, Alabama. Director of Protective Life Corporation, AmSouth Bancorporation and Russell Corporation.

Carl E. Jones, Jr. - Chairman and Chief Executive Officer of First Alabama Bank, Mobile, Alabama.

Wallace D. Malone, Jr. - Chairman and Chief Executive Officer of SouthTrust Corporation, bank holding company, Birmingham, Alabama.

William V. Muse - President and Chief Executive Officer of Auburn University. He previously served as President of the University of Akron from 1984 to 1992.

John T. Porter - Pastor of Sixth Avenue Baptist Church, Birmingham, Alabama. Director of Citizen Federal Bank.

Gerald H. Powell - President, Dixie Clay Company of Alabama, Inc.
(refractory clay producer), Jacksonville, Alabama.

Robert D. Powers - President, The Eufaula Agency, Inc. (real estate and insurance), Eufaula, Alabama.

John W. Rouse - President and Chief Executive Officer of Southern Research Institute (non-profit research institute), Birmingham, Alabama. Director of Protective Life Corporation.

William J. Rushton, III - Chairman Emeritus of the Board, Protective Life Corporation (insurance holding company), Birmingham, Alabama. Director of SOUTHERN and AmSouth Bancorporation.

James H. Sanford - President, HOME Place Farms Inc. (diversified farmers and ginners), Prattville, Alabama.

John C. Webb, IV - President, Webb Lumber Company, Inc. (wholesale lumber), Demopolis, Alabama.

John W. Woods - Chairman and Chief Executive Officer, AmSouth
Bancorporation (multi-bank holding company), Birmingham, Alabama. Director of Protective Life Corporation.

Banks H. Farris - Elected in 1991; responsible primarily for providing the overall management of the Human Resources, Information Resources, Power Delivery and Marketing Departments and the six geographic divisions. He previously served as Senior Vice President from 1991 to 1994 and Vice President - Human Resources from 1989 to 1991.

William B. Hutchins, III - Elected in 1991; Chief Financial Officer, responsible primarily for providing the overall management of accounting and financial planning activities. He previously served as Senior Vice President and Chief Financial Officer from 1991 to 1994 and Vice President and Treasurer from 1983 to 1991.

Charles D. McCrary - Elected in 1991; responsible for the External Relations Department, Operating Services and Corporate Services. He previously served as Senior Vice President from 1991 to 1994 and Vice President of Administrative Services - Nuclear of SCS from 1988 to 1991.

T. Harold Jones - Elected in 1991; responsible primarily for providing the overall management of the Fossil Generation, Hydro Generation, Power Generation Services and Fuels Departments. He previously served as Vice President - Fossil Generation from 1986 to 1991.

   (f)(1) Involvement in certain legal proceedings.
          None.



                                     III-3

                                   GEORGIA

    (a)(2) Identification of directors of GEORGIA.

H. Allen Franklin
President and Chief Executive Officer.
Age 50
Served as Director since 1-1-94.

Warren Y. Jobe
Executive Vice President, Treasurer and Chief Financial Officer.
Age 54
Served as Director since 8-1-82

Bennett A. Brown (1)
Age 65
Served as Director since 5-15-80

A. W. Dahlberg (1)
Age 54
Served as Director since 6-1-88

William A. Fickling, Jr. (1)
Age 62
Served as Director since 4-18-73

L. G. Hardman III (1)
Age 55
Served as Director since 6-25-79

James R. Lientz, Jr. (1)
Age 51
Served as Director since 7-1-93

William A. Parker, Jr. (1)
Age 67
Served as Director since 5-19-65

G. Joseph Prendergast (1)
Age 49
Served as Director since 1-20-93

Herman J. Russell (1)
Age 64
Served as Director since 5-18-88

Gloria M. Shatto (1)
Age 63
Served as Director since 2-20-80

William Jerry Vereen (1)
Age 54
Served as Director since 5-18-88

Carl Ware (1) (2)
Age 51
Served as Director since 2-15-95

Thomas R. Williams (1)
Age 66
Served as Director since 3-17-82

(1)  No position other than Director.
(2) Previously served as Director of GEORGIA from 1980 to 1991.

    Each of the above is currently a director of GEORGIA, serving a term running from the last annual meeting of GEORGIA's stockholder (May 18, 1994) for one year until the next annual meeting or until a successor is elected and qualified, except for Mr. Ware whose election was effective on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GEORGIA acting solely in their capacities as such.

   (b)(2)  Identification of executive officers of GEORGIA.

H. Allen Franklin
President, Chief Executive Officer and Director
Age 50
Served as Executive Officer since 1-1-94

Warren Y. Jobe
Executive Vice President, Treasurer, Chief Financial Officer and Director
Age 54
Served as Executive Officer since 5-19-82

Dwight H. Evans
Executive Vice President - External Affairs
Age 46
Served as Executive Officer since 4-19-89


                                     III-4

W. G. Hairston, III
Executive Vice President - Nuclear
Age 50
Served as Executive Officer since 6-1-93

Gene R. Hodges
Executive Vice President - Customer Operations
Age 56
Served as Executive Officer since 11-19-86

Wayne T. Dahlke
Senior Vice President - Power Delivery
Age 54
Served as Executive Officer since 4-19-89

James K. Davis
Senior Vice President - Corporate Relations
Age 54
Served as Executive Officer since 10-1-93

Robert H. Haubein
Senior Vice President - Fossil/Hydro Power
Age 55
Served as Executive Officer since 2-19-92

Gale E. Klappa
Senior Vice President - Marketing
Age 44
Served as Executive Officer since 2-19-92

Fred D. Williams
Senior Vice President - Bulk Power Markets
Age 50
Served as Executive Officer since 11-18-92

    Each of the above is currently an executive officer of GEORGIA, serving a term running from the last annual meeting of the directors (May 18, 1994) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of GEORGIA acting solely in their capacities as such.

   (c)(2)  Identification of certain significant employees.
           None.

   (d)(2)  Family relationships.
           None.

   (e)(2)  Business experience.

H. Allen Franklin - President and Chief Executive Officer since January
1994. He previously served as President and Chief Executive Officer of SCS from 1988 through 1993. Director of SOUTHERN and SouthTrust Corporation.

Warren Y. Jobe - Executive Vice President and Chief Financial Officer since 1982 and Treasurer since 1992. Responsible for financial and accounting operations and planning, internal auditing, procurement, corporate services, corporate secretary and treasury operations.

Bennett A. Brown - Retired from serving as Chairman of the Board of NationsBank on December 31, 1992. Previously Chairman of the Board and Chief Executive Officer of C&S/Sovran Corporation. Director of Cousins Properties.

A. W. Dahlberg - Chairman, President and Chief Executive Officer of
SOUTHERN effective March 1, 1995. He previously served as President of SOUTHERN from 1994 to 1995 and President and Chief Executive Officer of GEORGIA from 1988 through 1993. Director of SOUTHERN, ALABAMA, Trust Company Bank, Trust Company of Georgia, Protective Life Corporation and Equifax, Inc.

William A. Fickling, Jr. - Co-Chairman of the Board and Chief Executive Officer of Beech Street Corporation (provider of managed care services).

L. G. Hardman III - Chairman of the Board of First National Bank of
Commerce, Georgia and Chairman of the Board and Chief Executive Officer of First Commerce Bancorp, Inc. Chairman of the Board, President and Treasurer of Harmony Grove Mills, Inc. (real estate investments). Director of SOUTHERN.

James R. Lientz, Jr. - President of NationsBank of Georgia since 1993. He previously served as President and Chief Executive Officer of former Citizens & Southern Bank of South Carolina (now NationsBank) from 1990 to 1993.


                                     III-5

William A. Parker, Jr. - Chairman of the Board, Seminole Investment Co., L.L.C. (private investments), Atlanta, Georgia. Director of SOUTHERN, Genuine Parts Company, Life Insurance Company of Georgia, Atlantic Realty Company, ING North America Insurance Company, Post Properties, Inc. and Haverty Furniture Companies, Inc.

G. Joseph Prendergast - Chairman Wachovia Bank of Georgia, N.A. since April 1994. He previously served as President and Chief Executive Officer, Wachovia Corporation of Georgia and Wachovia Bank of Georgia, N.A. from 1993 to 1994 and from 1988 to 1993 as Executive Vice President of Wachovia Corporation and President of Wachovia Corporate Services, Inc.

Herman J. Russell - Chairman of the Board and Chief Executive Officer, H.
J. Russell & Company (construction), Atlanta, Georgia. Chairman of the Board, Citizens Trust Bank, and Citizens Bancshares Corporation Atlanta, Georgia. Director of Wachovia Corporation.

Gloria M. Shatto - President, Berry College, Mount Berry, Georgia. Director of SOUTHERN, Becton Dickinson & Company, Kmart Corporation and Texas Instruments, Inc.

William Jerry Vereen - President, Treasurer and Chief Executive Officer of Riverside Manufacturing Company (manufacture and sale of uniforms), Moultrie, Georgia. Director of Gerber Scientific, Inc., Textile Clothing Technology Group and Blue Cross/Blue Shield of Georgia.

Carl Ware - President, Africa Group, Coca-Cola International; Senior Vice President, The Coca-Cola Co.

Thomas R. Williams - President of The Wales Group, Inc. (investments),
Atlanta, Georgia. Director of ConAgra, Inc., BellSouth Corporation, National Life Insurance Company of Vermont, AppleSouth, Inc., American Software, Inc. and The Fidelity Group of Funds.

Dwight H. Evans - Executive Vice President - External Affairs since 1989.

W. G. Hairston, III - Executive Vice President - Nuclear since 1993. Also, he has served as President and Chief Operating Officer of Southern Nuclear since May 1993 and Chief Executive Officer since December 1993. Executive Vice President of Southern Nuclear from 1992 to 1993 and Senior Vice President of Southern Nuclear from 1990 to 1992.

Gene R. Hodges - Executive Vice President - Customer Operations since 1992. Senior Vice President - Region/Land Operations from 1990 to 1992.

Wayne T. Dahlke - Senior Vice President - Power Delivery since 1992. Senior Vice President - Marketing from 1989 to 1992.

James K. Davis - Senior Vice President - Corporate Relations since 1993. Vice President of Corporate Relations from 1988 to 1993.

Robert H. Haubein - Senior Vice President - Fossil/ Hydro Power since June 1994. Senior Vice President - Administrative Services from 1992 to 1994 and Vice President - Northern Region from 1990 to 1992.

Gale E. Klappa - Senior Vice President - Marketing since 1992. Vice President - Public Relations of SCS from 1981 to 1992.

Fred D. Williams - Senior Vice President - Bulk Markets since 1992. Vice President - Bulk Power Markets from 1984 to 1992.

   (f)(2)  Involvement in certain legal proceedings.
           None.


                                     III-6

                                      GULF

   (a)(3)  Identification of directors of GULF.

Travis J. Bowden
President and Chief Executive Officer
Age 56
Served as Director since 2-1-94

Reed Bell, Sr., M.D. (1)
Age 68
Served as Director since 1-17-86

Paul J. DeNicola (1)
Age 46
Served as Director since 4-19-91

Fred C. Donovan (1)
Age 54
Served as Director since 1-18-91

W. D. Hull, Jr. (1)
Age 62
Served as Director since 10-14-83

C. W. Ruckel (1)
Age 67
Served as Director since 4-20-62

J. K. Tannehill (1)
Age 61
Served as Director since 7-19-85

(1)  No position other than Director.

    Each of the above is currently a director of GULF, serving a term running from the last annual meeting of GULF's stockholder (June 28, 1994) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GULF acting solely in their capacities as such.

   (b)(3)  Identification of executive officers of GULF.

Travis J. Bowden
President, Chief Executive Officer and Director
Age 56
Served as Executive Officer since 2-1-94

F. M. Fisher, Jr.
Vice President - Employee and External Relations
Age 46
Served as Executive Officer since 5-19-89

John E. Hodges, Jr.
Vice President - Customer Operations
Age 51
Served as Executive Officer since 5-19-89

G. Edison Holland, Jr. (1)
Vice President - Power Generation/ Transmission and Corporate Counsel
Age 42
Served as Executive Officer since 4-25-92

Earl B. Parsons, Jr. (2)
Vice President - Power Generation and Transmission
Age 56
Served as Executive Officer since 4-14-78

A. E. Scarbrough
Vice President - Finance
Age 58
Served as Executive Officer since 9-21-77

(1)  Effective March 13, 1995.

(2) Resigned effective March 11, 1995, to assume the position of Senior Vice President - Fossil and Hydro Generation at ALABAMA.

    Each of the above is currently an executive officer of GULF, serving a term running from the last annual meeting of the directors (July 22, 1994) for one year until the next annual meeting or until his successor is elected and qualified.


                                     III-7

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of GULF acting solely in their capacities as such.

    (c)(3) Identification of certain significant employees.
           None.

   (d)(3)  Family relationships.
           None.

   (e)(3)  Business experience.

Travis J. Bowden - Elected President effective February 1994 and, effective May 1994, Chief Executive Officer. He previously served as Executive Vice President of ALABAMA from 1985 to 1994.

Reed Bell, Sr., M.D. - Medical Doctor and since 1989, employee of the State of Florida. He serves as Medical Director of Children's Medical Services, District 1. He previously served as Medical Director of the Escambia County Public Health Unit until 1992.

Paul J. DeNicola - President and Chief Executive Officer of SCS effective January 1994. He previously served as Executive Vice President of SCS from 1991 through 1993 and President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, MISSISSIPPI and SAVANNAH.

Fred C. Donovan - President of Baskerville - Donovan, Inc., Pensacola,
Florida, an architectural and engineering firm. Director of Baptist Health Care, Inc.

W. D. Hull, Jr. - Vice Chairman of the Sun Bank/West Florida, Panama City, Florida. He previously served as President and Chief Executive Officer and Director of the Sun Commercial Bank, Panama City, Florida from 1987 to 1992.

C. W. Ruckel - Chairman of the Board of The Vanguard Bank and Trust
Company, Valparaiso, Florida. President and owner of Ruckel Properties, Inc., Valparaiso, Florida.

J. K. Tannehill - President and Chief Executive Officer of Tannehill International Industries, Lynn Haven, Florida. He previously served as President and Chief Executive Officer of Stock Equipment Company, Chagrin Falls, Ohio, until 1991. Director of Florida First Federal Savings Bank, Panama City, Florida.

F. M. Fisher, Jr. - Elected Vice President - Employee and External Relations in 1989.

John E. Hodges, Jr. - Elected Vice President - Customer Operations in 1989. Director of Barnett Bank of West Florida, Pensacola, Florida.

G. Edison Holland, Jr. - Elected Vice President and Corporate Counsel in 1992 and Vice President - Power Generation/Transmission and Corporate Counsel in March 1995; responsible for generation and transmission of electric energy, all legal matters associated with GULF and serves as compliance officer. Also serves, since 1982, as a partner in the law firm, Beggs & Lane.

Earl B. Parsons, Jr. - Elected Vice President - Power Generation and Transmission in 1989; responsible for generation and transmission of electrical energy.

A. E. Scarbrough - Elected Vice President - Finance in 1980; responsible for all accounting and financial services of GULF.

   (f)(3)  Involvement in certain legal proceedings.
           None.


                                     III-8

                                  MISSISSIPPI

   (a)(4)  Identification of directors of MISSISSIPPI.

David M. Ratcliffe
President and Chief Executive Officer
Age 46
Served as Director since 4-24-91

Paul J. DeNicola (1)
Age 46
Served as Director since 5-1-89

Edwin E. Downer (1)
Age 63
Served as Director since 4-24-84

Robert S. Gaddis (1)
Age 63
Served as Director since 1-21-86

Walter H. Hurt, III (1)
Age 59
Served as Director since 4-6-82

Aubrey K. Lucas (1)
Age 60
Served as Director since 4-24-84

Gerald J. St. Pe (1)
Age 55
Served as Director since 1-21-86

Dr. Philip J. Terrell (1)
Age 41
Served as Director since 2-22-95

N. Eugene Warr (1)
Age 59
Served as Director since 1-21-86

(1)    No position other than Director.

    Each of the above is currently a director of MISSISSIPPI, serving a term running from the last annual meeting of MISSISSIPPI's stockholder (April 5, 1994) for one year until the next annual meeting or until a successor is elected and qualified, except for Dr. Terrell whose election was effective on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of MISSISSIPPI acting solely in their capacities as such.

   (b)(4)  Identification of executive officers of MISSISSIPPI.

David M. Ratcliffe (1)
President, Chief Executive Officer and Director
Age 46
Served as Executive Officer since 4-24-91

H. E. Blakeslee
Vice President - Customer Services and Marketing
Age 54
Served as Executive Officer since 1-25-84

F. D. Kuester
Vice President - Power Generation and Delivery
Age 44
Served as Executive Officer since 3-1-94

Don E. Mason
Vice President - External Affairs and Corporate Services
Age 53
Served as Executive Officer since 7-27-83

Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer
Age 42
Served as Executive Officer since 1-1-95

(1) Elected Senior Vice President of SOUTHERN in March 1995, however, Mr. Ratcliffe will maintain his present position until his successor is elected.

    Each of the above is currently an executive officer of MISSISSIPPI, serving a term running from the last annual meeting of the directors (April 27, 1994) for one year until the next annual meeting or until a successor is elected and qualified, except for Mr. Southern whose election was effective on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of MISSISSIPPI acting solely in their capacities as such.


                                     III-9

   (c)(4)  Identification of certain significant employees.
           None.

   (d)(4)  Family relationships.
           None.

   (e)(4)  Business experience.

David M. Ratcliffe - President and Chief Executive Officer since 1991. He previously served as Executive Vice President of SCS from 1989 to 1991 and Vice President of SCS from 1985 to 1989.

Paul J. DeNicola - President and Chief Executive Officer of SCS effective 1994. Executive Vice President of SCS from 1991 through 1993. He previously served as President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, SAVANNAH and GULF.

Edwin E. Downer - Business consultant specializing in economic analysis, management controls and procedural studies since 1990. President and Chief Executive Officer, Unifirst Bank for Savings, F.A., Midland Division, Meridian, Mississippi from 1985 to 1990.

Robert S. Gaddis - President of the Trustmark National Bank - Laurel,
Mississippi.

Walter H. Hurt, III - President and Director of NPC Inc. (Investments). Vicar, All Saints Church, Inverness, Mississippi, and St. Thomas Church, Belzoni, Mississippi. Retired newspaper editor and publisher.

Aubrey K. Lucas - President of the University of Southern Mississippi, Hattiesburg, Mississippi.

Gerald J. St. Pe - President of Ingalls Shipbuilding and Senior Vice President of Litton Industries, Inc. since 1985. Director of Merchants and Marine Bank, Pascagoula, Mississippi.

Dr. Philip J. Terrell - Superintendent of Pass Christian Public School District and adjunct professor at William Carey College.

N. Eugene Warr - Retailer (Biloxi and Gulfport, Mississippi). Vice chairman of the Board of SouthTrust Bank of Mississippi, formerly The Jefferson Bank, Biloxi, Mississippi.

H. E. Blakeslee - Elected Vice President in 1984. Primarily responsible for rate design, economic analysis and revenue forecasting, economic development, marketing and district operations.

F. D. Kuester - Elected Vice President in 1994.
Primarily responsible for generating plants, environmental quality, fuel services, power generation technical services, distribution, transmission, system planning, bulk power contracts, system operations and control, system protection and real estate. He previously served as Manager of Business and New Project Design/Development of SCS from 1993 to 1994 and Vice President of SCS from 1990 to 1993.

Don E. Mason - Elected Vice President in 1983. Primarily responsible for the external affairs functions, including governmental and regulatory affairs, corporate communications, security, materials and general services, as well as the human resources function.

Michael W. Southern - Elected Vice President, Secretary, Treasurer and Chief Financial Officer in 1995, responsible primarily for accounting, treasury, finance, information resources and risk management. He previously served as Director of Corporate Finance of SCS from 1994 to 1995 and Director of Financial Planning of SCS from 1990 to 1994.

   (f)(4)  Involvement in certain legal proceedings.
           None.


                                     III-10

                                    SAVANNAH

   (a)(5)  Identification of directors of SAVANNAH.

Arthur M. Gignilliat, Jr.
President and Chief Executive Officer
Age 62
Served as Director since 9-1-82

Helen Quattlebaum Artley (1)
Age 67
Served as Director since 5-17-77

Paul J. DeNicola (1)
Age 46
Served as Director since 3-14-91

Brian R. Foster (1)
Age 45
Served as Director since 5-16-89

Walter D. Gnann (1)
Age 59
Served as Director since 5-17-83

Robert B. Miller, III (1)
Age 49
Served as Director since 5-17-83

James M. Piette (1)
Age 70
Served as Director since 6-12-73

Arnold M. Tenenbaum (1)
Age 58
Served as Director since 5-17-77

Frederick F. Williams, Jr. (1)
Age 67
Served as Director since 7-2-75

(1)   No Position other than Director.

    Each of the above is currently a director of SAVANNAH, serving a term running from the last annual meeting of SAVANNAH's stockholder (May 17, 1994) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of SAVANNAH acting solely in their capacities as such.

   (b)(5)  Identification of executive officers of SAVANNAH.

Arthur M. Gignilliat, Jr.
President, Chief Executive Officer and Director
Age 62
Served as Executive Officer since 2-15-72

W. Miles Greer
Vice President - Marketing and Customer Services
Age 51
Served as Executive Officer since 11-20-85

Larry M. Porter
Vice President - Operations
Age 50
Served as Executive Officer since 7-1-91

Kirby R. Willis
Vice President, Treasurer and Chief Financial Officer
Age 43
Served as Executive Officer since 1-1-94

    Each of the above is currently an executive officer of SAVANNAH, serving a term running from the last annual meeting of the directors (May 17, 1994) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of SAVANNAH acting solely in their capacities as such.

  (c)(5)   Identification of certain significant employees.
           None.

  (d)(5)   Family relationships.
           None.

  (e)(5)   Business experience.

Arthur M. Gignilliat, Jr. - Elected President and Chief Executive Officer in 1984. Director of Savannah Foods and Industries, Inc.

                                     III-11

Helen Quattlebaum Artley - Homemaker and Civic Worker.

Paul J. DeNicola - President and Chief Executive Officer of SCS effective January 1994. Executive Vice President of SCS from 1991 through 1993. He previously served as President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, GULF and MISSISSIPPI.

Brian R. Foster - President and Chief Executive Officer of NationsBank of Georgia, N.A., in Savannah since 1988.

Walter D. Gnann - President of Walt's TV, Appliance and Furniture Co., Inc., Springfield, Georgia. Past Chairman of the Development Authority of Effingham County, Georgia.

Robert B. Miller, III - President of American Builders of Savannah.

James M. Piette - Retired Vice Chairman, Board of Directors, Union Camp Corporation.

Arnold M. Tenenbaum - President and Director of Chatham Steel Corporation. Director of First Union National Bank of Georgia and Savannah Foods and Industries, Inc.

Frederick F. Williams, Jr. - Retired Partner and Consultant, Hilb, Rogal and Hamilton Employee Benefits, Incorporated (Insurance Brokers), formerly Jones, Hill & Mercer.

W. Miles Greer - Vice President - Marketing and Customer Services effective 1994. Formerly served as Vice President - Economic Development and Corporate Services from 1989 through 1993.

Larry M. Porter - Vice President - Operations since 1991. Responsible for managing the areas of fuel procurement, power production, transmission and distribution, engineering and system operation. Previously he served as Assistant Plant Manager of GEORGIA's Plant Scherer from 1984 to 1991.

Kirby R. Willis - Vice President, Treasurer and Chief Financial Officer since 1994. Responsible for all financial activities, Information Resources, Human Resources, Corporate Services, and Environmental Affairs and Safety. He previously served as Treasurer, Controller and Assistant Secretary from 1991 to 1993 and Treasurer and Secretary from 1987 to 1991.

   (f)(5)  Involvement in certain legal proceedings.
           None.

GEORGIA's Mr. Thomas R. Williams failed to file on a timely basis a single report disclosing one transaction on Forms 4 and 5 as required by Section 16 of the Securities Exchange Act of 1934. Mr. William G. Hairston, III also failed to file on a timely basis a Form 3 as required by Section 16 of the Securities Act of 1934.


                                     III-12

ITEM 11.  EXECUTIVE COMPENSATION

         (a) Summary Compensation Tables. The following tables set forth information concerning any Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during 1994 for each of the operating affiliates (ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH).

Key terms used in this Item will have the following meanings:-

AME.........................................Above-market earnings on deferred compensation
ESP.........................................Employee Savings Plan
ESOP........................................Employee Stock Ownership Plan
SBP.........................................Supplemental Benefit Plan
ERISA.......................................Employee Retirement Income Security Act


                                                        ALABAMA
                                              SUMMARY COMPENSATION TABLE


                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                              -------------------                         ----------------------
                                                                                Number of
                                                                                Securities   Long-
Name                                                                            Underlying   Term
and                                                         Other Annual        Stock        Incentive     All Other
Principal                                                   Compensation        Options      Payouts      Compensation
Position               Year     Salary($)    Bonus($)               ($)1        (Shares)         ($)2         ($)3
-----------------------------------------------------------------------------------------------------------------------

President,
Chief Executive        1994      436,280       96,711            13,882         31,441        236,642          24,467
Officer,               1993      418,818      117,630            23,469         26,892        198,131          39,388
Director               1992      397,499       96,615             9,161         30,036        147,278          24,435


Banks H. Farris        1994      203,508       38,828            52,567          8,331         41,134           9,864
Executive Vice         1993      176,041       17,642            24,222          6,302         28,394          27,418
President              1992      165,746       27,274             6,211          6,906         19,021           8,916

Charles D. McCrary     1994      189,718       35,459             4,254          7,767         38,195          10,260
Executive Vice         1993      163,832       16,103            16,612          5,874         24,928          26,713
President              1992      152,877       24,893             2,087          5,528         15,438           8,023

                                     III-13


                                                        ALABAMA
                                               SUMMARY COMPENSATION TABLE
                                                      (Continued)


                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                              -------------------                         ----------------------
                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)            ($)1         (Shares)        ($)2             ($)3
--------------------------------------------------------------------------------------------------------------------------

William B.
   Hutchins, III
Executive Vice
President,              1994        184,995       26,993            1,289          7,551         35,138         9,650
Chief Financial         1993        164,972       16,103           14,791          5,896         26,429        26,817
Officer                 1992        156,520       24,893              973          5,652         17,347         8,307

T. Harold Jones         1994        177,367       22,994            1,573          7,101         35,052         8,986
Senior Vice             1993        170,266       11,400            4,032          6,074         27,350        14,093
President               1992        163,164       15,000           32,611          6,784         19,181         8,631


1  Tax reimbursement by ALABAMA and certain personal benefits, including membership fee of $44,014 for Mr. Farris in
1994 and membership fee of $28,402 for Mr. Jones in 1992.
2  Payouts made in 1993, 1994 and 1995 for the four-year performance periods ending December 31, 1992, 1993 and 1994, respectively.
3  ALABAMA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP), for the following:-
Name                               ESP                 ESOP             SBP
----                               ---                 ----             ---
Elmer B. Harris                   $6,750              $1,789          $15,928
Banks H. Farris                    6,750               1,686            1,428
Charles D. McCrary                 6,750               1,549            1,961
William B. Hutchins, III           6,750               1,572            1,328
T. Harold Jones                    6,750               1,405              831


                                     III-14



                                                            GEORGIA
                                                  SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                              -------------------                         ----------------------
                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)            ($)1         (Shares)       ($)2           ($)3
------------------------------------------------------------------------------------------------------------------------

H. Allen Franklin
President,              1994        415,954         87,763         30,078         31,386        203,201       100,201
Chief Executive         1993        365,000         73,584         16,438         23,408        140,650        37,298
Officer, Director       1992        328,198         84,096          2,704         19,366         90,200        17,669

William G.
 Hairston, III          1994        287,831         44,521          3,225         15,725         81,662        14,593
Executive               1993        234,454         53,202         15,925         11,782         54,126        30,475
Vice President          1992        198,392         27,990         34,425          8,414         37,320        10,697

Dwight H. Evans         1994        215,887         35,459          2,318          8,610         56,635        11,812
Executive               1993        210,544         34,763         14,642          7,498         48,282        29,519
Vice President          1992        206,980         40,598          3,505          8,414         36,284        10,925

Warren Y. Jobe
Executive
Vice President,
Treasurer,              1994        215,809         27,579          2,744          8,610         56,635        11,736
Chief Financial         1993        210,200         27,038         15,645          7,480         48,282        29,258
Officer, Director       1992        209,249         30,521          2,566          8,434         37,320        11,535

Gene R. Hodges          1994        204,190         27,579          4,601          8,196         52,188        11,093
Executive               1993        206,727 4       28,228         14,903          6,878         35,285        30,629
Vice President          1992        177,966         27,666          2,471          7,212         29,367         9,600


1  Tax reimbursement by GEORGIA on certain personal benefits.
2  Payouts made in 1993, 1994 and 1995 for the four-year performance periods ending December 31, 1992,
1993 and 1994, respectively.
3  GEORGIA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP                ESOP             SBP
----                                ---                ----             ---
H. Allen Franklin                 $6,750              $1,789          $15,043
William G. Hairston, III           6,750               1,789            6,054
Dwight H. Evans                    6,750               1,789            3,273
Warren Y. Jobe                     6,750               1,789            3,197
Gene R. Hodges                     6,750               1,789            2,554
Also included for Mr. Franklin is a relocation allowance of $76,619.
4  Mr. Hodges' 1993 salary included a retroactive pay adjustment of $15,717 to correct underpayment of his 1992 salary.

                                     III-15



                                                                GULF
                                                     SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                               -------------------                         ----------------------
                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)             ($)1        (Shares)        ($)2            ($)3
------------------------------------------------------------------------------------------------------------------------

Travis J. Bowden
President,             1994          308,682        42,849         39,642          15,134         86,730       58,109
Chief Executive        1993          257,089        23,161         16,118          12,238         61,524       31,271
Officer, Director      1992          244,139        35,804          1,636          13,604         44,345       13,550

Douglas L. McCrary4
President,             1994          152,353        14,300          1,793               -        102,364        8,707
Chief Executive        1993          310,701        40,856          3,639          14,812        104,719       19,854
Officer, Director      1992          299,960        42,307          1,719          16,702         80,942       16,386

G. Edison
 Holland, Jr.          1994          172,092        21,352          1,512           6,893         18,888        9,307
Vice President,        1993          162,651        20,934          9,504           5,840            -         21,015
Corporate Counsel      1992          101,725        17,980            724           5,590           n/e5            -

Earl B. Parsons, Jr.   1994          164,787        21,012          1,513               -         25,889        9,113
Vice President         1993          160,089        19,129          9,572               -         22,072       25,430
                       1992          155,495        22,050            420               -         17,875        8,460

Arlan E. Scarbrough    1994          163,548        19,511          1,185               -         25,889        8,612
Vice President         1993          155,565        19,129         11,582               -         22,072       24,729
                       1992          147,418        23,173            185               -         17,060        7,891

John E. Hodges, Jr.    1994          156,831        21,352          1,999           5,455         37,776        8,733
Vice President         1993          147,144        20,934          9,726           4,578         32,206       24,327
                       1992          139,296        25,360            448           5,064         23,218        7,425


1  Tax reimbursement by GULF on certain personal benefits.
2  Payouts made in 1993, 1994 and 1995 for the four-year performance periods ending December 31, 1992,
1993 and 1994, respectively.
3  GULF contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP                 ESOP            SBP
----                                ---                 ----            ---
Travis J. Bowden                   $6,750              $1,789         $6,521
Douglas L. McCrary                  5,422               1,709          1,576
G. Edison Holland, Jr.              6,750               1,572            985
Earl B. Parsons, Jr.                6,750               1,719            644
Arlan E. Scarbrough                 6,750               1,711            151
John E. Hodges, Jr.                 6,750               1,688            295
Also included for Mr. Bowden is a relocation allowance of $43,049.
4 Mr. McCrary retired effective May 1, 1994.
5 Employee and executive officer of GULF since April 25, 1992. Not eligible to participate in the Long-Term Incentive Plan until January 1, 1993.

                                     III-16

                                                            MISSISSIPPI
                                                     SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                               -------------------                         ----------------------
                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)          ($)1           (Shares)        ($)2            ($)3
------------------------------------------------------------------------------------------------------------------------

David M. Ratcliffe
President, Chief       1994         240,291       61,989            2,581         13,137         100,336       13,349
Executive              1993         226,373       45,917            8,722          8,114          75,378       17,887
Officer, Director      1992         213,095       33,395            6,380          8,652          48,722       10,860

H. E. Blakeslee        1994         156,204       23,808            1,055          5,509          37,776        8,494
Vice President         1993         154,332       15,271            3,528          4,768          32,206       15,650
                       1992         151,176       15,558              507          5,284          23,728        7,756

Don E. Mason           1994         150,162       22,069              686              -          25,889        8,080
Vice President         1993         148,305       11,016            4,321              -          22,072       15,409
                       1992         146,153        9,951            1,352              -          17,060        7,505

Thomas A. Fanning4
Vice President,
Chief Financial        1994         130,471       27,189              352              -          20,432        7,075
Officer, Secretary,    1993         122,724       28,244            3,016              -          15,233       14,655
Treasurer              1992          89,089       15,574           16,539              -          10,085       18,364

Frederick D.
 Kuester5              1994         127,590       16,481            1,781              -          16,588       19,121
Vice President         1993               -            -                -              -               -            -
                       1992               -            -                -              -               -            -


1  Tax reimbursement by MISSISSIPPI on certain personal benefits.
2  Payouts made in 1993, 1994 and 1995 for the four-year performance periods ending December 31, 1992,
1993 and 1994, respectively.
3  MISSISSIPPI contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                     ESP              ESOP               SBP
----                                     ---              ----               ---
David M. Ratcliffe                     $6,750           $1,789             $4,810
H. E. Blakeslee                         6,750            1,744                  -
Don E. Mason                            6,750            1,330                  -
Thomas A. Fanning                       5,949            1,126                  -
Frederick D. Kuester                    5,804            1,051                  -
Also included for Mr. Kuester is a relocation allowance of $12,266.
4  Effective December 31, 1994, Mr. Fanning resigned to become a vice president of SCS.
5  Mr. Kuester named an executive officer effective March 28, 1994.

                                     III-17


                                                             SAVANNAH
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                              -------------------                         ----------------------
                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)            ($)1         (Shares)        ($)2            ($)3
------------------------------------------------------------------------------------------------------------------------

Arthur M.
 Gignilliat, Jr.
President,               1994       206,964       37,384              194         8,253          76,164        18,617
Chief Executive          1993       202,259       26,470           12,231         7,198          64,932        31,512
Officer, Director        1992       201,338       27,409                -         8,116          50,269        14,466

Larry M. Porter          1994       130,619       15,249              198             -          15,070         7,561
Vice President           1993       126,133       10,070            7,251             -           7,810        21,570
                         1992       122,274       11,621            4,818             -             n/e4        6,142

W. Miles Greer           1994       122,153       14,050              198             -          14,527         7,642
Vice President           1993       117,766       10,337            7,458             -          12,202        21,881
                         1992       115,114       10,776               34             -           9,243         6,599

Kirby R. Willis5
Vice President,          1994       111,653       14,207               46             -           8,257         6,840
Chief Financial          1993             -            -                -             -               -             -
Officer, Treasurer       1992             -            -                -             -               -             -




1  Tax reimbursement by SAVANNAH on certain personal benefits.
2  Payouts made in 1993, 1994 and 1995 for the four-year performance periods ending December 31, 1992, 1993 and 1994, respectively.
3  SAVANNAH contributions to the ESP, under Section 401(k) of the Internal Revenue Code, ESOP, and AME for
the following:-
Name                                   ESP               ESOP             AME
----                                   ---               ----             ---
Arthur M. Gignilliat                  $6,750            $1,590           $10,277
Larry M. Porter                        5,230               946             1,385
W. Miles Greer                         5,144             1,003             1,495
Kirby R. Willis                        4,590               793             1,457
4  Not eligible to participate in the  Long-term Incentive Plan until January 1, 1992.
5  Mr. Willis was named an executive officer effective in 1994.

                                     III-18

                          STOCK OPTION GRANTS IN 1994

       (b) Stock Option Grants. The following table sets forth all stock option grants to the named executive officers of each operating subsidiary during the year ending December 31, 1994.

                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities       Options        Exercise
                              Underlying     Granted to           or
                              Options        Employees in     Base Price      Expiration         Grant Date
   Name                       Granted1       Fiscal Year2       ($/Sh)1         Date1         Present Value($)3
   ------------------------------------------------------------------------------------------------------------

   ALABAMA

   Elmer B. Harris              31,441           7.0%          $18.8750       07/18/2004            80,175
   Banks H. Farris               8,331           1.9%          $18.8750       06/01/2003            21,244
   Charles D. McCrary            7,767           1.7%          $18.8750       07/18/2004            19,806
   William B. Hutchins, III      7,551           1.7%          $18.8750       07/18/2004            19,255
   T. Harold Jones               7,101           1.6%          $18.8750       04/01/1998             7,456

   GEORGIA

   H. Allen Franklin            31,386           7.0%          $18.8750       07/18/2004            80,034
   William G. Hairston, III     15,725           3.5%          $18.8750       07/18/2004            40,099
   Dwight H. Evans               8,610           1.9%          $18.8750       07/18/2004            21,956
   Warren Y. Jobe                8,610           1.9%          $18.8750       07/18/2004            20,900
   Gene R. Hodges                8,196           1.8%          $18.8750       07/18/2004            21,956

   GULF

   Travis J. Bowden             15,134           3.4%          $18.8750       07/18/2004            38,592
   Douglas L. McCrary                -              -                 -                -                 -
   G. Edison Holland, Jr.        6,893           1.5%          $18.8750       07/18/2004            17,577
   Earl B. Parsons, Jr.              -              -                 -                -                 -
   A. E. Scarbrough                  -              -                 -                -                 -
   John E. Hodges, Jr.           5,455           1.2%          $18.8750       07/18/2004            13,910



   See next page for footnotes.


                                     III-19


                                STOCK OPTION GRANTS IN 1994


                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities       Options        Exercise
                              Underlying     Granted to            or
                              Options        Employees in     Base Price      Expiration        Grant Date
   Name                       Granted1         Fiscal Year2     ($/Sh)1         Date1        Present Value($)3
   -----------------------------------------------------------------------------------------------------------

   MISSISSIPPI

   David M. Ratcliffe           13,137           2.9%          $18.8750       07/18/2004             33,499
   H. E. Blakeslee               5,509           1.2%          $18.8750       07/18/2004             14,048
   Don E. Mason                      -              -                 -                -                  -
   Thomas A. Fanning                 -              -                 -                -                  -
   Frederick D. Kuester              -              -                 -                -                  -

   SAVANNAH

   Arthur M. Gignilliat, Jr.     8,253           1.8%          $18.8750       09/03/2000             17,084
   Larry M. Porter                   -              -                 -                -                  -
   W. Miles Greer                    -              -                 -                -                  -
   Kirby R.Willis                    -              -                 -                -                  -



-------------------------
1 Grants were made on July 18, 1994, and vest 25% per year on the anniversary date of the grant. Grants fully vest upon termination incident to death, disability, or retirement. The exercie price is the average of the high and low fair market value of SOUTHERN's common stock on the date granted. In accordance with the terms of the Executive Stock Plan, Mr. Farris' unexercised options expire on June 1, 2003, three years after his normal retirement date; Mr. Jones'
unexercised options expire on April 1, 1998, three years after his normal retirement date; and Mr. Gignilliat's unexercised options expire on September 3,
2000, three years after his normal retirement date. Mr. McCrary's unexercised options at December 31, 1994 expire on May 1, 1997 three years after his May 1,
1994 retirement date.
2 A total of 446,443 stock options were granted in 1994 to
key executives participating in SOUTHERN's Executive Stock Plan.
3 Based on the Black-Scholes option valuation model. The actual value, if any, an executive officer may realize ultimately depends on the market value of
SOUTHERN's common stock at a future date. This valuation is provided pursuant to
SEC disclosure rules and there is no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. Assumptions used to calculate this value: price volatility - 16.79%; risk-free rate of return -
7.3%; dividend yield - 6.25%; and time to exercise - 10 years.


                                     III-20



                  AGGREGATED STOCK OPTION EXERCISES IN 1994 AND YEAR-END OPTION VALUES


     (c) Aggregated Stock Option Exercises. The following table sets forth information concerning options exercised during the year ending December 31, 1994, by the named executive officers and the value of unexercised options held by them as of December 31, 1994.

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                     -                      -             58,867/75,800         276,376/120,463
Banks H. Farris                     -                      -              5,028/16,511            6,582/15,954
Charles D. McCrary                  -                      -              4,232/14,937            5,269/14,007
William B. Hutchins, III            -                      -              4,300/14,799            5,387/13,882
T. Harold Jones                     -                      -              4,910/15,049            6,466/14,454

GEORGIA

H. Allen Franklin                   -                      -             40,383/63,905          186,066/86,272
William G. Hairston, III        2,588                 19,087              9,658/31,275           23,447/41,137
Dwight H. Evans                     -                      -              8,474/20,896           34,426/32,819
Warren Y. Jobe                      -                      -              9,416/21,062           41,270/33,885
Gene R. Hodges                      -                      -              7,627/19,143           31,287/29,527

GULF

Travis J. Bowden                    -                      -             24,019/34,057          108,558/48,103
Douglas. L. McCrary            48,152                241,274                  14,812/0                     0/0
G. Edison Holland, Jr.              -                      -              4,255/14,068            5,328/13,082
Earl B. Parsons, Jr.                -                      -                         -                       -
Arlan E. Scarbrough                 -                      -                         -                       -
John E. Hodges, Jr.                 -                      -             15,714/12,615           85,878/18,314





See next page for footnotes.

                                     III-21


                            AGGREGATED STOCK OPTION EXERCISES IN 1994 AND YEAR-END OPTION VALUES

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
-------------------------------------------------------------------------------------------------------------

MISSISSIPPI

David M. Ratcliffe                 -                       -             20,046/26,119          95,471/38,847
H. E. Blakeslee                    -                       -              6,812/13,371          26,162/21,355
Don E. Mason                       -                       -                         -                      -
Thomas A. Fanning                  -                       -                         -                      -
Frederick D. Kuester               -                       -                         -                      -

SAVANNAH

Arthur M. Gignilliat, Jr.          -                       -             26,133/20,236         140,184/32,571
Larry M. Porter                    -                       -                         -                      -
W. Miles Greer                     -                       -                         -                      -
Kirby R. Willis                    -                       -                         -                      -










1 This represents the excess of the fair market value of SOUTHERN's common stock of $20.00 per share, as of December 31, 1994, above the exercise price of the options. One column reports the "value" of options that are vested and therefore could be exercised; the other "value" of options that are not vested and therefore could not be exercised as of December 31, 1994.
2 The "Value Realized" is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.

                                     III-22



                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1994

      (d) Long-Term Incentive Plans. The following table sets forth the long-term incentive plan awards made to the named executive officers for the performance period January 1, 1994 through December 31, 1997.


                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans
                                                                       ------------------------------

                              Number            Performance or
                                of               Other Period
                              Units             Until Maturation       Threshold          Target       Maximum
Name                           (#)1                 or Payout            ($)2             ($)2            ($)2
----------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                269,311               4 years             134,656          269,311        538,622
Banks H. Farris                 95,170               4 years              47,585           95,170        190,340
Charles D. McCrary              77,251               4 years              38,626           77,251        154,502
William B. Hutchins, III        70,570               4 years              35,285           70,570        141,140
T. Harold Jones                 56,360               4 years              28,180           56,360        112,720

GEORGIA

H. Allen Franklin              305,573               4 years             152,787          305,573        611,146
William G. Hairston, III       157,500               4 years              78,750          157,500        315,000
Dwight H. Evans                 77,251               4 years              38,626           77,251        154,502
Warren Y. Jobe                  77,251               4 years              38,626           77,251        154,502
Gene R. Hodges                  77,251               4 years              38,626           77,251        154,502

GULF

Travis J. Bowden               129,576               4 years              64,788          129,576        259,152
Douglas L. McCrary             149,598               4 years              74,799          149,598        299,196
G. Edison Holland, Jr.          56,360               4 years              28,180           56,360        112,720
Earl B. Parsons, Jr.            51,500               4 years              25,750           51,500        103,000
Arlan E. Scarbrough             51,500               4 years              25,750           51,500        103,000
John E. Hodges, Jr.             56,360               4 years              28,180           56,360        112,720






See next page for footnotes.




                                     III-23




                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1994



                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans
                                                                       ------------------------------

                              Number            Performance or
                                of               Other Period
                               Units            Until Maturation       Threshold          Target       Maximum
Name                           (#)1                or Payout            ($)2                 ($)2           ($)2
-------------------------------------------------------------------------------------------------------------------


MISSISSIPPI

David M. Ratcliffe           127,038                 4 years              63,519          127,038        254,076
H. E. Blakeslee               56,360                 4 years              28,180           56,360        112,720
Don E. Mason                  51,500                 4 years              25,750           51,500        103,000
Thomas A. Fanning             40,298                 4 years              20,149           40,298         80,596
Frederick D. Kuester          40,298                 4 years              20,149           40,298         80,596

SAVANNAH

Arthur M. Gignilliat, Jr.     92,760                 4 years              46,380           92,760        185,520
Larry M. Porter               40,298                 4 years              20,149           40,298         80,596
W. Miles Greer                37,156                 4 years              18,578           37,156         74,312
Kirby R. Willis               37,156                 4 years              18,578           37,156         74,312







1 A performance unit is a method of assigning a dollar value to a performance award opportunity. The actual number of units granted to a participant will be based on an award percentage of an individual's base salary range control mid-point at the beginning of the performance period.
2 The threshold, target and maximum value of a unit is $0.50, $1.00, and $2.00, respectively, and can vary based on SOUTHERN's return on common equity relative to a selected group of electric and gas utilities in the Southeastern United States.
If certain minimum performance relative to the selected group is not achieved, there will be no payout; nor is there a payout if the current earnings of SOUTHERN are not sufficient to fund the dividend rate paid in the last calendar year. All awards are payable in cash at the end of the performance period.


                                     III-24

                  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

     (e)(1) Pension Plan Table. The following table sets forth the estimated combined annual pension benefits under the pension and supplemental defined benefit plans in effect during 1994 for ALABAMA, GEORGIA, GULF and MISSISSIPPI. Employee compensation covered by the pension and supplemental benefit plans for pension purposes is limited to the average of the highest three of the final 10 years' base salary and wages (reported under column titled "Salary" in the Summary Compensation Tables on pages III-13 through III-18).

     The amounts shown in the table were calculated according to the final average pay formula and are based on a single life annuity without reduction for joint and survivor annuities (although married employees are required to have their pension benefits paid in one of various joint and survivor annuity forms, unless the employee elects otherwise with the spouse's consent) or computation of the Social Security offset which would apply in most cases. This offset amounts to one-half of the estimated Social Security benefit (primary insurance amount) in excess of $3,000 per year times the number of years of accredited service, divided by the total possible years of accredited service to normal retirement age.

                                                Years of Accredited Service

Remuneration             15         20           25           30          35            40
------------             ------------------------------------------------------------------

$ 50,000             $ 12,750   $ 17,000     $ 21,250     $ 25,500      $ 29,750     $ 34,000
$100,000               25,500     34,000       42,500       51,000        59,500       68,000
$300,000               76,500    102,000      127,500      153,000       178,500      204,000
$500,000              127,500    170,000      212,500      255,000       297,500      340,000
$700,000              178,500    238,000      297,500      357,000       416,500      476,000
$950,000              242,250    323,000      403,750      484,500       565,250      646,000


        As of December 31, 1994, the applicable compensation levels and years of accredited service are presented in the following tables:


ALABAMA
                                           Compensation
            Name                              Level                       Years of Service
            ----                              -----                       ----------------
            Elmer B. Harris                    $421,620                          36
            Banks H. Farris                     184,860                          35
            Charles D. McCrary                  171,852                          20
            Williams B. Hutchins, III           171,396                          24
            T. Harold Jones                     171,408                          42

                                     III-25


GEORGIA
                                             Compensation
            Name                                 Level                   Years of Service
            ----                                 -----                   ----------------


            H. Allen Franklin                  $385,716                          23
            William G. Hairston, III            259,932                          26
            Dwight H. Evans                     210,600                          25
            Warren Y. Jobe                      210,588                          23
            Gene R. Hodges                      191,616                          30

GULF
                                             Compensation
            Name                                 Level                   Years of Service
            ----                                 -----                   ----------------
            Travis J. Bowden                   $263,832                          181
            G. Edison Holland, Jr.              169,356                          121
            Earl B. Parsons, Jr.                161,100                          33
            Arlan E. Scarbrough                 157,104                          31
            John E. Hodges, Jr.                 149,604                          28

MISSISSIPPI
                                             Compensation
            Name                                 Level                   Years of Service
            ----                                 -----                   ----------------
            David M. Ratcliffe                  $228,432                         22
            H. E. Blakeslee                      154,224                         28
            Don E. Mason                         148,500                         28
            Thomas A. Fanning                    125,820                         13
            Frederick D. Kuester                 127,992                         22

       SAVANNAH has in effect a qualified, trusteed, noncontributory, defined benefit pension plan which provides pension benefits to employees upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level. The plan provides pension benefits under a formula which includes each participant's years of service with the Southern system and average annual earnings of the highest three of the final ten years of service with the Southern system preceding retirement. Plan benefits are reduced by a portion of the benefits participants are entitled to receive under Social Security. The plan provides for reduced early retirement benefits at age 55 and a pension for the surviving spouse equal to one-half of the deceased retiree's pension.

       The following table sets forth the estimated annual pension benefits under the pension plan in effect during 1994 which are payable by SAVANNAH to employees upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level.


-----------------------------------
1 The number of accredited years of service includes ten years credited to both Mr. Bowden and Mr. Holland pursuant to individual supplemental pension agreements.

                                     III-26


Average Annual Salary                     Annual Benefits Exclusive of Social Security1
for Last 36 Months of                                Years of Service
       Employment                              15                   25               35
------------------------                       --                   --               --

          $ 90,000                            $22,505            $ 37,508         $ 52,511
          $120,000                             30,006              50,010           70,014
          $150,000                             37,508              62,513           87,518
          $180,000                             45,009              75,015          105,021
          $210,000                             52,511              87,518          122,525
          $250,000                             62,513             104,188          145,863


       As of December 31, 1994, the applicable compensation levels and years of accredited service are presented in the following table:-

SAVANNAH
                                              Compensation
            Name                                 Level                   Years of Service
            ----                                 -----                   ----------------
            Arthur M. Gignilliat               $182,625                           36
            Larry M. Porter                     115,500                           17
            W. Miles Greer                      110,685                           10
            Kirby R. Willis                      93,300                           20


     (e)(2)  Deferred Compensation Plan; Supplemental Executive Retirement Plan.
             ------------------------------------------------------------------

       SAVANNAH has in effect a voluntary deferred compensation plan for certain executive employees pursuant to which such employees may defer a portion of their respective annual salaries. In addition, SAVANNAH has a supplemental executive retirement plan for certain of its executive employees which became effective January 1, 1984. The deferred compensation plan is designed to provide supplemental retirement or survivor benefit payments. The supplemental executive retirement plan is also designed to provide retiring executives of SAVANNAH with a supplemental retirement benefit, which, in conjunction with social security and benefits under SAVANNAH's qualified pension plan, will equal 70 percent of the highest three of the final ten years average annual compensation (including deferrals under the deferred compensation plan). Both of these plans are unfunded and the liability is payable from general funds of SAVANNAH. The deferred compensation plan became effective December 1, 1983, and all of SAVANNAH's executive officers are participating in the plan. In addition, all executives are participating in the supplemental executive retirement plan.

       In order to provide for its liabilities under the deferred compensation plan and the supplemental executive retirement plan, SAVANNAH has purchased life insurance on participating executive employees in actuarially determined amounts which, based upon assumptions as to mortality experience, policy dividends, tax effects, and other factors which, if realized, along with compensation deferred by employees and the death benefits payable to SAVANNAH, are expected to cover all such insurance premium payments, and all benefit payments to participants, plus a factor for the cost of funds of SAVANNAH.

-------------------------------
1 The plan benefits are subject to the maximum benefit limitations set forth in
Section 415 of the Internal Revenue Code.


                                     III-27

(f)    Compensation of Directors.
       -------------------------

       (1) Standard Arrangements. The following table presents compensation paid to the directors, during 1994 for service as a member of the board of directors and any board committee(s), except that employee directors received no fees or compensation for service as a member of the board of directors or any board committee. All or a portion of these fees may be deferred until membership on the board is terminated.


                      ALABAMA          GEORGIA         GULF      MISSISSIPPI        SAVANNAH

Retainer Fee          $15,000          $18,000      $12,000       $12,000           $12,000
Meeting Fee               800              900          750           750               750

Committees:
  Audit                   800              900          750           750               750
  Compensation            800              900          750           750               750
  Executive               800              900            -             -               750
  Finance                   -              900            -           750                 -
  Nominating              800                -            -             -                 -
  Nuclear Safety          800                -            -             -                 -
  Nuclear Operations
     Overview               -            1,800            -             -                 -


          ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH also provide retirement benefits to non-employee directors who are credited with a minimum of 60 months of service on the board of directors of one or more system companies, under the Outside Directors Pension Plan. Eligible directors are entitled to benefits under the Plan upon retirement from the board on the retirement date designated in the respective companies' by-laws. The annual benefit payable ranges from 75 to 100 percent of the annual retainer fee in effect on the date of retirement, based upon length of service. Payments continue for the greater of the lifetime of the participant or 10 years.

          (2) Other Arrangements. No director received other compensation for services as a director during the year ending December 31, 1994 in addition to or in lieu of that specified by the standard arrangements specified above.

 (g) Employment Contracts and Termination of Employment and Change in Control Arrangements.

     None.

                                     III-28

(h)       Report on Repricing of Options.
          ------------------------------

          None.

(i) Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.


          ALABAMA

                Elmer B. Harris serves on the Compensation Committee of AmSouth Bancorporation. John W. Woods, a director of ALABAMA, is Chairman and Chief Executive Officer of AmSouth Bancorporation.





                                     III-29

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)    Security ownership of certain beneficial owners.
                 -----------------------------------------------
          SOUTHERN is the beneficial owner of 100% of the outstanding common stock of registrants: ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH.

                                                             Amount and
                            Name and Address                 Nature of             Percent
                            of Beneficial                    Beneficial                of
Title of Class                  Owner                        Ownership               Class
------------------------------------------------------------------------------------------
Common Stock                The Southern Company                                      100%
                            64 Perimeter Center East
                            Atlanta, Georgia 30346
                            Registrants:
                            -----------
                            ALABAMA                           5,608,955
                            GEORGIA                           7,761,500
                            GULF                                992,717
                            MISSISSIPPI                       1,121,000
                            SAVANNAH                         10,844,635

         (b) Security ownership of management. The following table shows the number of shares of SOUTHERN common stock and operating subsidiary preferred stock owned by the directors, nominees and executive officers as of December 31, 1994. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares of the respective classes outstanding on December 31, 1994.

Name of Directors,                                                             Number of Shares
 Nominees and                                                                    Beneficially
Executive Officers                       Title of Class                              Owned      1,2
------------------                       --------------                        ----------------
ALABAMA

Whit Armstrong                           SOUTHERN Common                                 13,164

A. W. Dahlberg                           SOUTHERN Common                                 92,736

Bill M. Guthrie                          SOUTHERN Common                                 93,694

Elmer B. Harris                          SOUTHERN Common                                104,175

                                     III-30


Name of Directors,                                                             Number of Shares
 Nominees and                                                                    Beneficially
Executive Officers                       Title of Class                              Owned       1,2
------------------                       --------------                        -----------------
Crawford T. Johnson, III                 SOUTHERN Common                                   607

Carl E. Jones, Jr.                       SOUTHERN Common                                 8,380

Gerald H. Powell                         SOUTHERN Common                                 5,604

Robert Davis Powers                      SOUTHERN Common                                    50

John W. Rouse, Jr.                       SOUTHERN Common                                 3,585

William J. Rushton, III                  SOUTHERN Common                                 6,201
                                         ALABAMA Preferred                                  20

John C. Webb, IV                         SOUTHERN Common                                 7,798
                                         ALABAMA Preferred                                 989

Banks H. Farris                          SOUTHERN Common                                37,453

William B. Hutchins, III                 SOUTHERN Common                                23,081

T. Harold Jones                          SOUTHERN Common                                24,587

Charles D. McCrary                       SOUTHERN Common                                15,986

The directors, nominees,
and executive officers
as a group                               SOUTHERN Common                               437,101  shares
                                         ALABAMA Preferred                               1,009  shares


GEORGIA

Edward L. Addison                        SOUTHERN Common                               313,008

Bennett A. Brown                         SOUTHERN Common                                 9,000

A. W. Dahlberg                           SOUTHERN Common                                92,736

W. A. Fickling, Jr.                      GEORGIA Preferred                                  50

H. Allen Franklin                        SOUTHERN Common                                61,231

L. G. Hardman III                        SOUTHERN Common                                 6,779

                                     III-31


Name of Directors,                                                              Number of Shares
 Nominees and                                                                     Beneficially
Executive Officers                       Title of Class                              Owned        1,2
------------------                       --------------                        ------------------

Warren Y. Jobe                           SOUTHERN Common                                  36,589
                                         GEORGIA Preferred                                   403

James R. Lientz, Jr.                     SOUTHERN Common                                      42

W. A. Parker, Jr.                        SOUTHERN Common                                  26,254
                                         GEORGIA Preferred                                     2

Gloria M. Shatto                         SOUTHERN Common                                  13,351
                                         GEORGIA Preferred                                 1,200

W. J. Vereen                             SOUTHERN Common                                   5,000
                                         GEORGIA Preferred                                 1,701

Thomas R. Williams                       GEORGIA Preferred                                 1,000

Dwight E. Evans                          SOUTHERN Common                                  24,844
                                         GEORGIA Preferred                                   300

William G. Hairston, III                 SOUTHERN Common                                  25,550

Gene R. Hodges                           SOUTHERN Common                                  33,328
                                         GEORGIA Preferred                                   800


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                 743,594 shares
                                         GEORGIA Preferred                                 5,456 shares


GULF

Reed Bell                                SOUTHERN Common                                       43

Travis J. Bowden                         SOUTHERN Common                                   50,443

Paul J. DeNicola                         SOUTHERN Common                                   41,269

W. Deck Hull, Jr.                        SOUTHERN Common                                    2,139

C. Walter Ruckel                         SOUTHERN Common                                       43

Joseph K. Tannehill                      SOUTHERN Common                                    4,043



                                     III-32


Name of Directors,                                                              Number of Shares
 Nominees and                                                                     Beneficially
Executive Officers                       Title of Class                               Owned        1,2
------------------                       --------------                        ------------------

John E. Hodges, Jr.                      SOUTHERN Common                                   34,870
                                         GULF Preferred                                         3

G. Edison Holland, Jr.                   SOUTHERN Common                                    4,929

Earl B. Parsons, Jr.                     SOUTHERN Common                                   14,736

Arlan E. Scarbrough                      SOUTHERN Common                                   19,820


The directors, nominees                  SOUTHERN Common                                  176,275  shares
and executive officers                   GULF Preferred                                         5  shares
as a group


MISSISSIPPI

Paul J. DeNicola                         SOUTHERN Common                                   41,269

Edwin E. Downer                          SOUTHERN Common                                    1,059

Robert S. Gaddis                         SOUTHERN Common                                    3,236

Walter H. Hurt, III                      SOUTHERN Common                                      843
                                         MISSISSIPPI Preferred                                 33

Aubrey K. Lucas                          SOUTHERN Common                                      901

Earl D. McLean, Jr.                      SOUTHERN Common                                   14,451

David M. Ratcliffe                       SOUTHERN Common                                   32,896

Gerald J. St. Pe                         SOUTHERN Common                                   16,043

N. Eugene Warr                           SOUTHERN Common                                       86

H. E. Blakeslee                          SOUTHERN Common                                   15,846

Thomas A. Fanning                        SOUTHERN Common                                    4,253

Frederick D. Kuester                     SOUTHERN Common                                    9,899


                                     III-33


Name of Directors,                                                             Number of Shares
 Nominees and                                                                     Beneficially
Executive Officers                       Title of Class                               Owned         1,2
------------------                       --------------                        -------------------

Don E. Mason                             SOUTHERN Common                                   18,160


The directors, nominees
and executive officers                   SOUTHERN Common                                  158,942  shares
as a group                               MISSISSIPPI Preferred                                 33  shares


SAVANNAH

Helen Quattlebaum Artley                 SOUTHERN Common                                    2,461

Paul J. DeNicola                         SOUTHERN Common                                   41,269

Brian R. Foster                          SOUTHERN Common                                       43

Arthur M. Gignilliat, Jr.                SOUTHERN Common                                   46,914

Walter D. Gnann                          SOUTHERN Common                                    1,550

Robert B. Miller, III                    SOUTHERN Common                                    2,025

James M. Piette                          SOUTHERN Common                                    1,281

Arnold M. Tenenbaum                      SOUTHERN Common                                      397

Fred F. Williams                         SOUTHERN Common                                      972

W. Miles Greer                           SOUTHERN Common                                    1,398


                                     III-34



Name of Directors,                                                              Number of Shares
 Nominees and                                                                     Beneficially
Executive Officers                       Title of Class                              Owned         1,2
------------------                       --------------                        -------------------

Larry M. Porter                          SOUTHERN Common                                   11,739

Kirby R. Willis                          SOUTHERN Common                                    3,547


The directors, nominees
 and executive officers
 as a group                              SOUTHERN Common                                  113,596  shares



        (c) Changes in control. SOUTHERN and the operating affiliates know of no arrangements which may at a subsequent date result in any change in control.


--------
1 As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
2 The shares shown include shares of SOUTHERN common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows:  Mr.
Addison, 230,025 shares; Mr. Blakeslee, 6,812 shares; Mr. Bowden, 24,019 shares; Mr. Dahlberg, 45,847 shares; Mr.
DeNicola, 12,139 shares; Mr. Evans, 8,474 shares; Mr. Farris, 5,028 shares; Mr. Franklin, 40,383 shares; Mr.
Gignilliat, 26,133 shares; Mr. Guthrie, 44,968 shares;  Mr. Hairston, 9,658 shares; Mr. Harris, 58,867 shares;
Mr. G. R. Hodges, 7,627 shares; Mr. J. E. Hodges, 15,714 shares;  Mr. Holland, 4,255 shares; Mr. Hutchins, 4,300 shares; Mr. Jobe, 9,416 shares; Mr. Jones, 4,910 shares; Mr. C. D. McCrary, 4,232 shares; Mr. Ratcliffe, 20,046 shares; and Mr. Williams, 1,416 shares.  Also included are shares of SOUTHERN common stock held by the spouses of the following directors: Mr. Addison, 1,424 shares; Mr. Hardman, 100 shares; Mr. Harris, 310 shares; Mr. Parker,
48 shares; Mr. Powers, 50 shares; and Dr. Shatto, 11,157 shares.  Also included are 1,200 shares of GEORGIA preferred stock held by Dr. Shatto's spouse.


                                     III-35

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    ALABAMA

   (a)     Transactions with management and others.

    During 1994, ALABAMA, in the ordinary course of business, paid premiums amounting to approximately $584,358 for various types of insurance policies purchased from Protective Life Insurance Company, a subsidiary of Protective Life Corporation, a company in which Mr. William J. Rushton, III, a director of ALABAMA, owns an interest and of which he served as Chairman.

    ALABAMA believes that these transactions have been on terms representing competitive market prices that are no less favorable than those available from others.

   (b)     Certain business relationships.
           None.

   (c)     Indebtedness of management.
           None.

   (d)     Transactions with promoters.
           None.

                                    GEORGIA

  (a)      Transactions with management and others.

     Mr. G. Joseph Prendergast is Chairman of Wachovia Bank of Georgia, N.A., and Mr. James R. Lientz, Jr. is President of NationsBank of Georgia. During 1994, these banks furnished a number of regular banking services in the ordinary course of business to GEORGIA. GEORGIA intends to maintain normal banking relations with all the aforesaid banks in the future.

     In 1994, GEORGIA leased a building from Riverside Manufacturing Co. for approximately $73,000. Mr. William J. Vereen is Chief Executive Officer, President, Treasurer and Director of Riverside Manufacturing Co.

   (b)     Certain business relationships.
           None.

   (c)     Indebtedness of management.
           None.

   (d)     Transactions with promoters.
           None.

                                      GULF

   (a)     Transactions with management and others.

     The firm of Beggs & Lane, P.A. serves as local counsel for GULF and received from GULF approximately $1,095,340 for services rendered. Mr. G. Edison Holland, Jr. is a partner in the firm and also serves as Vice President and Corporate Counsel of GULF.

   (b)     Certain business relationships.
           None.

   (c)     Indebtedness of management.
           None.

   (d)     Transactions with promoters.
           None.

                                  MISSISSIPPI

   (a)     Transactions with management and others.

     During 1994, MISSISSIPPI was indebted in a maximum amount of $9 million to Hancock Bank, of which Mr. Leo W. Seal, Jr. serves as Chairman of the Board and Chief Executive Officer. Mr. Seal retired from MISSISSIPPI's board of directors effective September 6, 1994.

   (b)    Certain business relationships.
          None.

   (c)    Indebtedness of management.
          None.

   (d)    Transactions with promoters.
          None.

                                     III-36

                                    SAVANNAH

   (a)     Transactions with management and others.

    Mr. Tenenbaum is a Director of First Union National Bank of Georgia, and Mr. Foster is President of NationsBank of Georgia, N.A., in Savannah. During 1994, these banks furnished a number of regular banking services in the ordinary course of business to SAVANNAH. SAVANNAH intends to maintain normal banking relations with all of the aforesaid banks in the future.

   (b)     Certain business relationships.
           None.

   (c)     Indebtedness of management.
           None.

   (d)     Transactions with promoters.
           None.


                                     III-37

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this report on this Form 10-K:

           (1)    Financial Statements:

                  Reports of Independent Public Accountants on the financial statements for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed under Item 8 herein.

                  The financial statements filed as a part of this report for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed under Item 8 herein.

           (2)    Financial Statement Schedules:

                  Reports of Independent Public Accountants as to Schedules for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are included herein on pages IV-12 through IV-17.

                  Financial Statement Schedules for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Index to the Financial Statement Schedules at page S-1.

         (3)      Exhibits:

                  Exhibits for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Exhibit Index at page E-1.

     (b) Reports on Form 8-K: During the fourth quarter of 1994 only the following registrant filed a Current Report on Form 8-K:

         ALABAMA filed a Form 8-K dated November 30, 1994 to facilitate a security sale.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     THE SOUTHERN COMPANY

     By:   A. W. Dahlberg, Chairman, President and
           Chief Executive Officer


     By: /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     A. W. Dahlberg
     Chairman of the Board, President and
     Chief Executive Officer
     (Principal Executive Officer)

     W. L. Westbrook
     Financial Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)

                           Directors:
      W. P. Copenhaver            Elmer B. Harris.
      A. D. Correll               Earl D. McLean, Jr.
      Paul J. DeNicola            William A. Parker, Jr.
      Jack Edwards                William J. Rushton, III
      H. Allen Franklin           Gloria M. Shatto
      Bruce S. Gordon             Herbert Stockham
      L. G. Hardman III


     By: /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     ALABAMA POWER COMPANY

     By:   Elmer B. Harris, President and
           Chief Executive Officer


     By:   /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     Elmer B. Harris
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     William B. Hutchins, III
     Executive Vice President
     (Principal Financial Officer)

     David L. Whitson
     Vice President and Comptroller
     (Principal Accounting Officer)

                          Directors:
      Whit Armstrong                   Wallace D. Malone, Jr.
      Philip E. Austin                 William V. Muse
      Margaret A. Carpenter            Gerald H. Powell
      A. W. Dahlberg                   Robert D. Powers
      Peter V. Gregerson, Sr.          John W. Rouse
      Bill M. Guthrie                  James H. Sanford
      Crawford T. Johnson, III         John Cox Webb, IV
      Carl E. Jones, Jr.               John W. Woods

      By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     GEORGIA POWER COMPANY

     By:   H. Allen Franklin, President and
           Chief Executive Officer


     By:   /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     H. Allen Franklin
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Warren Y. Jobe
     Executive Vice President, Treasurer,
     Chief Financial Officer and Director
     (Principal Financial Officer)

     C. B. Harreld
     Vice President and Comptroller
     (Principal Accounting Officer)

                          Directors:
       Bennett A. Brown           Herman J. Russell
       A. W. Dahlberg             William Jerry Vereen
       L. G. Hardman III          Carl Ware
       James R. Lientz, Jr.       Thomas R. Williams
       G. Joseph Prendergast


     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     GULF POWER COMPANY

     By:   Travis J. Bowden, President and
           Chief Executive Officer


     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     Travis J. Bowden
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     A. E. Scarbrough
     Vice President - Finance
     (Principal Financial and Accounting Officer)

                         Directors:
       Reed Bell                  W. D. Hull, Jr.
       Paul J. DeNicola           C. W. Ruckel
       Fred C. Donovan            J. K. Tannehill


     By:   /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     MISSISSIPPI POWER COMPANY

     By:   David M. Ratcliffe, President and
           Chief Executive Officer


     By:   /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     David M. Ratcliffe
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Michael W. Southern
     Vice President, Secretary, Treasurer and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

                         Directors:
        Paul J. DeNicola        Aubrey K. Lucas
        Edwin E. Downer         Gerald J. St. Pe'
        Robert S. Gaddis        N. Eugene Warr
        Walter H. Hurt, III


     By:   /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     SAVANNAH ELECTRIC AND POWER COMPANY

     By:   Arthur M. Gignilliat, Jr., President and
           Chief Executive Officer


     By:   /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

      Arthur M. Gignilliat, Jr.
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

      Kirby R. Willis
      Vice President, Treasurer and
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

                         Directors:
       Helen Q. Artley        Robert B. Miller, III
       Paul J. DeNicola       James M. Piette
       Brian R. Foster        Arnold M. Tenenbaum
       Walter D. Gnann        Frederick F. Williams, Jr.


     By:   /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 23, 1995

Exhibit 21.      Subsidiaries of the Registrants.

 Name of Company                                                                Jurisdiction of Organization
-----------------------------------------------------------------               ----------------------------
 Alabama Power Company                                                          Alabama
    Alabama Property Company                                                    Alabama
    Columbia Fuels, Inc.                                                        Alabama
    Southern Electric Generating Company                                        Alabama
 Georgia Power Company                                                          Georgia
    Piedmont-Forrest Corporation                                                Georgia
    Georgia Power L. P. Holdings Corp.                                          Georgia
    Southern Electric Generating Company                                        Alabama
 Gulf Power Company                                                             Maine
 Mississippi Power Company                                                      Mississippi
 Savannah Electric and Power Company                                            Georgia
 Energia de Nuevo Leon, S.A. de C.V.                                            Mexico
 Mobile Energy Services Company, Inc.                                           Alabama
 SEI Holdings, Inc.                                                             Delaware
    Asociados de Electricidad, S. A.                                            Argentina
      SEI y Asociados de Argentina, S. A.                                       Argentina
        Hidroelectrica Alicura, S. A.                                           Argentina
 SEI Holdings III, Inc.                                                         Delaware
    SEI Chile, S. A.                                                            Chile
       Inversiones SEI Chile Limitada                                           Chile
       Electrica SEI Chile Limitada                                             Chile
          Empresa Electrica del Norte Grande, S. A. (Edelnor)                   Chile
 SEI Holdings IV, Inc.                                                          Delaware
    Tesro Holding B.V.                                                          Netherlands
    SEI Bahamas Argentina II, Inc.                                              Bahamas
 SEI Holdings VIII, Inc.                                                        Delaware
                                                                                Delaware
    SEI Beteiligungs GmbH                                                       Germany
 SEI Holdings IX, Inc.                                                          Delaware
    The Power Generation Company of Trinidad and Tobago                         Trinidad and Tobago
 SEI Holdings X, Inc.                                                           Delaware
    Southern Electric Brasil Participacoes, Ltda.                               Brazil
 SEI Holdings XI, Inc.                                                          Delaware
    Southern Electric Brasil Participacoes, Ltda.                               Brazil
 Southern Communications Services, Inc.                                         Delaware
 Southern Company Services, Inc.                                                Alabama
 Southern Electric Bahamas Holdings, Ltd.                                       Bahamas
    Southern Electric Bahamas, Ltd.                                             Bahamas
      Freeport Power Company Limited                                            Bahamas
 Southern Electric, Inc.                                                        Delaware
    SEI Bahamas Argentina I, Inc.                                               Bahamas
      SEI Inversora,  S. A.                                                     Argentina
 Southern Electric International, Inc.                                          Delaware
    SEI Operadora de Argentina, S.A.                                            Argentina
 Southern Electric Railroad Company                                             Delaware
 Southern Electric Wholesale Generators, Inc.                                   Delaware
    Birchwood Development Corp.                                                 Delaware
    SEI Birchwood, Inc.                                                         Delaware
      Birchwood Power Partners, L.P.                                            Delaware
    SEI Hawaiian Cogenerators, Inc.                                             Delaware
      Kalaeloa Partners, L. P.                                                  Delaware
 Southern Nuclear Operating Company, Inc.                                       Delaware
 The Southern Development and Investment Group, Inc.                            Georgia


                              ARTHUR ANDERSEN LLP


                                                               Exhibit 23(a)





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 15, 1995 on the financial statements of The Southern Company and its subsidiaries and the related financial statement schedules, included in this Form 10-K, into The Southern Company's previously filed Registration Statement File Nos. 2-78617, 33-3546, 33-23152, 33-30171,
33-23153, 33-51433, 33-54415, and 33-57951.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 23, 1995

                                                               Exhibit 23(b)

                              ARTHUR ANDERSEN LLP



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 15, 1995 on the financial statements of Alabama Power Company and the related financial statement schedules, included in this Form 10-K, into Alabama Power Company's previously filed Registration Statement File No. 33-49653.




/s/ ARTHUR ANDERSEN LLP
Birmingham, Alabama
March 23, 1995

                                                               Exhibit 23(c)



                              ARTHUR ANDERSEN LLP

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 15, 1995 on the financial statements of Georgia Power Company and the related financial statement schedules, included in this Form 10-K, into Georgia Power Company's previously filed Registration Statement File No. 33-49661.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 23, 1995

                                                               Exhibit 23(d)


                              ARTHUR ANDERSEN LLP


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 15, 1995 on the financial statements of Gulf Power Company and the related financial statement schedules, included in this Form 10-K, into Gulf Power Company's previously filed Registration Statement File No. 33-50165.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 23, 1995

                                                               Exhibit 23(e)


                              ARTHUR ANDERSEN LLP


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 15, 1995 on the financial statements of Mississippi Power Company and the related financial statement schedules, included in this Form 10-K, into Mississippi Power Company's previously filed Registration Statement File Nos.
33-49320 and 33-49649.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 23, 1995

                                                               Exhibit 23(f)


                              ARTHUR ANDERSEN LLP

                       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 15, 1995 on the financial statements of Savannah Electric and Power Company and the related financial statement schedules, included in this Form 10-K, into Savannah Electric and Power Company's previously filed Registration Statement File Nos. 33-45757 and 33-52509.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 23, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To The Southern Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Southern Company and its subsidiaries included in this Form 10-K, and have issued our report thereon dated February 15, 1995. Our report on the consolidated financial statements includes an explanatory paragraph which states that an uncertainty exists with respect to the actions of the regulators regarding recoverability of the investment in the Rocky Mountain pumped storage hydroelectric project, as discussed in Note 4 to The Southern Company's consolidated financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to The Southern Company and its subsidiaries (pages S-2 through S-4) are the responsibility of The Southern Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Alabama Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Alabama Power Company included in this Form 10-K, and have issued our report thereon dated February 15, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Alabama Power Company (pages S-5 through S-7) are the responsibility of Alabama Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
Birmingham, Alabama
February 15, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Georgia Power Company:

      We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia Power Company included in this Form 10-K, and have issued our report thereon dated February 15, 1995. Our report on the financial statements includes an explanatory paragraph which states that an uncertainty exists with respect to the actions of the regulators regarding the recoverability of Georgia Power Company's investment in the Rocky Mountain pumped storage hydroelectric project, as discussed in Note 4 to Georgia Power Company's financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Georgia Power Company (pages S-8 through S-10) are the responsibility of Georgia Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Gulf Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Gulf Power Company included in this Form 10-K, and have issued our report thereon dated February 15, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Gulf Power Company (pages S-11 through S-13) are the responsibility of Gulf Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Mississippi Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Mississippi Power Company included in this Form 10-K, and have issued our report thereon dated February 15, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Mississippi Power Company (pages S-14 through S-16) are the responsibility of Mississippi Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Savannah Electric and Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Savannah Electric and Power Company included in this Form 10-K, and have issued our report thereon dated February 15, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Savannah Electric and Power Company (pages S-17 through S-19) are the responsibility of Savannah Electric and Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 1995

                                       INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule                                                                                                          Page


II     Valuation and Qualifying Accounts and Reserves
        1994, 1993 and 1992
         The Southern Company and Subsidiary Companies..........................................................   S-2
         Alabama Power Company..................................................................................   S-5
         Georgia Power Company..................................................................................   S-8
         Gulf Power Company.....................................................................................   S-11
         Mississippi Power Company..............................................................................   S-14
         Savannah Electric and Power Company....................................................................   S-17

     Schedules I through V not listed above are omitted as not applicable or not required. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.


                                THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    FOR THE YEAR ENDED DECEMBER 31, 1994
                                        (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                        Balance at Beginning     Charged to     Charged to Other                    Balance at End
           Description                        of Period            Income          Accounts         Deductions         of Period
  ---------------------------------------------------------------------------------------------------------------------------------

    Provision for uncollectible
       accounts                                  $9,067            $23,322             $8          $23,268 (1)          $9,129

    Deferred credits:
      Provision for property insurance          $22,047            $31,306           $236           $1,112 (2)         $52,477

    Other property and investments:
      Nuclear
      decommissioning trust (3)                 $87,487            $18,695        $19,129                -           $125,311

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (4)                 $86,342                  -          $(938)          $6,514            $78,890


   -------------------
   Notes:
     (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
     (2) Insurance recoveries net of charges to reserve for purposes for which reserve was created.
     (3) See Note 1 to SOUTHERN's financial statements under "Depreciation and
         Nuclear Decommissioning" in Item 8 herein for further information.
     (4) See Note 1 to SOUTHERN's financial statements under "Revenues and Fuel
         Costs" in Item 8 herein for further information.


                                THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   FOR THE YEAR ENDED DECEMBER 31, 1993
                                    (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                        Balance at Beginning     Charged to     Charged to Other                    Balance at End
           Description                        of Period            Income           Accounts       Deductions          of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                  $7,255             $24,040               $2          $22,230 (1)          $9,067

    Deferred credits:
      Provision for property insurance          $23,594              $4,164               -            $5,711 (2)         $22,047

    Other property and investments:
      Nuclear
      decommissioning trust (3)                 $52,701             $15,759         $19,351 (4)          $324             $87,487

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (5)                 $90,099                   -          $1,219            $4,976             $86,342

   -------------------------
   Notes:
     (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
     (2) Insurance recoveries net of charges to reserve for purposes for which reserve was created.
     (3) See Note 1 to SOUTHERN's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.
     (4) Represents additional funding to reserve.
     (5) See Note 1 to SOUTHERN's financial statements under "Revenues and Fuel
         Costs" in Item 8 herein for further information.


                               THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                        (Stated in Thousands of Dollars)

                                                                        Additions
                                                                   ------------------

                                        Balance at Beginning     Charged to     Charged to Other                    Balance at End
           Description                        of Period             Income         Accounts        Deductions          of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                 $12,568             $18,366                -          $23,679 (1)          $7,255

    Deferred credits:
      Provision for property insurance          $20,928              $3,298              $25 (4)         $657             $23,594

    Other property and investments:
      Nuclear
      decommissioning trust (2)                 $25,871             $14,782          $12,189             $141             $52,701

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (3)                       -                   -          $90,099                -             $90,099


  -------------------
  Notes:
     (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
     (2) See Note 1 to SOUTHERN's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.
     (3) See Note 1 to SOUTHERN's financial statements under "Revenues and Fuel Costs" in Item 8 herein for further information.
     (4) Capitalized.


                                          ALABAMA POWER COMPANY
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    FOR THE YEAR ENDED DECEMBER 31, 1994
                                        (Stated in Thousands of Dollars)

                                                                        Additions
                                                                   ------------------

                                           Balance at Beginning     Charged to    Charged to Other                  Balance at End
           Description                           of Period            Income         Accounts        Deductions        of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                   $2,632                $4,967              -          $5,302 (1)          $2,297

    Deferred credits:
      Provision for natural disaster
      reserve (4)                                      -               $28,750              -               -             $28,750

    Other property and investments:
      Nuclear
      decommissioning trust (2)                  $49,550               $18,143         $3,321               -             $71,014

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (3)                  $45,554                    -             $69           $2,627            $42,996


  -------------------
  Notes:
    (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2) See Note 1 to ALABAMA's financial statements under "Depreciation and
        Nuclear Decommissioning" in Item 8 herein for further information.
    (3) See Note 1 to ALABAMA's financial statements under "Revenues and Fuel
         Costs" in Item 8 herein for further information.
    (4) See Note 1 to ALABAMA's financial statements under "Natural Disaster
        Reserve" in Item 8 herein for further information.


                                   ALABAMA POWER COMPANY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (Stated in Thousands of Dollars)

                                                                        Additions
                                                                   ------------------

                                     Balance at Beginning     Charged to     Charged to Other                  Balance at End
           Description                     of Period             Income           Accounts      Deductions         of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                             $1,482               $7,157                -           $6,007(1)          $2,632

    Other property and investments:
      Nuclear
      decommissioning trust (2)            $32,390              $13,617           $3,543 (3)            -            $49,550

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (4)            $47,730                    -           $1,873           $4,049            $45,554


  --------------------
  Notes:
     (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts  previously  written off.
     (2) See Note 1 to ALABAMA's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.
     (3) Represents additional funding to reserve.
     (4) See Note 1 to ALABAMA's financial statements under "Revenues and Fuel
         Costs" in Item 8 herein for further information.


                                          ALABAMA POWER COMPANY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    FOR THE YEAR ENDED DECEMBER 31, 1992
                                         (Stated in Thousands of Dollars)

                                                                        Additions
                                                                   ------------------

                                     Balance at Beginning     Charged to     Charged to Other                  Balance at End
           Description                     of Period             Income           Accounts      Deductions         of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                             $1,721               $4,878                -          $5,117(1)          $1,482

    Other property and investments:
      Nuclear
      decommissioning trust (2)            $15,864              $13,617           $2,909                -           $32,390

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (3)                  -                    -          $47,730                -           $47,730


  -------------------
  Notes:
     (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
     (2) See Note 1 to ALABAMA's financial statements under "Depreciation and
         Nuclear Decommissioning" in Item 8 herein for further information.
     (3) See Note 1 to ALABAMA's financial statements under "Revenues and Fuel
         Costs" in Item 8 herein for further Information.


                                          GEORGIA POWER COMPANY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    FOR THE YEAR ENDED DECEMBER 31, 1994
                                      (Stated in Thousands of Dollars)

                                                                        Additions
                                                                   ------------------

                                     Balance at Beginning     Charged to     Charged to Other                  Balance at End
           Description                     of Period            Income          Accounts        Deductions        of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                             $4,300              $15,424                -          $15,224(1)         $4,500

    Other property and investments:
      Nuclear
      decommissioning trust (2)            $37,937                 $552          $15,808(3)             -           $54,297

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (4)            $40,788                    -          $(1,007)           $3,887          $35,894


  -------------------
  Notes:
    (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2) See Note 1 to GEORGIA's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.
    (3) Represents additional funding to reserve.
    (4) See Note 1 to GEORGIA's financial statements under "Revenues and Fuel
        Costs" in Item 8 herein for further information.


                                     GEORGIA POWER COMPANY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   FOR THE YEAR ENDED DECEMBER 31, 1993
                                     (Stated in Thousands of Dollars)

                                                                        Additions
                                                                   ------------------

                                     Balance at Beginning     Charged to     Charged to Other                  Balance at End
           Description                     of Period             Income           Accounts      Deductions         of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                             $4,121              $14,310                -           $14,131 (1)        $4,300

    Other property and investments:
      Nuclear
      decommissioning trust (2)            $20,311               $2,142          $15,808 (3)          $324           $37,937

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (4)            $42,369                    -            $(654)             $927           $40,788


  -------------------
  Notes:
    (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2) See Note 1 to GEORGIA's financial statements under "Depreciation and
        Nuclear Decommissioning" in Item 8 herein for further information.
    (3) Represents additional funding to reserve.
    (4) See Note 1 to GEORGIA's financial statements under "Revenues and Fuel
        Costs" in Item 8 herein for further information.


                                    GEORGIA POWER COMPANY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     FOR THE YEAR ENDED DECEMBER 31, 1992
                                        (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                     Balance at Beginning     Charged to     Charged to Other                  Balance at End
           Description                     of Period             Income           Accounts      Deductions         of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                             $7,519              $11,440                -          $14,838 (1)        $4,121

    Other property and investments:
      Nuclear
      decommissioning trust (2)            $10,007               $1,165           $9,280             $141           $20,311

    Deferred charges:
       Uranium enrichment,
       decontamination and
       decommissioning fund (3)                  -                    -          $42,369                -           $42,369


  -------------------
  Notes:
    (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2) See Note 1 to GEORGIA's financial statements under "Depreciation and
        Nuclear Decommissioning" in Item 8 herein for further information.
    (3) See Note 1 to GEORGIA's financial statements under "Revenues and Fuel
        Costs" in Item 8 herein for further information.


                                   GULF POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             FOR THE YEAR ENDED DECEMBER 31, 1994
                                  (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                  Balance at End
           Description                         of Period            Income           Accounts      Deductions       of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                   $447              $1,195                $9       $1,051 (Note)        $600

    Deferred credit:
      Provision for property insurance         $10,509              $1,200              $236         $423            $11,522



  -------------------
  Note: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.


                                  GULF POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  FOR THE YEAR ENDED DECEMBER 31, 1993
                                   (Stated in Thousands of Dollars)

                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                   Balance at End
           Description                         of Period            Income           Accounts     Deductions           of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                   $356                $875              -           $784 (Note)          $447

    Deferred credit:
      Provision for property insurance          $9,692              $1,200              -           $383              $10,509


  -------------------
  Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.


                                     GULF POWER COMPANY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              FOR THE YEAR ENDED DECEMBER 31, 1992
                               (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                    Balance at End
           Description                         of Period            Income         Accounts        Deductions         of Period
   --------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                   $660               $356              -              $660 (Note)        $356

    Deferred credit:
      Provision for property insurance          $8,492             $1,200              -                 -             $9,692



  -------------------
  Note: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.


                                    MISSISSIPPI POWER COMPANY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               FOR THE YEAR ENDED DECEMBER 31, 1994
                                   (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                 Balance at End
           Description                         of Period            Income         Accounts        Deductions       of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                   $737              $1,234            $ (1)          $1,300 (1)        $670

    Deferred credit:
      Provision for property
       insurance                               $10,538              $1,056               -             $689 (2)     $10,905


  -------------------
  Notes:
    (1)  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2)  Net of insurance reimbursement.


                                        MISSISSIPPI POWER COMPANY
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 FOR THE YEAR ENDED DECEMBER 31, 1993
                                  (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                   Balance at End
           Description                         of Period            Income           Accounts      Deductions          of Period
   --------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                   $508              $1,326             $2          $1,099 (Note)         $737

    Deferred credit:
      Provision for property insurance          $9,294              $1,244              -               -             $10,538



  -------------------
  Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.


                                MISSISSIPPI POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             FOR THE YEAR ENDED DECEMBER 31, 1992
                                    (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                  Balance at End
           Description                         of Period            Income           Accounts      Deductions         of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                 $2,102              $1,173             -           $2,767 (Note)        $508

    Deferred credit:
      Provision for property insurance          $8,216              $1,078             -                -             $9,294


  -------------------
  Note: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.


                                       SAVANNAH ELECTRIC AND POWER COMPANY
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 FOR THE YEAR ENDED DECEMBER 31, 1994
                                    (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                Balance at End
           Description                         of Period           Income          Accounts      Deductions        of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                   $762                $419              -         $315 (Note)         $866

    Deferred credit:
      Provision for property insurance          $1,000                $300              -            -              $1,300



  -------------------
  Note: Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.


                                   SAVANNAH ELECTRIC AND POWER COMPANY
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  FOR THE YEAR ENDED DECEMBER 31, 1993
                                  (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                Balance at End
           Description                         of Period           Income            Accounts     Deductions       of Period
  ---------------------------------------------------------------------------------------------------------------------------------

    Provision for uncollectible
       accounts                                   $536               $330              -          $104 (Note)         $762

    Deferred credit:
      Provision for property insurance            $300               $700              -             -              $1,000



  -------------------
  Note:  Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.


                                     SAVANNAH ELECTRIC AND POWER COMPANY
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   FOR THE YEAR ENDED DECEMBER 31, 1992
                                    (Stated in Thousands of Dollars)


                                                                        Additions
                                                                   ------------------

                                         Balance at Beginning    Charged to     Charged to Other                Balance at End
           Description                         of Period           Income            Accounts     Deductions       of Period
  ---------------------------------------------------------------------------------------------------------------------------------
    Provision for uncollectible
       accounts                                   $339               $455              -          $258 (Note)         $536

    Deferred credit:
      Provision for property insurance            $300                  -              -             -                $300



  --------------------
  Note:  Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.


                                 EXHIBIT INDEX

     The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 601 of Regulation S-K of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

(3)  Articles of Incorporation and By-Laws

     SOUTHERN

     (a)  1    -    Composite Certificate of Incorporation of SOUTHERN,
                    reflecting all amendments thereto through January 5, 1994.
                    (Designated in Registration No. 33-3546 as Exhibit 4(a), in
                    Certificate of Notification, File No. 70-7341, as Exhibit A and in Certificate of Notification, File No. 70-8181, as
                    Exhibit A.)

     (a)  2    -    By-laws of SOUTHERN as amended effective October 21, 1991, and as presently in effect.  (Designated in Form U-1, File
                    No. 70-8181, as Exhibit A-2.)

     ALABAMA

     (b)  1    -    Charter of ALABAMA and amendments thereto through October
                    14, 1994.  (Designated in Registration Nos. 2-59634 as
                    Exhibit 2(b), 2-60209 as Exhibit 2(c), 2-60484 as Exhibit
                    2(b), 2-70838 as Exhibit 4(a)-2, 2-85987 as Exhibit 4(a)-2,
                    33-25539 as Exhibit 4(a)-2, 33-43917 as Exhibit 4(a)-2, in
                    Form 8-K dated February 5, 1992, File No. 1-3164, as
                    Exhibit 4(b)-3, in Form 8-K dated July 8, 1992, File No. 1-
                    3164, as Exhibit 4(b)-3, in Form 8-K dated October 27,
                    1993, File No. 1-3164, as Exhibits 4(a) and 4(b), in Form
                    8-K dated November 16, 1993, File No. 1-3164, as Exhibit
                    4(a) and in Certificate of Notification, File No. 70-8191, as Exhibit A.)

     (b)  2    -    By-laws of ALABAMA as amended effective July 23, 1993, and as presently in effect.  (Designated in Form U-1, File No.
                    70-8191, as Exhibit A-2.)

     GEORGIA

     (c)  1    -    Charter of GEORGIA and amendments thereto through October
                    25, 1993.  (Designated in Registration Nos. 2-63392 as
                    Exhibit 2(a)-2, 2-78913 as Exhibits 4(a)-(2) and 4(a)-(3),
                    2-93039 as Exhibit 4(a)-(2), 2-96810 as Exhibit 4(a)-2, 33-
                    141 as Exhibit 4(a)-(2), 33-1359 as Exhibit 4(a)(2), 33-
                    5405 as Exhibit 4(b)(2), 33-14367 as Exhibits 4(b)-(2) and
                    4(b)-(3), 33-22504 as Exhibits 4(b)-(2), 4(b)-(3) and 4(b)-
                    (4), in GEORGIA's Form 10-K for the year ended December 31,
                    1991, File No. 1-6468, as Exhibits 4(a)(2) and 4(a)(3), in
                    Registration No. 33-48895 as Exhibits 4(b)-(2) and 4(b)-
                    (3), in Form 8-K dated December 10, 1992, File No. 1-6468 as Exhibit 4(b), in Form 8-K dated June 17, 1993, File No.
                    1-6468, as Exhibit 4(b) and in Form 8-K dated October 20,
                    1993, File No. 1-6468, as Exhibit 4(b).)

     (c)  2    -    By-laws of GEORGIA as amended effective July 18, 1990, and as presently in effect. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                    Exhibit 3.)
     GULF

     (d)  1    -    Restated Articles of Incorporation of GULF and amendments
                    thereto through November 8, 1993.  (Designated in
                    Registration No. 33-43739 as Exhibit 4(b)-1, in Form 8-K dated January 15, 1992, File No. 0-2429, as Exhibit 1(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as
                    Exhibit 4(b)-2, in Form 8-K dated September 22, 1993, File
                    No. 0-2429, as Exhibit 4 and in Form 8-K dated November 3,
                    1993, File No. 0-2429, as Exhibit 4.)

     (d)  2    -    By-laws of GULF as amended effective February 25, 1994, and as presently in effect. (Designated in GULF's Form 10-K for the year ended December 31, 1993, as Exhibit 3(d)2.)

     MISSISSIPPI

     (e)  1    -    Articles of incorporation of MISSISSIPPI, articles of
                    merger of Mississippi Power Company (a Maine corporation) into MISSISSIPPI and articles of amendment to the articles of incorporation of MISSISSIPPI through August 19, 1993.
                    (Designated in Registration No. 2-71540 as Exhibit 4(a)-1, in Form U5S for 1987, File No. 30-222-2, as Exhibit B-10, in Registration No. 33-49320 as Exhibit 4(b)-(1), in Form
                    8-K dated August 5, 1992, File No. 0-6849, as Exhibits
                    4(b)-2 and 4(b)-3, in Form 8-K dated August 4, 1993, File
                    No. 0-6849, as Exhibit 4(b)-3 and in Form 8-K dated August
                    18, 1993, File No. 0-6849, as Exhibit 4(b)-3.)

     (e)  2    -    By-laws of MISSISSIPPI as amended effective August 22,
                    1989, and as presently in effect. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31,
                    1989, as Exhibit 3(b).)

     SAVANNAH

     (f)  1    -    Charter of SAVANNAH and amendments thereto through November
                    10, 1993.  (Designated in Registration Nos. 33-25183 as
                    Exhibit 4(b)-(1), 33-45757 as Exhibit 4(b)-(2) and in Form
                    8-K dated November 9, 1993, File No. 1-5072, as Exhibit
                    4(b).)

     (f)  2    -    By-laws of SAVANNAH as amended effective February 16, 1994, and as presently in effect.  (Designated in SAVANNAH's Form
                    10-K for the year ended December 31, 1993, as Exhibit
                    3(f)2.)

(4)  Instruments Describing Rights of Security Holders, Including Indentures

     ALABAMA

     (b)       -    Indenture dated as of January 1, 1942, between ALABAMA and
                    Chemical Bank, as Trustee, and indentures supplemental thereto through that dated as of December 1, 1994.
                    (Designated in Registration Nos. 2-59843 as Exhibit 2(a)-2,
                    2-60484 as Exhibits 2(a)-3 and 2(a)-4, 2-60716 as Exhibit
                    2(c), 2-67574 as Exhibit 2(c), 2-68687 as Exhibit 2(c), 2-
                    69599 as Exhibit 4(a)-2, 2-71364 as Exhibit 4(a)-2, 2-73727
                    as Exhibit 4(a)-2, 33-5079 as Exhibit 4(a)-2, 33-17083 as
                    Exhibit 4(a)-2, 33-22090 as Exhibit 4(a)-2, in ALABAMA's
                    Form 10-K for the year ended December 31, 1990, File No. 1-
                    3164, as Exhibit 4(c), in Registration Nos. 33-43917 as
                    Exhibit 4(a)-2, 33-45492 as Exhibit 4(a)-2, 33-48885 as
                    Exhibit 4(a)-2, 33-48917 as Exhibit 4(a)-2, in Form 8-K dated January 20, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Form 8-K dated February 17, 1993, File No. 1-3436, as
                    Exhibit 4(a)-3, in Form 8-K dated March 10, 1993, File No.
                    1-3436, as Exhibit 4(a)-3, in Certificate of Notification,
                    File No. 70-8069, as Exhibits A and B, in Form 8-K dated
                    June 24, 1993, File No. 1-3436, as Exhibit 4, in
                    Certificate of Notification, File No. 70-8069, as Exhibit
                    A, in Form 8-K dated November 16, 1993, File No. 1-3436, as
                    Exhibit 4(b), in Certificate of Notification, File No. 70-
                    8069, as Exhibits A and B, in Certificate of Notification,
                    File No. 70-8069, as Exhibit A, in Certificate of
                    Notification, File No. 70-8069, as Exhibit A and in Form 8-
                    K dated November 30, 1994, File No. 1-3436, as Exhibit 4.)

     GEORGIA

     (c)  1    -    Indenture dated as of March 1, 1941, between GEORGIA and
                    Chemical Bank, as Trustee, and indentures supplemental thereto dated as of March 1, 1941, March 3, 1941 (3 indentures), March 6, 1941 (139 indentures), March 1, 1946
                    (88 indentures) and December 1, 1947, through December 1,
                    1994.  (Designated in Registration Nos. 2-4663 as Exhibits
                    B-3 and B-3(a), 2-7299 as Exhibit 7(a)-2, 2-61116 as
                    Exhibit 2(a)-3 and 2(a)-4, 2-62488 as Exhibit 2(a)-3, 2-
                    63393 as Exhibit 2(a)-4, 2-63705 as Exhibit 2(a)-3, 2-68973
                    as Exhibit 2(a)-3, 2-70679 as Exhibit 4(a)-(2), 2-72324 as
                    Exhibit 4(a)-2, 2-73987 as Exhibit 4(a)-(2), 2-77941 as
                    Exhibits 4(a)-(2) and 4(a)-(3), 2-79336 as Exhibit 4(a)-
                    (2), 2-81303 as Exhibit 4(a)-(2), 2-90105 as Exhibit 4(a)-
                    (2), 33-5405 as Exhibit 4(a)-(2), 33-14367 as Exhibits
                    4(a)-(2) and 4(a)-(3), 33-22504 as Exhibits 4(a)-(2), 4(a)-
                    (3) and 4(a)-(4), 33-32420 as Exhibit 4(a)-(2),  33-35683
                    as Exhibit 4(a)-(2), in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit
                    4(a)(3), in Form 10-K for the year ended December 31, 1991,
                    File No. 1-6468, as Exhibit 4(a)(5), in Registration No.
                    33-48895 as Exhibit 4(a)-(2), in Form 8-K dated August 26,
                    1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-K dated September 9, 1992, File No. 1-6468, as Exhibits 4(a)-
                    (3) and 4(a)-(4), in Form 8-K dated September 23, 1992,
                    File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-A dated
                    October 12, 1992, as Exhibit 2(b), in Form 8-K dated
                    January 27, 1993, File No. 1-6468, as Exhibit 4(a)-(3), in
                    Registration No. 33-49661 as Exhibit 4(a)-(2), in Form 8-K dated July 26, 1993, File No. 1-6468, as Exhibit 4, in
                    Certificate of Notification, File No. 70-7832, as Exhibit
                    M, in Certificate of Notification, File No. 70-7832, as
                    Exhibit C, in Certificate of Notification, File No. 70-
                    7832, as Exhibits K and L, in Certificate of Notification,
                    File No. 70-8443, as Exhibit C, in Certificate of
                    Notification, File No. 70-8443, as Exhibit C, in
                    Certificate of Notification, File No. 70-8443, as Exhibit
                    E, in Certificate of Notification, File No. 70-8443, as
                    Exhibit E and in Certificate of Notification, File No. 70-
                    8443, as Exhibit E.)

   * (c)  2    -    Supplemental Indenture dated as of June 1, 1994, between
                    GEORGIA and Chemical Bank, as Trustee.

   * (c)  3    -    Supplemental Indenture dated as of September 1, 1994,
                    between GEORGIA and Chemical Bank, as Trustee.

     (c)  4    -    Indenture dated as of December 1, 1994, between GEORGIA and
                    Trust Company Bank, as Trustee. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit E.)

     (c)  5    -    First Supplemental Indenture dated as of December 15, 1994, between GEORGIA and Trust Company Bank, as Trustee.
                    (Designated in Certificate of Notification, File No. 70-
                    8461, as Exhibit F.)

     GULF

     (d)       -    Indenture dated as of September 1, 1941, between GULF and
                    The Chase Manhattan Bank (National Association), as
                    Trustee, and indentures supplemental thereto through September 1, 1994. (Designated in Registration Nos. 2-4833 as Exhibit B-3, 2-62319 as Exhibit 2(a)-3, 2-63765 as
                    Exhibit 2(a)-3, 2-66260 as Exhibit 2(a)-3, 33-2809 as
                    Exhibit 4(a)-2, 33-43739 as Exhibit 4(a)-2, in GULF's Form
                    10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit 4(b), in Form 8-K dated August 18, 1992, File
                    No. 0-2429, as Exhibit 4(a)-3, in Registration No. 33-50165 as Exhibit 4(a)-2, in Form 8-K dated July 12, 1993, File
                    No. 0-2429, as Exhibit 4, in Certificate of Notification,
                    File No. 70-8229, as Exhibit A and in Certificate of
                    Notification, File No. 70-8229, as Exhibits E and F.)

     MISSISSIPPI

     (e)       -    Indenture dated as of September 1, 1941, between
                    MISSISSIPPI and Bankers Trust Company, as Successor
                    Trustee, and indentures supplemental thereto through March
                    1, 1994.  (Designated in Registration Nos. 2-4834 as
                    Exhibit B-3, 2-62965 as Exhibit 2(b)-2, 2-66845 as Exhibit
                    2(b)-2, 2-71537 as Exhibit 4(a)-(2), 33-5414 as Exhibit
                    4(a)-(2), 33-39833 as Exhibit 4(a)-2, in MISSISSIPPI's Form
                    10-K for the year ended December 31, 1991, File No. 0-6849, as Exhibit 4(b), in Form 8-K dated August 5, 1992, File No.
                    0-6849, as Exhibit 4(a)-2, in Second Certificate of
                    Notification, File No. 70-7941, as Exhibit I, in
                    MISSISSIPPI's Form 8-K dated February 26, 1993, File No. 0-
                    6849, as Exhibit 4(a)-2, in Certificate of Notification,
                    File No. 70-8127, as Exhibit A, in Form 8-K dated June 22,
                    1993, File No. 0-6849, as Exhibit 1, in Certificate of
                    Notification, File No. 70-8127, as Exhibit A and in Form 8-
                    K dated March 8, 1994, File No. 0-6849, as Exhibit 4.)

     SAVANNAH

     (f)       -    Indenture dated as of March 1, 1945, between SAVANNAH and
                    NationsBank of Georgia, National Association, as Trustee, and indentures supplemental thereto through July 1, 1993.
                    (Designated in Registration Nos. 33-25183 as Exhibit 4(a)-
                    (1), 33-41496 as Exhibit 4(a)-(2), 33-45757 as Exhibit
                    4(a)-(2), in SAVANNAH's Form 10-K for the year ended
                    December 31, 1991, File No. 1-5072, as Exhibit 4(b), in
                    Form 8-K dated July 8, 1992, File No. 1-5072, as Exhibit
                    4(a)-3, in Registration No. 33-50587 as Exhibit 4(a)-(2) and in Form 8-K dated July 22, 1993, File No. 1-5072, as
                    Exhibit 4.)

(10) Material Contracts

     SOUTHERN

     (a)  1    -    Service contracts dated as of January 1, 1984 and Amendment
                    No. 1 dated as of September 6, 1985, between SCS and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN.
                    (Designated in SOUTHERN's Form 10-K for the year ended
                    December 31, 1984, File No. 1-3526, as Exhibit 10(a) and in
                    SOUTHERN's Form 10-K for the year ended December 31, 1985,
                    File No. 1-3526, as Exhibit 10(a)(3).)

     (a)  2    -    Service contract dated as of July 17, 1981, between SCS and
                    SEI. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1985, File No. 1-3526, as Exhibit
                    10(a)(2).)

     (a)  3    -    Service contract dated as of March 3, 1988, between SCS and
                    SAVANNAH. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1987, File No. 1-5072, as Exhibit 10-p.)

     (a)  4    -    Service contract dated as of January 15, 1991, between SCS and Southern Nuclear. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1991, File No. 1-3526, as
                    Exhibit 10(a)(4).)

     (a)  5    -    Interchange contract dated October 28, 1988, effective
                    January 1, 1989, between ALABAMA, GEORGIA, GULF,
                    MISSISSIPPI, SAVANNAH and SCS.  (Designated in SAVANNAH's
                    Form 10-K for the year ended December 31, 1988, File No.
                    1-5072, as Exhibit 10(b).)

     (a)  6    -    Agreement dated as of January 27, 1959 and Amendment No. 1 dated as of October 27, 1982, among SEGCO, ALABAMA and GEORGIA. (Designated in Registration No. 2-59634 as
                    Exhibit 5(c) and in GEORGIA's Form 10-K for the year ended
                    December 31, 1982, File No. 1-6468, as Exhibit 10(d)(2).)

     (a)  7    -    Joint Committee Agreement dated as of August 27, 1976,
                    among GEORGIA, OPC, MEAG and Dalton.  (Designated in
                    Registration No. 2-61116 as Exhibit 5(d).)

     (a)  8    -    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                    Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. (Designated in Form 8-K for
                    January, 1975, File No. 1-6468, as Exhibit (b)(1).)

     (a)  9    -    Edwin I. Hatch Nuclear Plant Operating Agreement dated as
                    of January 6, 1975, between GEORGIA and OPC. (Designated in Form 8-K for January, 1975, File No. 1-6468, as Exhibit
                    (b)(3).)

     (a)  10   -    Revised and Restated Integrated Transmission System
                    Agreement dated as of November 12, 1990, between GEORGIA and OPC. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit
                    10(g).)

     (a)  11   -    Plant Hal Wansley Purchase and Ownership Participation
                    Agreement dated as of March 26, 1976, between GEORGIA and OPC. (Designated in Certificate of Notification, File No.
                    70-5592, as Exhibit A.)

     (a)  12   -    Plant Hal Wansley Operating Agreement dated as of March 26,
                    1976, between GEORGIA and OPC. (Designated in Certificate of Notification, File No. 70-5592, as Exhibit B.)

     (a)  13   -    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                    Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit
                    (b)(1).)

     (a)  14   -    Edwin I. Hatch Nuclear Plant Operating Agreement dated as
                    of August 27, 1976, between GEORGIA, MEAG and Dalton.
                    (Designated in Form 8-K for February 1977, File No. 1-6468, as Exhibit (b)(2).)

     (a)  15   -    Alvin W. Vogtle Nuclear Units Number One and Two Purchase
                    and Ownership Participation Agreement dated as of August
                    27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form
                    U-1, File No. 70-5792, as Exhibit B-1 and in Form 8-K for
                    January 1977, File No. 1-6468, as Exhibit (B)(3).)

     (a)  16   -    Alvin W. Vogtle Nuclear Units Number One and Two Operating
                    Agreement dated as of August 27, 1976, among GEORGIA, OPC,
                    MEAG and Dalton.  (Designated in Form U-1, File No.
                    70-5792, as Exhibit B-2.)

     (a)  17   -    Alvin W. Vogtle Nuclear Units Number One and Two Purchase,
                    Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1983, File No. 1-6468, as Exhibit 10(k)(4).)

     (a)  18   -    Plant Hal Wansley Purchase and Ownership Participation
                    Agreement dated as of August 27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977,
                    File No. 1-6468, as Exhibit (b)(2).)

     (a)  19   -    Plant Hal Wansley Operating Agreement dated as of August
                    27, 1976, between GEORGIA and MEAG.  (Designated in Form
                    8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit
                    (b)(4).)

     (a)  20   -    Integrated Transmission System Agreement dated as of August
                    27, 1976, between GEORGIA and Dalton. (Designated in Form
                    8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit
                    (b)(8).)

     (a)  21   -    Integrated Transmission System Agreement dated as of August
                    27, 1976, between GEORGIA and MEAG.  (Designated in Form
                    8-K for February 1977, File No. 1-6468, as Exhibit (b)(4).)


     (a)  22   -    Plant Hal Wansley Purchase and Ownership Participation
                    Agreement dated as of April 19, 1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977,
                    File No. 1-6468, as Exhibit (b)(3).)

     (a)  23   -    Plant Hal Wansley Operating Agreement dated as of April 19,
                    1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit
                    (b)(7).)

     (a)  24   -    Plant Robert W. Scherer Units Number One and Two Purchase
                    and Ownership Participation Agreement dated as of May 15,
                    1980, Amendment No. 1 dated as of December 30, 1985,
                    Amendment No. 2 dated as of July 1, 1986, Amendment No. 3 dated as of August 1, 1988 and Amendment No. 4 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton.
                    (Designated in Form U-1, File No. 70-6481, as Exhibit B-3, in SOUTHERN's Form 10-K for the year ended December 31, 1987, File No. 1-3526, as Exhibit 10(o)(2), in SOUTHERN's
                    Form 10-K for the year ended December 31, 1989, File No. 1-
                    3526, as Exhibit 10(n)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as
                    Exhibit 10(a)54.)

     (a)  25   -    Plant Robert W. Scherer Units Number One and Two Operating
                    Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 3, 1985 and Amendment No. 2 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton.
                    (Designated in Form U-1, File No. 70-6481, as Exhibit B-4, in SOUTHERN's Form 10-K for the year ended December 31, 1987, File No. 1-3526, as Exhibit 10(o)(4) and in
                    SOUTHERN's Form 10-K for the year ended December 31, 1993,
                    File No. 1-3526, as Exhibit 10(a)55.)

     (a)  26   -    Plant Robert W. Scherer Purchase, Sale and Option Agreement
                    dated as of May 15, 1980, between GEORGIA and MEAG.
                    (Designated in Form U-1, File No. 70-6481, as Exhibit B-1.)

     (a)  27   -    Plant Robert W. Scherer Purchase and Sale Agreement dated
                    as of May 16, 1980, between GEORGIA and Dalton.
                    (Designated in Form U-1, File No. 70-6481, as Exhibit B-2.)

     (a)  28   -    Plant Robert W. Scherer Unit Number Three Purchase and
                    Ownership Participation Agreement dated as of March 1,
                    1984, Amendment No. 1 dated as of July 1, 1986 and
                    Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as
                    Exhibit B-4, in SOUTHERN's Form 10-K for the year ended
                    December 31, 1987, as Exhibit 10(o)(2) and in SOUTHERN's
                    Form 10-K for the year ended December 31, 1989, as Exhibit
                    10(n)(2).)

     (a)  29   -    Plant Robert W. Scherer Unit Number Three Operating
                    Agreement dated as of March 1, 1984, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as
                    Exhibit B-5.)

     (a)  30   -    Plant Robert W. Scherer Unit No. Four Amended and Restated
                    Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990.
                    (Designated in Form U-1, File No. 70-7843, as Exhibit B-1.)

     (a)  31   -    Plant Robert W. Scherer Unit No. Four Operating Agreement
                    by and among GEORGIA, FP&L and JEA, dated as of December
                    31, 1990.  (Designated in Form U-1, File No. 70-7843, as
                    Exhibit B-2.)

     (a)  32   -    Amended and Restated Unit Power Sales Agreement dated
                    February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and
                    SCS. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1981, File No. 0-6849, as Exhibit
                    10(c)(2) and in GEORGIA's Form 10-K for the year ended
                    December 31, 1982, File No. 1-6468, as Exhibit 10(r)(3).)

     (a)  33   -    Amended and Restated Unit Power Sales Agreement dated May
                    19, 1982, Amendment No. 1 dated August 30, 1984 and
                    Amendment No. 2 dated October 30, 1987, between JEA and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit 10(s)(2), in SOUTHERN's
                    Form 10-K for the year ended December 31, 1984, File No.
                    1-3526, as Exhibit 10(r)(2) and in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                    Exhibit 10(s)(2).)

     (a)  34   -    Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                    (Designated in SAVANNAH's Form 10-K for the year ended
                    December 31, 1988, File No. 1-5072, as Exhibit 10(d).)

     (a)  35   -    Amended Unit Power Sales Agreement dated July 20, 1988,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as
                    Exhibit 10(e).)

     (a)  36   -    Amended Unit Power Sales Agreement dated August 17, 1988,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as
                    Exhibit 10(f).)

     (a)  37   -    Unit Power Sales Agreement dated December 8, 1990, between
                    Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                    Exhibit 10(x).)

     (a)  38   -    The Southern Company Executive Stock Plan For the Southern
                    Electric System and the First Amendment thereto.
                    (Designated in Registration No. 33-30171 as Exhibit 4(c).)

     (a)  39   -    Transition Energy Agreement dated December 31, 1990,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS. (Designated in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit
                    10(1).)

     (a)  40   -    Transition Energy Agreement dated December 31, 1990,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS. (Designated in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit
                    10(m).)

     (a)  41   -    Rocky Mountain Pumped Storage Hydroelectric Project
                    Ownership Participation Agreement dated November 18, 1988, between OPC and GEORGIA. (Designated in GEORGIA's Form
                    10-K for the year ended December 31, 1988, File No. 1-6468, as Exhibit 10(x).)

     (a)  42   -    Rocky Mountain Pumped Storage Hydroelectric Project
                    Operating Agreement dated November 18, 1988, between OPC and GEORGIA. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1988, File No. 1-6468, as Exhibit
                    10(y).)

     (a)  43   -    Purchase and Ownership Agreement for Joint Ownership
                    Interest in the James H. Miller, Jr. Steam Electric
                    Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. (Designated in Form U-1, File No.
                    70-7609, as Exhibit B-1.)

     (a)  44   -    Operating Agreement for Joint Ownership Interest in the
                    James H. Miller, Jr. Steam Electric Generating Plant Units
                    One and Two dated November 18, 1988, between ALABAMA and
                    AEC.  (Designated in Form U-1, File No. 70-7609, as Exhibit
                    B-2.)

     (a)  45   -    Transmission Facilities Agreement dated February 25, 1982,
                    Amendment No. 1 dated May 12, 1982 and Amendment No. 2 dated December 6, 1983, between Gulf States and
                    MISSISSIPPI. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1981, File No. 0-6849, as
                    Exhibit 10(f), in MISSISSIPPI's Form 10-K for the year ended December 31, 1982, File No. 0-6849, as Exhibit
                    10(f)(2) and in MISSISSIPPI's Form 10-K for the year ended
                    December 31, 1983, File No. 0-6849, as Exhibit 10(f)(3).)

     (a)  46   -    Form of commitment agreement, Amendment No. 1 and Amendment
                    No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and
                    MISSISSIPPI revolving credits.  (Designated in Form U-1,
                    File No. 70-7738, as Exhibit A-5 and in Form U-1, File No.
                    70-7937, as A-5(b).)

     (a)  47   -    Block Power Sale Agreement between GEORGIA and OPC dated as of November 12, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                    Exhibit 10(cc).)

     (a)  48   -    Coordination Services Agreement between GEORGIA and OPC
                    dated as of November 12, 1990.  (Designated in GEORGIA's
                    Form 10-K for the year ended December 31, 1990, File No.
                    1-6468, as Exhibit 10(dd).)

     (a)  49   -    Amended and Restated Nuclear Managing Board Agreement for
                    Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and
                    Dalton dated as of July 1, 1993.  (Designated in SOUTHERN's
                    Form 10-K for the year ended December 31, 1993, File No. 1-
                    3526, as Exhibit 10(a)49.)

     (a)  50   -    Integrated Transmission System Agreement, Power Sale and
                    Coordination Umbrella Agreement between GEORGIA and OPC dated as of November 12, 1990. (Designated in GEORGIA's
                    Form 10-K for the year ended December 31, 1990, File No.
                    1-6468, as Exhibit 10(ff).)

     (a)  51   -    Revised and Restated Integrated Transmission System
                    Agreement between GEORGIA and Dalton dated as of December
                    7, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit
                    10(gg).)

     (a)  52   -    Revised and Restated Integrated Transmission System
                    Agreement between GEORGIA and MEAG dated as of December 7, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit
                    10(hh).)

     (a)  53   -    Long Term Transmission Service Agreement between Entergy
                    Power, Inc. and ALABAMA, MISSISSIPPI and SCS. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1992, File No. 1-3526, as Exhibit 10(a)53.)

     (a)  54   -    Plant Scherer Managing Board Agreement dated as of December
                    31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and
                    JEA. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit
                    10(a)56.)

     (a)  55   -    Plant McIntosh Combustion Turbine Purchase and Ownership
                    Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. (Designated in SOUTHERN's Form
                    10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)57.)

     (a)  56   -    Plant McIntosh Combustion Turbine Operating Agreement
                    between GEORGIA and SAVANNAH dated as of December 15, 1992.
                    (Designated in SOUTHERN's Form 10-K for the year ended
                    December 31, 1993, File No. 1-3526, as Exhibit 10(a)58.)

     (a)  57   -    Power Purchase Agreement dated as of December 3, 1993
                    between GEORGIA and FPC. (Designated in SOUTHERN's Form 10-
                    K for the year ended December 31, 1993, File No. 1-3526, as
                    Exhibit 10(a)59.)

   * (a)  58   -    Service Contract dated as of December 12, 1994, between SCS and Mobile Energy Services Company, Inc.

     (a)  59   -    The Southern Company Outside Directors Stock Plan.
                    (Designated in Registration No. 33-54415 as Exhibit 4(c).)

   * (a)  60   -    Amendment No. 1 dated as of June 15, 1994, to the Plant
                    Robert W. Scherer Unit Number Four Amended and Restated
                    Purchase and Ownership Participation Agreement.

   * (a)  61   -    Amendment No. 1 dated as of June 15, 1994, to the Plant
                    Robert W. Scherer Unit Number Four Operating Agreement.

     (a)  62   -    Operating Agreement for the Joseph M. Farley Nuclear Plant
                    between ALABAMA and Southern Nuclear dated as of December
                    23, 1991.  (Designated in Form U-1, File No. 70-7530, as
                    Exhibit B-7.)

     (a)  63   -    Nuclear Services Agreement between Southern Nuclear and
                    GEORGIA dated as of October 31, 1991.  (Designated in Form
                    U-1, File No. 70-7530, as Exhibit B-6.)

     (a)  64   -    Nuclear Managing Board Agreement among GEORGIA, OPC, MEAG
                    and Dalton dated as of November 12, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990,
                    File No. 1-6468, as Exhibit 10(ee).)

   * (a)  65   -    The Southern Company Productivity Improvement Plan, Amended
                    and Restated effective January 1, 1994.

   * (a)  66   -    The Southern Company Executive Productivity Improvement
                    Plan, effective January 1, 1994.

     (a)  67   -    The Southern Company Employee Savings Plan, Amended and
                    Restated effective January 1, 1989. (Designated in
                    Registration No. 33-23152 as Exhibit 4(c).)

     (a)  68   -    The Southern Company Employee Stock Ownership Plan, Amended
                    and Restated effective January 1, 1989.  (Designated in
                    Form U-1, File No. 70-7654, as Exhibit B-1 and in Form U-1,
                    File No. 70-8435, as Exhibit B-4(b).)

   * (a)  69   -    Pension Plan For Employees of ALABAMA, Amended and Restated
                    effective as of January 1, 1989.

   * (a)  70   -    Pension Plan For Employees of GEORGIA, Amended and Restated
                    effective as of January 1, 1989.

   * (a)  71   -    Pension Plan For Employees of SCS, Amended and Restated
                    effective as of January 1, 1989.

   * (a)  72   -    The Southern Company Performance Pay Plan, Amended and
                    Restated effective January 1, 1993.

   * (a)  73   -    Supplemental Benefit Plan for ALABAMA.

   * (a)  74   -    Supplemental Benefit Plan for GEORGIA.

   * (a)  75   -    Supplemental Benefit Plan for SCS and SEI.

   * (a)  76   -    The Deferred Compensation Plan for the Directors of The
                    Southern Company.

   * (a)  77   -    The Southern Company Outside Directors Pension Plan.

   * (a)  78   -    The Deferred Compensation Plan for the Southern Electric
                    System.

     ALABAMA

     (b)  1    -    Service contracts dated as of January 1, 1984 and Amendment
                    No. 1 dated as of September 6, 1985, between SCS and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN.
                    See Exhibit 10(a)1 herein.

     (b)  2    -    Interchange contract dated October 28, 1988, effective
                    January 1, 1989, between ALABAMA, GEORGIA, GULF,
                    MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)5 herein.

     (b)  3    -    Agreement dated as of January 27, 1959 and Amendment No. 1 dated as of October 27, 1982, among SEGCO, ALABAMA and GEORGIA. See Exhibit 10(a)6 herein.

     (b)  4    -    Amended and Restated Unit Power Sales Agreement dated
                    February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and
                    SCS.  See Exhibit 10(a)32 herein.

     (b)  5    -    Amended and Restated Unit Power Sales Agreement dated May
                    19, 1982, Amendment No. 1, dated August 30, 1984 and
                    Amendment No. 2, dated October 30, 1987, between JEA and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS.  See Exhibit
                    10(a)33 herein.

     (b)  6    -    Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                    See Exhibit 10(a)34 herein.

     (b)  7    -    Amended Unit Power Sales Agreement dated July 20, 1988,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

     (b)  8    -    Amended Unit Power Sales Agreement dated August 17, 1988,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)36 herein.

     (b)  9    -    Unit Power Sales Agreement dated December 8, 1990, between
                    Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)37 herein.

     (b)  10   -    Transition Energy Agreement dated December 31, 1990,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)39 herein.

     (b)  11   -    Transition Energy Agreement dated December 31, 1990,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.   See Exhibit 10(a)40 herein.

     (b)  12   -    Firm Power Purchase Contract between ALABAMA and AMEA.
                    (Designated in Certificate of Notification, File No. 70-
                    7212, as Exhibit B.)

     (b)  13   -    1991 Firm Power Purchase Contract between ALABAMA and AMEA.
                    (Designated in Form U-1, File No. 70-7873, as Exhibit B-1.)

     (b)  14   -    Purchase and Ownership Agreement for Joint Ownership
                    Interest in the James H. Miller, Jr. Steam Electric
                    Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. See Exhibit 10(a)43 herein.

     (b)  15   -    Operating Agreement for Joint Ownership Interest in the
                    James H. Miller, Jr. Steam Electric Generating Plant Units
                    One and Two dated November 18, 1988, between ALABAMA and
                    AEC.  See Exhibit 10(a)44 herein.

     (b)  16   -    Form of commitment agreement, Amendment No. 1 and Amendment
                    No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and
                    MISSISSIPPI revolving credits.  See Exhibit 10(a)46 herein.

     (b)  17   -    Long Term Transmission Service Agreement between Entergy
                    Power, Inc. and ALABAMA, MISSISSIPPI and SCS.  See Exhibit
                    10(a)53 herein.

   * (b)  18   -    Amendment No. 2 dated November 4, 1993 and effective June
                    1, 1994, to Agreement dated January 27, 1959, among SEGCO,
                    ALABAMA and GEORGIA.

     (b)  19   -    Operating Agreement for the Joseph M. Farley Nuclear Plant
                    between ALABAMA and Southern Nuclear dated as of December
                    23, 1991.  See Exhibit 10(a)62 herein.

   * (b)  20   -    The Southern Company Productivity Improvement Plan, Amended
                    and Restated effective January 1, 1994.  See Exhibit
                    10(a)65 herein.

   * (b)  21   -    The Southern Company Executive Productivity Improvement
                    Plan, effective January 1, 1994. See Exhibit 10(a)66 herein.

     (b)  22   -    The Southern Company Employee Savings Plan, Amended and
                    Restated effective January 1, 1989. See Exhibit 10(a)67 herein.

     (b)  23   -    The Southern Company Employee Stock Ownership Plan, Amended
                    and Restated effective January 1, 1989.  See Exhibit
                    10(a)68 herein.

   * (b)  24   -    Pension Plan For Employees of ALABAMA, Amended and Restated
                    effective as of January 1, 1989. See Exhibit 10(a)69 herein.

   * (b)  25   -    The Southern Company Performance Pay Plan, Amended and
                    Restated effective January 1, 1993. See Exhibit 10(a)72 herein.

   * (b)  26   -    Supplemental Benefit Plan for ALABAMA.  See Exhibit 10(a)73
                    herein.

   * (b)  27   -    The Deferred Compensation Plan for the Southern Electric
                    System.  See Exhibit 10(a)78 herein.

   * (b)  28   -    The Southern Company Outside Directors Pension Plan.  See
                    Exhibit 10(a)77 herein.

     GEORGIA

     (c)  1    -    Service contracts dated as of January 1, 1984 and Amendment
                    No. 1 dated as of September 6, 1985, between SCS and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN.
                    See Exhibit 10(a)1 herein.

     (c)  2    -    Interchange contract dated October 28, 1988, effective
                    January 1, 1989, between ALABAMA, GEORGIA, GULF,
                    MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)5 herein.

     (c)  3    -    Agreement dated as of January 27, 1959 and Amendment No. 1 dated as of October 27, 1982, among SEGCO, ALABAMA and GEORGIA. See Exhibit 10(a)6 herein.

     (c)  4    -    Joint Committee Agreement dated as of August 27, 1976,
                    among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)7 herein.

     (c)  5    -    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                    Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. See Exhibit 10(a)8 herein.

     (c)  6    -    Edwin I. Hatch Nuclear Plant Operating Agreement dated as
                    of January 6, 1975, between GEORGIA and OPC.  See Exhibit
                    10(a)9 herein.

     (c)  7    -    Revised and Restated Integrated Transmission System
                    Agreement dated as of November 12, 1990, between GEORGIA and OPC. See Exhibit 10(a)10 herein.

     (c)  8    -    Plant Hal Wansley Purchase and Ownership Participation
                    Agreement dated as of March 26, 1976, between GEORGIA and OPC. See Exhibit 10(a)11 herein.

     (c)  9    -    Plant Hal Wansley Operating Agreement dated as of March 26,
                    1976, between GEORGIA and OPC.  See Exhibit 10(a)12 herein.

     (c)  10   -    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                    Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. See Exhibit 10(a)13 herein.

     (c)  11   -    Edwin I. Hatch Nuclear Plant Operating Agreement dated as
                    of August 27, 1976, between GEORGIA, MEAG and Dalton.  See
                    Exhibit 10(a)14 herein.

     (c)  12   -    Alvin W. Vogtle Nuclear Units Number One and Two Purchase
                    and Ownership Participation Agreement dated as of August
                    27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)15 herein.

     (c)  13   -    Alvin W. Vogtle Nuclear Units Number One and Two Operating
                    Agreement dated as of August 27, 1976, among GEORGIA, OPC,
                    MEAG and Dalton.  See Exhibit 10(a)16 herein.

     (c)  14   -    Alvin W. Vogtle Nuclear Units Number One and Two Purchase,
                    Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. See Exhibit
                    10(a)17 herein.

     (c)  15   -    Plant Hal Wansley Purchase and Ownership Participation
                    Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)18 herein.

     (c)  16   -    Plant Hal Wansley Operating Agreement dated as of August
                    27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)19 herein.

     (c)  17   -    Integrated Transmission System Agreement dated as of August
                    27, 1976, between GEORGIA and Dalton. See Exhibit 10(a)20 herein.

     (c)  18   -    Integrated Transmission System Agreement dated as of August
                    27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)21 herein.

     (c)  19   -    Plant Hal Wansley Purchase and Ownership Participation
                    Agreement dated as of April 19, 1977, between GEORGIA and Dalton. See Exhibit 10(a)22 herein.

     (c)  20   -    Plant Hal Wansley Operating Agreement dated as of April 19,
                    1977, between GEORGIA and Dalton. See Exhibit 10(a)23 herein.

     (c)  21   -    Plant Robert W. Scherer Units Number One and Two Purchase
                    and Ownership Participation Agreement dated as of May 15,
                    1980, Amendment No. 1 dated as of December 30, 1985,
                    Amendment No. 2 dated as of July 1, 1986, Amendment No. 3 dated as of August 1, 1988 and Amendment No. 4 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton.
                    See Exhibit 10(a)24 herein.

     (c)  22   -    Plant Robert W. Scherer Units Number One and Two Operating
                    Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 3, 1985 and Amendment No. 2 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton.
                    See Exhibit 10(a)25 herein.

     (c)  23   -    Plant Robert W. Scherer Purchase, Sale and Option Agreement
                    dated as of May 15, 1980, between GEORGIA and MEAG.  See
                    Exhibit 10(a)26 herein.

     (c)  24   -    Plant Robert W. Scherer Purchase and Sale Agreement dated
                    as of May 16, 1980, between GEORGIA and Dalton.  See
                    Exhibit 10(a)27 herein.

     (c)  25   -    Plant Robert W. Scherer Unit Number Three Purchase and
                    Ownership Participation Agreement dated as of March 1,
                    1984, Amendment No. 1 dated as of July 1, 1986 and
                    Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See Exhibit 10(a)28 herein.

     (c)  26   -    Plant Robert W. Scherer Unit Number Three Operating
                    Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)29 herein.

     (c)  27   -    Plant Robert W. Scherer Unit No. Four Amended and Restated
                    Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990. See
                    Exhibit 10(a)30 herein.

     (c)  28   -    Plant Robert W. Scherer Unit No. Four Operating Agreement
                    by and among GEORGIA, FP&L and JEA dated as of December 31, 1990. See Exhibit 10(a)31 herein.

     (c)  29   -    Amended and Restated Unit Power Sales Agreement dated
                    February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and
                    SCS.  See Exhibit 10(a)32 herein.

     (c)  30   -    Amended and Restated Unit Power Sales Agreement dated May
                    19, 1982, Amendment No. 1, dated August 30, 1984 and
                    Amendment No. 2 dated October 30, 1987, between JEA and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS.  See Exhibit
                    10(a)33 herein.

     (c)  31   -    Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                    See Exhibit 10(a)34 herein.

     (c)  32   -    Amended Unit Power Sales Agreement dated July 20, 1988,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

     (c)  33   -    Amended Unit Power Sales Agreement dated August 17, 1988,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)36 herein.

     (c)  34   -    Unit Power Sales Agreement dated December 8, 1990, between
                    Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)37 herein.

     (c)  35   -    Power Purchase Agreement dated as of December 3, 1993
                    between GEORGIA and FPC.  See Exhibit 10(a)57 herein.

     (c)  36   -    Transition Energy Agreement dated December 31, 1990,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)39 herein.

     (c)  37   -    Transition Energy Agreement dated December 31, 1990,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)40 herein.

     (c)  38   -    Rocky Mountain Pumped Storage Hydroelectric Project
                    Ownership Participation Agreement dated November 18, 1988, between OPC and GEORGIA. See Exhibit 10(a)41 herein.

     (c)  39   -    Rocky Mountain Pumped Storage Hydroelectric Project
                    Operating Agreement dated November 18, 1988, between OPC and GEORGIA. See Exhibit 10(a)42 herein.

     (c)  40   -    Form of commitment agreement, Amendment No. 1 and Amendment
                    No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and
                    MISSISSIPPI revolving credits.  See Exhibit 10(a)46 herein.

     (c)  41   -    Block Power Sale Agreement between GEORGIA and OPC dated as of November 12, 1990.  See Exhibit 10(a)47 herein.

     (c)  42   -    Coordination Services Agreement between GEORGIA and OPC
                    dated as of November 12, 1990.  See Exhibit 10(a)48 herein.

     (c)  43   -    Amended and Restated Nuclear Managing Board Agreement for
                    Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and
                    Dalton dated as of July 1, 1993. See Exhibit 10(a)49 herein.

     (c)  44   -    Integrated Transmission System Agreement, Power Sale and
                    Coordination Umbrella Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)50 herein.

     (c)  45   -    Revised and Restated Integrated Transmission System
                    Agreement between GEORGIA and Dalton dated as of December
                    7, 1990.  See Exhibit 10(a)51 herein.

     (c)  46   -    Revised and Restated Integrated Transmission System
                    Agreement between GEORGIA and MEAG dated as of December 7, 1990. See Exhibit 10(a)52 herein.

     (c)  47   -    Plant Scherer Managing Board Agreement dated as of December
                    31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and
                    JEA.  See Exhibit 10(a)54 herein.

     (c)  48   -    Plant McIntosh Combustion Turbine Purchase and Ownership
                    Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)55 herein.

     (c)  49   -    Plant McIntosh Combustion Turbine Operating Agreement
                    between GEORGIA and SAVANNAH dated as of December 15, 1992.
                    See Exhibit 10(a)56 herein.

     (c)  50   -    Certificate of Limited Partnership of Georgia Power
                    Capital.  (Designated in Certificate of Notification, File
                    No. 70-8461, as Exhibit B.)

     (c)  51   -    Amended and Restated Agreement of Limited Partnership of
                    Georgia Power Capital, dated as of December 1, 1994.
                    (Designated in Certificate of Notification, File No. 70-
                    8461, as Exhibit C.)

     (c)  52   -    Action of General Partner of Georgia Power Capital creating the Series A Preferred Securities.  (Designated in
                    Certificate of Notification, File No. 70-8461, as Exhibit
                    D.)

     (c)  53   -    Guarantee Agreement of GEORGIA dated as of December 1,
                    1994, for the benefit of the holders from time to time of the Series A Preferred Securities. (Designated in
                    Certificate of Notification, File No. 70-8461, as Exhibit
                    G.)

   * (c)  54   -    Amendment No. 1 dated as of June 15, 1994, to the Plant
                    Robert W. Scherer Unit Number Four Amended and Restated
                    Purchase and Ownership Participation Agreement.  See
                    Exhibit 10(a)60 herein.

   * (c)  55   -    Amendment No. 1 dated as of June 15, 1994, to the Plant
                    Robert W. Scherer Unit Number Four Operating Agreement.
                    See Exhibit 10(a)61 herein.

   * (c)  56   -    Amendment No. 2 dated November 4, 1993 and effective June
                    1, 1994, to Agreement dated as of January 27, 1959, among
                    SEGCO, ALABAMA and GEORGIA.  See Exhibit 10(b)18 herein.

     (c)  57   -    Nuclear Services Agreement between Southern Nuclear  and
                    GEORGIA dated as of October 31, 1991. See Exhibit 10(a)63 herein.

     (c)  58   -    Nuclear Managing Board Agreement among GEORGIA, OPC, MEAG
                    and Dalton dated as of November 12, 1990.  See Exhibit
                    10(a)64 herein.

   * (c)  59   -    The Southern Company Productivity Improvement Plan, Amended
                    and Restated effective January 1, 1994.  See Exhibit
                    10(a)65 herein.

   * (c)  60   -    The Southern Company Executive Productivity Improvement
                    Plan, effective January 1, 1994. See Exhibit 10(a)66 herein.

     (c)  61   -    The Southern Company Employee Savings Plan, Amended and
                    Restated effective January 1, 1989. See Exhibit 10(a)67 herein.

     (c)  62   -    The Southern Company Employee Stock Ownership Plan, Amended
                    and Restated effective January 1, 1989.  See Exhibit
                    10(a)68 herein.

   * (c)  63   -    Pension Plan For Employees of GEORGIA, Amended and Restated
                    effective as of January 1, 1989. See Exhibit 10(a)70 herein.

   * (c)  64   -    The Southern Company Performance Pay Plan, Amended and
                    Restated effective January 1, 1993. See Exhibit 10(a)72 herein.

   * (c)  65   -    Supplemental Benefit Plan for GEORGIA.  See Exhibit 10(a)74
                    herein.

   * (c)  66   -    The Deferred Compensation Plan for the Southern Electric
                    System.  See Exhibit 10(a)78 herein.

   * (c)  67   -    The Southern Company Outside Directors Pension Plan.  See
                    Exhibit 10(a)77 herein.

     GULF

     (d)  1    -    Service contracts dated as of January 1, 1984 and Amendment
                    No. 1 dated as of September 6, 1985, between SCS and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN.
                    See Exhibit 10(a)1 herein.

     (d)  2    -    Interchange contract dated October 28, 1988, effective
                    January 1, 1989, between ALABAMA, GEORGIA, GULF,
                    MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)5 herein.

     (d)  3    -    Plant Robert W. Scherer Unit Number Three Purchase and
                    Ownership Participation Agreement dated as of March 1,
                    1984, Amendment No. 1 dated as of July 1, 1986 and
                    Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See Exhibit 10(a)28 herein.

     (d)  4    -    Plant Robert W. Scherer Unit Number Three Operating
                    Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)29 herein.

     (d)  5    -    Amended and Restated Unit Power Sales Agreement dated
                    February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and
                    SCS.  See Exhibit 10(a)32 herein.

     (d)  6    -    Amended and Restated Unit Power Sales Agreement dated May
                    19, 1982, Amendment No. 1 dated August 30, 1984 and
                    Amendment No. 2 dated October 30, 1987, between JEA and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS.  See Exhibit
                    10(a)33 herein.

     (d)  7    -    Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                    See Exhibit 10(a)34 herein.

     (d)  8    -    Amended Unit Power Sales Agreement dated July 20, 1988,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

     (d)  9    -    Amended Unit Power Sales Agreement dated August 17, 1988,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)36 herein.

     (d)  10   -    Agreement between GULF and AEC, effective August 1, 1985.
                    (Designated in GULF's Form 10-K for the year ended December
                    31, 1985, File No. 0-2429, as Exhibit 10(g).)

     (d)  11   -    Unit Power Sales Agreement dated December 8, 1990, between
                    Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)37 herein.

     (d)  12   -    Transition Energy Agreement dated December 31, 1990,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)39 herein.

     (d)  13   -    Transition Energy Agreement dated December 31, 1990,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)40 herein.

   * (d)  14   -    The Southern Company Productivity Improvement Plan, Amended
                    and Restated effective January 1, 1994.  See Exhibit
                    10(a)65 herein.

   * (d)  15   -    The Southern Company Executive Productivity Improvement
                    Plan, effective January 1, 1994. See Exhibit 10(a)66 herein.

     (d)  16   -    The Southern Company Employee Savings Plan, Amended and
                    Restated effective January 1, 1989. See Exhibit 10(a)67 herein.

     (d)  17   -    The Southern Company Employee Stock Ownership Plan, Amended
                    and Restated effective January 1, 1989.  See Exhibit
                    10(a)68 herein.

   * (d)  18   -    Pension Plan For Employees of GULF, Amended and Restated
                    effective as of January 1, 1989.

   * (d)  19   -    The Southern Company Performance Pay Plan, Amended and
                    Restated effective January 1, 1993. See Exhibit 10(a)72 herein.

   * (d)  20   -    Supplemental Benefit Plan for GULF.

   * (d)  21   -    The Deferred Compensation Plan for the Southern Electric
                    System.  See Exhibit 10(a)78 herein.

   * (d)  22   -    The Southern Company Outside Directors Pension Plan.  See
                    Exhibit 10(a)77 herein.

     MISSISSIPPI

     (e)  1    -    Service contracts dated as of January 1, 1984 and Amendment
                    No. 1 dated September 6, 1985, between SCS and ALABAMA,
                    GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN.    See
                    Exhibit 10(a)1 herein.

     (e)  2    -    Interchange contract dated October 28, 1988, effective
                    January 1, 1989, between ALABAMA, GEORGIA, GULF,
                    MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)5 herein.

     (e)  3    -    Amended and Restated Unit Power Sales Agreement dated
                    February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and
                    SCS.  See Exhibit 10(a)32 herein.

     (e)  4    -    Amended and Restated Unit Power Sales Agreement dated May
                    19, 1982, Amendment No. 1 dated August 30, 1984, and
                    Amendment No. 2 dated October 30, 1987, between JEA and
                    ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS.  See Exhibit
                    10(a)33 herein.

     (e)  5    -    Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                    See Exhibit 10(a)34 herein.

     (e)  6    -    Amended Unit Power Sales Agreement dated July 20, 1988,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

     (e)  7    -    Amended Unit Power Sales Agreement dated August 17, 1988,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)36 herein.

     (e)  8    -    Unit Power Sales Agreement dated December 8, 1990, between
                    Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)37 herein.

     (e)  9    -    Transition Energy Agreement dated December 31, 1990,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)39 herein.

     (e)  10   -    Transition Energy Agreement dated December 31, 1990,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)40 herein.

     (e)  11   -    Transmission Facilities Agreement dated February 25, 1982,
                    Amendment No. 1 dated May 12, 1982 and Amendment No. 2
                    dated December 6, 1983, between Gulf States and
                    MISSISSIPPI.   See Exhibit 10(a)45 herein.

     (e)  12   -    Form of commitment agreement, Amendment No. 1 and Amendment
                    No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and
                    MISSISSIPPI revolving credits.  See Exhibit 10(a)46 herein.

     (e)  13   -    Long Term Transmission Service Agreement between Entergy
                    Power, Inc. and ALABAMA  MISSISSIPPI and SCS.  See Exhibit
                    10(a)53 herein.

   * (e)  14   -    The Southern Company Productivity Improvement Plan, Amended
                    and Restated effective January 1, 1994.  See Exhibit
                    10(a)65 herein.

   * (e)  15   -    The Southern Company Executive Productivity Improvement
                    Plan, effective January 1, 1994. See Exhibit 10(a)66 herein.

     (e)  16   -    The Southern Company Employee Savings Plan, Amended and
                    Restated effective January 1, 1989. See Exhibit 10(a)67 herein.

     (e)  17   -    The Southern Company Employee Stock Ownership Plan, Amended
                    and Restated effective January 1, 1989.  See Exhibit
                    10(a)68 herein.

   * (e)  18   -    Pension Plan For Employees of MISSISSIPPI, Amended and
                    Restated effective as of January 1, 1989.

   * (e)  19   -    The Southern Company Performance Pay Plan, Amended and
                    Restated effective January 1, 1993. See Exhibit 10(a)72 herein.

   * (e)  20   -    Supplemental Benefit Plan for MISSISSIPPI.

   * (e)  21   -    The Deferred Compensation Plan for the Southern Electric
                    System.  See Exhibit 10(a)78 herein.

   * (e)  22   -    The Southern Company Outside Directors Pension Plan.  See
                    Exhibit 10(a)77 herein.

     SAVANNAH

     (f)  1    -    Service contract dated as of March 3, 1988, between SCS and
                    SAVANNAH.  See Exhibit 10(a)3 herein.

     (f)  2    -    Interchange contract dated October 28, 1988, effective
                    January 1, 1989, between ALABAMA, GEORGIA, GULF,
                    MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)5 herein.

     (f)  3    -    Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                    See Exhibit 10(a)34 herein.

     (f)  4    -    Amended Unit Power Sales Agreement dated July 20, 1988,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

     (f)  5    -    Amended Unit Power Sales Agreement dated August 17, 1988,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)36 herein.

     (f)  6    -    Unit Power Sales Agreement dated December 8, 1990, between
                    Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)37 herein.

     (f)  7    -    Transition Energy Agreement dated December 31, 1990,
                    between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)39 herein.

     (f)  8    -    Transition Energy Agreement dated December 31, 1990,
                    between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                    SAVANNAH and SCS.  See Exhibit 10(a)40 herein.

     (f)  9    -    Plant McIntosh Combustion Turbine Purchase and Ownership
                    Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)55 herein.

     (f)  10   -    Plant McIntosh Combustion Turbine Operating Agreement
                    between GEORGIA and SAVANNAH dated December 15, 1992.  See
                    Exhibit 10(a)56 herein.

   * (f)  11   -    The Southern Company Productivity Improvement Plan, Amended
                    and Restated effective January 1, 1994.  See Exhibit
                    10(a)65 herein.

   * (f)  12   -    The Southern Company Executive Productivity Improvement
                    Plan, effective January 1, 1994. See Exhibit 10(a)66 herein.

     (f)  13   -    The Southern Company Employee Savings Plan, Amended and
                    Restated effective January 1, 1989. See Exhibit 10(a)67 herein.

     (f)  14   -    The Southern Company Employee Stock Ownership Plan, Amended
                    and Restated effective January 1, 1989.  See Exhibit
                    10(a)68 herein.

   * (f)  15   -    Employees' Retirement Plan of SAVANNAH, Amended and
                    Restated effective January 1, 1989.

   * (f)  16   -    Supplemental Executive Retirement Plan of SAVANNAH.

   * (f)  17   -    Deferred Compensation Plan for Key Employees of SAVANNAH.

   * (f)  18   -    The Southern Company Performance Pay Plan, Amended and
                    Restated effective January 1, 1993. See Exhibit 10(a)72 herein.

   * (f)  19   -    The Southern Company Outside Directors Pension Plan.  See
                    Exhibit 10(a)77 herein.

   * (f)  20   -    Deferred Compensation Plan for Directors of SAVANNAH.

(21) *Subsidiaries of Registrants - Contained herein at page IV-5.

(23) Consents of Experts and Counsel

     SOUTHERN

   * (a)       -    The consent of Arthur Andersen LLP is contained herein at
                    page IV-6.

     ALABAMA

   * (b)       -    The consent of Arthur Andersen LLP is contained herein at
                    page IV-7.

     GEORGIA

   * (c)       -    The consent of Arthur Andersen LLP is contained herein at
                    page IV-8.

     GULF

   * (d)       -    The consent of Arthur Andersen LLP is contained herein at
                    page IV-9.

     MISSISSIPPI

   * (e)       -    The consent of Arthur Andersen LLP is contained herein at
                    page IV-10.

     SAVANNAH

   * (f)       -    The consent of Arthur Andersen LLP is contained herein at
                    page IV-11.

(24) Powers of Attorney and Resolutions

     SOUTHERN

   * (a)       -    Power of Attorney and resolution.

     ALABAMA

   * (b)       -    Power of Attorney and resolution.

     GEORGIA

   * (c)       -    Power of Attorney and resolution.

     GULF

   * (d)       -    Power of Attorney and resolution.

     MISSISSIPPI

   * (e)       -    Power of Attorney and resolution.

     SAVANNAH

   * (f)       -    Power of Attorney and resolution.

(27) Financial Data Schedule

     SOUTHERN

     (a)       -    Financial Data Schedule.  (Designated in Form 8-K dated
                    February 15, 1995, File No. 1-3526, as Exhibit 27.)

     ALABAMA

     (b)       -    Financial Data Schedule.  (Designated in Form 8-K dated
                    February 15, 1995, File No. 1-3164, as Exhibit 27.)

     GEORGIA

     (c)       -    Financial Data Schedule.  (Designated in Form 8-K dated
                    February 15, 1995, File No. 1-6468, as Exhibit 27.)

     GULF

     (d)       -    Financial Data Schedule.  (Designated in Form 8-K dated
                    February 15, 1995, File No. 0-2429, as Exhibit 27.)

     MISSISSIPPI

     (e)       -    Financial Data Schedule.  (Designated in Form 8-K dated
                    February 15, 1995, File No. 0-6849, as Exhibit 27.)

     SAVANNAH

     (f)       -    Financial Data Schedule.  (Designated in Form 8-K dated
                    February 15, 1995, File No. 1-5072, as Exhibit 27.)