Form 10-Q
period 2003-03-31
ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO; GULF POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2003-05-15
CIK 3153, 41091, 66904, 86940, 44545, 92122, 1160661

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2003
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____



Commission            Registrant, State of Incorporation,    I.R.S. Employer
File Number           Address and Telephone Number           Identification No.
-----------           -----------------------------------    ------------------

1-3526               The Southern Company                      58-0690070
                     (A Delaware Corporation)
                     270 Peachtree Street, N.W.
                     Atlanta, Georgia 30303
                     (404) 506-5000
1-3164               Alabama Power Company                     63-0004250
                     (An Alabama Corporation)
                     600 North 18th Street
                     Birmingham, Alabama 35291
                     (205) 257-1000
1-6468               Georgia Power Company                     58-0257110
                     (A Georgia Corporation)
                     241 Ralph McGill Boulevard, N.E.
                     Atlanta, Georgia 30308
                     (404) 506-6526
0-2429               Gulf Power Company                        59-0276810
                     (A Maine Corporation)
                     One Energy Place
                     Pensacola, Florida 32520
                     (850) 444-6111
001-11229            Mississippi Power Company                 64-0205820
                     (A Mississippi Corporation)
                     2992 West Beach
                     Gulfport, Mississippi 39501
                     (228) 864-1211
1-5072               Savannah Electric and Power Company       58-0418070
                     (A Georgia Corporation)
                     600 East Bay Street
                     Savannah, Georgia 31401
                     (912) 644-7171
333-98553            Southern Power Company                    58-2598670
                     (A Delaware Corporation)
                     270 Peachtree Street, N.W.
                     Atlanta, Georgia 30303
                     (404) 506-5000
==================== ========================================= ================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark whether the registrants are accelerated filers as defined by Rule 12b-2 of the Securities Exchange Act of 1934.
Yes X (except for Southern Power Company)  No ___



                                                        Description of                        Shares Outstanding
Registrant                                               Common Stock                          at April 30, 2003

The Southern Company                                     Par Value $5 Per Share                         721,737,312
Alabama Power Company                                    Par Value $40 Per Share                          6,312,500
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635
Southern Power Company                                   Par Value $0.01 Per Share                            1,000

     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company and Southern Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 2003

                                                                                                                               Page
                                                                                                                             Number
DEFINITIONS...............................................................................................................     5
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            8
                Condensed Consolidated Statements of Cash Flows....................................................            9
                Condensed Consolidated Balance Sheets..............................................................           10
                Condensed Consolidated Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           12
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           13
             Alabama Power Company
                Condensed Statements of Income.....................................................................           22
                Condensed Statements of Cash Flows.................................................................           23
                Condensed Balance Sheets...........................................................................           24
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           26
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           27
             Georgia Power Company
                Condensed Statements of Income.....................................................................           35
                Condensed Statements of Cash Flows.................................................................           36
                Condensed Balance Sheets...........................................................................           37
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           39
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           40
             Gulf Power Company
                Condensed Statements of Income.....................................................................           48
                Condensed Statements of Cash Flows.................................................................           49
                Condensed Balance Sheets...........................................................................           50
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           52
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           59
                Condensed Statements of Cash Flows.................................................................           60
                Condensed Balance Sheets...........................................................................           61
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           63
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           71
                Condensed Statements of Cash Flows.................................................................           72
                Condensed Balance Sheets...........................................................................           73
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           75
             Southern Power Company
                Condensed Statements of Income.....................................................................           82
                Condensed Statements of Cash Flows.................................................................           83
                Condensed Balance Sheets...........................................................................           84
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           86
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           87
             Notes to the Condensed Financial Statements...........................................................           94
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           20
Item 4.      Controls and Procedures...............................................................................           20


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 2003

                                                                                                                             Number
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................          102
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................          102
         Signatures and Certifications.............................................................................          106


                                   DEFINITIONS

TERM                                             MEANING
Alabama Power...............................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
Dynegy......................................     Dynegy, Inc.
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of Southern Company,
                                                 Alabama Power, Georgia Power, Gulf Power, Mississippi Power,
                                                 Savannah Electric and Southern Power for the year ended
                                                 December 31, 2002
Georgia Power...............................     Georgia Power Company
Gulf Power..................................     Gulf Power Company
IRS.........................................     Internal Revenue Service
Mirant......................................     Mirant Corporation
Mississippi Power...........................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and
                                                 Mobile Energy Services Holdings, Inc.
Moody's.....................................     Moody's Investors Service, Inc.
operating companies.........................     Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric
PEP.........................................     Performance Evaluation Plan
PPA.........................................     Purchase Power Agreement
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
S&P.........................................     Standard and Poor's, a division of The McGraw-Hill Companies
Savannah Electric...........................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SeTrans.....................................     A proposed regional transmission organization consisting
                                                 of public and private companies, including Southern Company, located in eight southeastern states
Southern Company............................     The Southern Company
Southern Company GAS........................     Southern Company Gas LLC
Southern Power..............................     Southern Power Company
Southern Company system.....................     Southern Company, the operating companies, Southern Power and other subsidiaries
Super Southeast.............................     Southern Company's traditional service territory, Alabama, Florida, Georgia and
                                                 Mississippi plus the surrounding states of Kentucky, Louisiana, North Carolina,
                                                 South Carolina, Tennessee and Virginia
TVA.........................................     Tennessee Valley Authority


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking and historical information. Forward-looking information includes, among other things, statements concerning the strategic goals for Southern Company's wholesale business, estimated construction expenditures and Southern Company's projections for energy sales and its goals for future generating capacity, dividend payout ratio, equity ratio, earnings per share and earnings growth. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil actions against certain Southern Company subsidiaries; the effects, extent and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates and customer demand; state and federal rate regulations; political, legal and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries; the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due; the effects of, and changes in, economic conditions in the areas in which Southern Company's subsidiaries operate, including the current soft economy; the direct or indirect effects on Southern Company's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of Southern Company's new product and service offerings; the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time with the SEC.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                    For the Three Months
                                                                                        Ended March 31,
                                                                                 2003                  2002
-------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Operating Revenues:
Retail sales                                                                    $1,973,844            $1,843,719
Sales for resale                                                                   339,161               232,679
Other electric revenues                                                             91,877                63,417
Other revenues                                                                     148,020                73,773
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                         2,552,902             2,213,588
-------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel                                                                               710,327               574,193
Purchased power                                                                    137,102                67,617
Other operations                                                                   493,866               445,252
Maintenance                                                                        229,710               228,790
Depreciation and amortization                                                      244,988               245,635
Taxes other than income taxes                                                      148,826               139,847
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                         1,964,819             1,701,334
-------------------------------------------------------------------------------------------------------------------
Operating Income                                                                   588,083               512,254
Other Income and (Expense):
Allowance for equity funds used during construction                                  7,851                 7,087
Interest income                                                                      4,498                 4,803
Equity in losses of unconsolidated subsidiaries                                    (27,167)              (15,904)
Leveraged lease income                                                              17,715                14,701
Interest expense, net of amounts capitalized                                      (123,761)             (120,553)
Distributions on capital and preferred securities of subsidiaries                  (39,586)              (42,527)
Preferred dividends of subsidiaries                                                 (4,750)               (4,381)
Other income (expense), net                                                         (4,283)              (20,056)
-------------------------------------------------------------------------------------------------------------------
Total other income and (expense)                                                  (169,483)             (176,830)
-------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                       418,600               335,424
-------------------------------------------------------------------------------------------------------------------
Income taxes                                                                       121,168               111,138
-------------------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of Accounting Change                             297,432               224,286
-------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change --
   less income taxes of $231                                                           367                     -
-------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                           $297,799              $224,286
-------------------------------------------------------------------------==================-=====================--
Common Stock Data:
   Consolidated basic earnings per share                                             $0.41                 $0.32
   Consolidated diluted earnings per share                                           $0.41                 $0.32
Average number of basic shares of common
stock outstanding (in thousands)                                                   718,943               701,012
Average number of diluted shares of common
stock outstanding (in thousands)                                                   724,891               706,298
Cash dividends paid per share of common stock                                       $0.343                $0.335

        The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                  2003               2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Operating Activities:
Consolidated net income                                                              $297,799          $224,286
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
Depreciation and amortization                                                         289,200           274,523
Deferred income taxes and investment tax credits                                       80,005           (15,910)
Equity in losses of unconsolidated subsidiaries                                        27,167            15,904
Leveraged lease income                                                                (17,715)          (14,701)
Pension, postretirement, and other employee benefits                                    3,646            (6,345)
Other, net                                                                             19,177            30,119
Changes in certain current assets and liabilities --
Receivables, net                                                                      181,153           197,256
Fossil fuel stock                                                                       6,831              (235)
Materials and supplies                                                                 (8,709)            6,779
Other current assets                                                                 (127,995)         (103,221)
Accounts payable                                                                     (203,267)         (144,435)
Taxes accrued                                                                          (8,628)           32,884
Other current liabilities                                                            (178,548)          (52,516)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                           360,116           444,388
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                             (535,379)         (677,550)
Cost of removal net of salvage                                                          2,253           (28,147)
Other                                                                                 (67,531)          (74,894)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                               (600,657)         (780,591)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                                             533,363           (85,020)
Proceeds --
Senior notes                                                                        1,085,000           125,000
Other long-term debt                                                                   19,870           718,119
Capital and preferred securities                                                            -            35,000
Preferred stock                                                                       125,000                 -
Common stock                                                                          121,661           125,882
Redemptions --
First mortgage bonds                                                                  (33,350)           (6,794)
Long-term senior notes                                                               (875,905)         (380,615)
Other long-term debt                                                                 (390,513)          (16,607)
Capital and preferred securities                                                      (40,000)                -
Payment of common stock dividends                                                    (245,745)         (234,272)
Other                                                                                 (22,455)           (2,419)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                                           276,926           278,274
----------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                36,385           (57,929)
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                      273,010           354,015
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $ 309,395         $ 296,086
------------------------------------------------------------------------------================-=================------------
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of $18,066 and $12,269 capitalized for 2003 and 2002, respectively)    $117,458           $82,315
Income taxes (net of refunds)                                                           ($117)          $58,204



      The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

                                      9


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                         At March 31,           At December 31,
Assets                                                                       2003                    2002
------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Current Assets:
Cash and cash equivalents                                                       $ 309,395              $ 273,032
Receivables
Customer accounts receivable                                                      657,622                709,878
Unbilled revenues                                                                 215,754                277,105
Under recovered regulatory clause revenues                                       154,757                 174,362
Other accounts and notes receivable                                               356,392                370,021
Accumulated provision for uncollectible accounts                                  (30,798)               (25,546)
Fossil fuel stock, at average cost                                                292,124                298,955
Materials and supplies, at average cost                                           548,168                539,459
Other                                                                             418,202                349,936
------------------------------------------------------------------------------------------------------------------
Total current assets                                                            2,921,616              2,967,202
------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                     38,308,286             37,485,853
Less accumulated depreciation                                                  15,044,427             15,448,850
                                                                               23,263,859             22,037,003
Nuclear fuel, at amortized cost                                                   202,240                222,676
Construction work in progress                                                   2,225,239              2,382,287
------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                           25,691,338             24,641,966
------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                     654,980                639,167
Leveraged leases                                                                  791,190                790,767
Other                                                                             223,683                243,353
------------------------------------------------------------------------------------------------------------------
Total other property and investments                                            1,669,853              1,673,287
------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                          894,336                897,777
Prepaid pension costs                                                             813,752                786,115
Unamortized debt issuance expense                                                 129,359                121,008
Unamortized premium on reacquired debt                                            325,426                313,057
Other                                                                             404,744                398,581
------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                         2,567,617              2,516,538
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                  $32,850,424            $31,798,993
----------------------------------------------------------------------====================----===================-

 The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                      At March 31,           At December 31,
Liabilities and Stockholders' Equity                                      2003                    2002
----------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Current Liabilities:
Securities due within one year                                             $ 1,440,623            $ 1,679,489
Notes payable                                                                1,541,527                972,459
Accounts payable                                                               717,949                985,660
Customer deposits                                                              173,552                168,952
Taxes accrued --
Income taxes                                                                   117,405                112,765
Other                                                                          127,686                218,967
Interest accrued                                                               163,209                158,196
Vacation pay accrued                                                           127,648                130,015
Other                                                                          412,477                592,530
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                    4,822,076              5,019,033
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                               8,703,516              8,692,962
----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                            4,305,410              4,214,471
Deferred credits related to income taxes                                       442,976                449,816
Accumulated deferred investment tax credits                                    599,926                606,779
Employee benefits provisions                                                   634,955                614,239
Asset retirement obligations                                                   791,154                      -
Other                                                                          876,458                813,464
----------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                 7,650,879              6,698,769
----------------------------------------------------------------------------------------------------------------
Company or subsidiary obligated mandatorily redeemable
capital and preferred securities                                             2,380,000              2,380,000
----------------------------------------------------------------------------------------------------------------

Cumulative preferred stock of subsidiaries                                     423,126                298,126
----------------------------------------------------------------------------------------------------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
Authorized -- 1 billion shares
Issued   -- March 31, 2003: 721,108,761 shares;
 -- December 31, 2002:  716,548,526 shares                                   3,605,544              3,582,743
Paid-in capital                                                                436,610                337,670
Treasury, at cost -- March 31, 2003: 151,582 shares;
  -- December 31, 2002:  147,021 shares                                         (3,121)                (2,815)
Retained earnings                                                            4,921,636              4,874,375
Accumulated other comprehensive loss                                           (89,842)               (81,870)
----------------------------------------------------------------------------------------------------------------
Total common stockholders' equity                                            8,870,827              8,710,103
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                 $32,850,424            $31,798,993
-------------------------------------------------------------------====================----===================--

 The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                                            For the Three Months
                                                                                               Ended March 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                         2003                    2002
------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Consolidated Net Income                                                                $ 297,799              $ 224,286
Other comprehensive income (loss):
Changes in fair value of marketable securities                                               112                   (140)
Changes in fair value of qualifying hedges, net of tax of                                 (8,341)                 6,249
   $(5,504) and $4,045, respectively
Less:  Reclassification adjustment for amounts included in net                               257                      -
   income, net of tax of $166
-------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                                 $ (7,972)               $ 6,109
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED COMPREHENSIVE INCOME                                                      $ 289,827              $ 230,395
=========================================================================================================================







                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
   CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS
                                  (UNAUDITED)



                                    At March 31,           At December 31,
                                        2003                    2002
--------------------------------------------------------------------------
                                              (in thousands)

Balance at beginning of period      $ (81,870)               $ 7,148
Change in current period               (7,972)               (89,018)
-------------------------------------------------------------------------
BALANCE AT END OF PERIOD            $ (89,842)             $ (81,870)
-------------------------------------------------------------------------





 The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.




                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   FIRST QUARTER 2003 vs. FIRST QUARTER 2002


RESULTS OF OPERATIONS

Southern Company is focusing on three main businesses in the Southeast: its traditional business, represented by its five operating companies providing regulated retail electric service in four states; a growing competitive generation business in the Super Southeast; and energy-related products and services for its retail customers. For additional information on these businesses, see Item 1 - BUSINESS - "Operating Companies," "Southern Power" and "Other Business" in the Form 10-K.

Earnings

Southern Company's first quarter 2003 earnings were $298 million ($0.41 per share) compared with $224 million ($0.32 per share) in the first quarter 2002. The increase in earnings for the first quarter 2003 is due to a number of positive factors, including increased demand for electricity, continued customer growth, solid performance by the competitive generation business and the overall impact of regulatory rate proceedings in Alabama and Florida, partially offset by the impact of higher operating expenses related to generating units that were placed in service in 2002. Lower than normal temperatures in the first quarter 2003 resulted in increased demand for energy when compared to the corresponding period in 2002.

    Significant income statement items appropriate for discussion include the following:

                                                 Increase (Decrease)
                                         -------------------------------------
                                                    First Quarter
                                         -------------------------------------
                                             (in thousands)          %
Retail sales..........................       $130,125                7.1
Sales for resale......................        106,482               45.8
Other electric revenues...............         28,460               44.9
Other revenues........................         74,247              100.6
Fuel expense..........................        136,134               23.7
Purchased power expense...............         69,485              102.8
Other operation expense...............         48,614               10.9
Equity in losses of unconsolidated
   subsidiaries.......................         11,263               70.8
Leveraged lease income................          3,014               20.5
Other income (expense), net...........         15,773               78.6

         Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was up by $57.5 million, or 4.4%, in the first quarter 2003 when compared to the corresponding period in the prior year. Energy sales to residential, commercial and industrial customers for the first quarter 2003 increased by 4.3%, 1.1% and 4.0%, respectively, as compared to the same reporting period in 2002. Colder weather and customer growth significantly impacted energy sales to these customers in the first quarter 2003 when compared to the same period in the prior year.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Sales for resale. During the first quarter 2003, sales for resale increased due to increases in both the demand and price of energy sold when compared to the same period in 2002.

     Other electric revenues. During the first quarter 2003, other electric revenues increased primarily due to higher revenue from cogeneration steam facilities resulting from higher gas prices and demand, increased revenues from transmission to others and higher fees charged for connection, reconnection and collection. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues do not have a significant impact on earnings.

     Other revenues. For the first quarter 2003, other revenues increased primarily due to revenues from Southern Company GAS, which began operations in August 2002.

     Fuel expense. The increase in fuel expense for the first quarter 2003 can be primarily attributed to fuel expenses at Southern Company GAS, increased generation to meet higher demand, the commercial operation of Southern Power's Plant Franklin Unit 1 and Plant Wansley Units 6 and 7 in June 2002, and an increase of over 100% in the unit cost for natural gas.

     Purchased power expense. The increase in purchased power expense during the first quarter 2003 was mainly the result of higher demand for energy and increased prices for these energy purchases when compared to the corresponding period in 2002.

     Other operations expense. During the first quarter 2003, the increase in other operations expense is attributed to a number of factors. Primary factors include higher administrative and general expenses, higher transmission and distribution expenses and expenses at Southern Company GAS, which began operations in August 2002.

     Equity in losses of subsidiaries. The increase in losses from unconsolidated subsidiaries in the first quarter 2003 as compared to the same period in 2002 related to higher operating losses from Southern Company's investments in alternative fuel partnerships. These losses are offset by income tax credits generated by such partnerships.

     Leveraged lease income. In the first quarter 2003, leveraged lease income increased mainly due to the effect of a new lease transaction involving a coal-fired electric generation facility in Mississippi that Southern Company completed in late December 2002.

     Other income (expense), net. The increase in this item during the first quarter 2003 when compared to the same period in 2002 is primarily due to mark to market adjustments for derivative electric contracts, a decrease in non-utility expenses at Alabama Power and higher income associated with a new electricity pricing program at Georgia Power.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The two major factors are the ability of the operating companies to maintain a stable regulatory environment and achieve energy sales growth while containing costs and the profitability of the competitive market-based wholesale generating business. For additional information relating to these issues, see
Item 1 - BUSINESS - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Southern Company in the Form 10-K.

   Reference is made to Note 11 to the financial statements of Southern Company in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS-"Future Earnings Potential" in Item 7 of the Form 10-K and to Note (B) to the Condensed Financial Statements herein for information relating to the spin-off of Mirant from Southern Company. Mirant recently filed its Annual Report on Form 10-K for the year ended December 31, 2002, which included its restated financial statements for the years ended December 31, 2001 and 2000. The effect of these restatements on Southern Company's financial statements, if any, cannot be determined until Mirant's 2001 revised quarterly financial statements are filed. However, Southern Company's management does not currently anticipate that a reaudit of Southern Company's 2000 or 2001 financial statements will be necessary.

     Southern Company's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation currently filed against Southern Company and its subsidiaries cannot be predicted at this time; however, after consultation with legal counsel, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Southern Company's financial position, results of operations or cash flows.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K. On May 7, 2003, the U.S. District Court in Alabama extended the stay of the EPA litigation proceeding in Alabama until the earlier of August 5, 2003 or a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the related litigation involving TVA.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Southern Company in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Evident in the White Paper are continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. Pending energy legislation may also impact these issues. Any impact of this proposal on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Southern Company's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the proposed terminations of three PPAs between subsidiaries of Dynegy and Mississippi Power and Southern Power. Reference is also made to Notes (C) through (G) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Southern Company's significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. Southern Company's only critical accounting policy involves rate regulation. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (H) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Southern Company accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.


FINANCIAL CONDITION

Overview

Major changes in Southern Company's financial condition during the first three months of 2003 included $535 million used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily obtained from issuances of senior notes and other long-term debt. See Southern Company's Condensed Consolidated Statements of Cash Flows herein for further details.

Off-Balance Sheet Financing Arrangements

Reference is made to Note 9 to the financial statements of Southern Company in
Item 8 of the Form 10-K and Note 8 to the financial statements of Mississippi Power in Item 8 of the Form 10-K for information regarding Mississippi Power's lease agreement with Escatawpa Funding, Limited Partnership ("Escatawpa"). Under this agreement, Escatawpa, a special purpose entity, is the owner-lessor of the combined-cycle generating units at Mississippi Power's Plant Daniel.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Mississippi Power is currently working to restructure this agreement so that it will continue to be accounted for as an operating lease. The restructured agreement should be completed in June 2003, prior to the required implementation date of FASB Interpretation No. 46, "Consolidation of Certain Special-Purpose Entities." If the agreement is not restructured, Interpretation No. 46 will require that Mississippi Power consolidate the assets and liabilities of Escatawpa effective July 1, 2003.

Credit Rating Risk

Southern Company and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity sales, fixed-price physical gas purchases and agreements covering interest rate swaps. At March 31, 2003, the maximum potential collateral requirements under the electricity sale contracts and financial instrument agreements were approximately $425 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At March 31, 2003, there were no material collateral requirements for the gas purchase contracts.

Exposure to Market Risks

Southern Company's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the operating companies and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Also, the operating companies have each implemented fuel-hedging programs at the instruction of their respective PSCs. The fair value of derivative energy contracts at March 31, 2003 was as follows:

                                                   First Quarter
                                                        2003
                                                      Changes
      --------------------------------------- -------------------------
                                                     Fair Value
     --------------------------------------- -------------------------
                                                   (in thousands)
     Contracts beginning of period                   $47,335
     Contracts realized or settled                   (14,721)
     New contracts at inception                            -
     Changes in valuation techniques                       -
     Current period changes                           14,614
     --------------------------------------- -------------------------
     Contracts at March 31, 2003                     $47,228
     ======================================= =========================

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                      Source of March 31, 2003
                                                           Valuation Prices
     -------------------------------- ------------ ----------------------------
                                          Total              Maturity
                                                   ----------------------------
                                      Fair Value      Year 1      1-3 Years
     -------------------------------- -----------------------------------------
                                                           (in millions)
     Actively quoted                        $47.2       $53.2       $(6.0)
     External sources                         -             -            -
     Models and other methods                 -             -            -
     -------------------------------- ------------ ----------------------------
     Contracts at March 31, 2003            $47.2       $53.2       $(6.0)
     ================================ ============ ============================

     Unrealized gains and losses from mark to market adjustments on contracts related to the PSC-approved fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the operating companies' fuel cost recovery clauses. In addition, unrealized gains and losses on electric and gas contracts used to hedge anticipated purchases and sales are deferred in Other Comprehensive Income. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At March 31, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                      Amounts
     --------------------------------------- -------------------------
                                                (in thousands)
     Regulatory liabilities, net                     $42,265
     Other comprehensive income                        4,011
     Net income                                          952
     --------------------------------------- -------------------------
     Total fair value                                $47,228
     ======================================= =========================

     For the quarters ended March 31, 2003 and 2002, approximately $0.5 million and $9.8 million, respectively, of losses were recognized in income.

     Southern Company is exposed to market price risk in the event of nonperformance by the parties to the derivative energy contracts. Southern Company's policy is to enter into agreements with counterparties that have investment grade credit ratings by Moody's and S&P; therefore Southern Company does not anticipate nonperformance by the counterparties. For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
- "Market Price Risk" of Southern Company in the Form 10-K, Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein.

Financing Activities

During the first quarter 2003, Southern Company subsidiaries issued $1,085 million of senior notes and $14 million of pollution control revenue bonds. The issuances were used to refund $909 million of first mortgage bonds and long-term senior notes. The remainder was used to reduce short-term debt and fund ongoing construction programs. Reference is made to Southern Company's Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first quarter 2003.

     The market price of Southern Company's common stock at March 31, 2003 was $28.44 per share and the book value was $12.30 per share, representing a market-to-book ratio of 231%, compared to $28.39, $12.16 and 233%, respectively, at the end of 2002. The dividend for the first quarter 2003 was $0.3425 per share compared to $0.335 per share in the first quarter of 2002.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" of Southern Company in the Form 10-K for a description of the Southern Company system's capital requirements for its construction program, sinking fund requirements, maturing debt and environmental compliance efforts. Approximately $1.4 billion will be required by March 31, 2004 for redemptions and maturities of long-term debt. Also, Southern Company and its subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, Southern Company may require additional equity capital over the next several years. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company's investment opportunities. The operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily internal sources and the issuances of new debt and preferred equity securities, term loans and short-term borrowings. However, the amount, type and timing of any financings -- if needed -- will depend upon market conditions and regulatory approval. See Item 1 - BUSINESS - "Financing Programs" of Southern Company in the Form 10-K for additional information.

     Southern Company's current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt.

     To meet short-term cash needs and contingencies, the Southern Company system had at March 31, 2003 approximately $309 million of cash and cash equivalents and approximately $4.2 billion of unused credit arrangements with banks, of which $2.9 billion expire in 2003 and $1.25 billion expire in 2004 and beyond. Of the facilities maturing in 2003, $2.7 billion contain provisions allowing two-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Due to a reduction of commercial paper and variable rate pollution bonds requiring liquidity support, the Southern Company system plans to reduce its credit arrangements to $3.5 billion by the end of June 2003. The operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the operating companies. At March 31, 2003, the Southern Company system had extendible commercial notes outstanding of $19.9 million, short-term notes payable outstanding of $20 million and commercial paper outstanding of $1.46 billion. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" herein for each registrant and Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K. Reference is also made to Note (I) to the Condensed Financial Statements herein for information relating to derivative instruments.

Item 4.       Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures.

Within 90 days of the filing date of this quarterly report, Southern Company, the operating companies and Southern Power conducted separate evaluations under the supervision and with the participation of each company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to each company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.

(b)      Changes in internal controls.

There have been no significant changes in Southern Company's, the operating companies' or Southern Power's internal controls or in other factors that could significantly affect these internal controls subsequent to the date each company carried out its evaluation.

                              ALABAMA POWER COMPANY


                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                                     2003             2002
----------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Operating Revenues:
Retail sales                                                                           $670,829        $631,897
Sales for resale --
Non-affiliates                                                                          123,722          94,623
Affiliates                                                                               61,987          54,677
Other revenues                                                                           38,023          21,052
----------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                894,561         802,249
----------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                                                    239,744         210,297
Purchased power --
Non-affiliates                                                                           33,270          15,771
Affiliates                                                                               41,496          32,730
Other                                                                                   134,543         120,062
Maintenance                                                                              74,575          76,814
Depreciation and amortization                                                           100,211          98,275
Taxes other than income taxes                                                            60,085          57,500
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                683,924         611,449
----------------------------------------------------------------------------------------------------------------
Operating Income                                                                        210,637         190,800
Other Income and (Expense):
Allowance for equity funds used during construction                                       4,737           3,007
Interest income                                                                           3,276           3,162
Interest expense, net of amounts capitalized                                            (54,573)        (55,649)
Distributions on preferred securities of subsidiary                                      (3,441)         (6,019)
Other income (expense), net                                                              (5,719)        (11,565)
----------------------------------------------------------------------------------------------------------------
Total other income and (expense)                                                        (55,720)        (67,064)
----------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                            154,917         123,736
Income taxes                                                                             59,073          47,540
----------------------------------------------------------------------------------------------------------------
Net Income                                                                               95,844          76,196
Dividends on Preferred Stock                                                              4,025           3,656
----------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $ 91,819        $ 72,540
-------------------------------------------------------------------------------=================-===============





           The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.



                                                     ALABAMA POWER COMPANY
                                         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        For the Three Months
                                                                                                          Ended March 31,
                                                                                                         2003           2002
                                                                                                    --------------- -------------
                                                                                                           (in thousands)
Operating Activities:
Net income                                                                                                $ 95,844       $76,196
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                              117,031       116,006
Deferred income taxes and investment tax credits, net                                                       14,105       (16,543)
Pension, postretirement, and other employee benefits                                                        (4,201)       (5,848)
Other, net                                                                                                   9,111        24,605
Changes in certain current assets and liabilities --
Receivables, net                                                                                            62,811        20,098
Fossil fuel stock                                                                                           (3,949)        4,351
Materials and supplies                                                                                      (2,087)        1,403
Other current assets                                                                                       (61,415)      (63,522)
Accounts payable                                                                                          (106,583)      (67,620)
Taxes accrued                                                                                               60,108        60,256
Other current liabilities                                                                                  (13,860)       48,988
                                                                                                    --------------- -------------
Net cash provided from operating activities                                                                166,915       198,370
                                                                                                    --------------- -------------
Investing Activities:
Gross property additions                                                                                  (189,839)     (173,817)
Cost of removal net of salvage                                                                              10,865       (10,865)
Other                                                                                                      (12,928)       11,098
                                                                                                    --------------- -------------
Net cash used for investing activities                                                                    (191,902)     (173,584)
                                                                                                    --------------- -------------
Financing Activities:
Increase (decrease) in notes payable, net                                                                  (36,991)       86,837
Proceeds --
Senior notes                                                                                               620,000             -
Preferred stock                                                                                            125,000             -
Capital contributions from parent company                                                                    4,195         1,468
Redemptions --
First mortgage bonds                                                                                             -        (4,498)
Senior notes                                                                                              (560,800)         (364)
Other long-term debt                                                                                          (236)         (216)
Payment of preferred stock dividends                                                                        (3,200)       (3,632)
Payment of common stock dividends                                                                         (107,550)     (107,750)
Other                                                                                                       (9,513)         (194)
                                                                                                    --------------- -------------
Net cash provided from (used for) financing activities                                                      30,905       (28,349)
                                                                                                    --------------- -------------
Net Change in Cash and Cash Equivalents                                                                      5,918        (3,563)
Cash and Cash Equivalents at Beginning of Period                                                            22,685        35,756
                                                                                                    --------------- -------------
Cash and Cash Equivalents at End of Period                                                                $ 28,603       $32,193
                                                                                                    =============== =============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of $2,507 and $1,939 capitalized for 2003 and 2002, respectively)                            $31,313       $28,030
Income taxes (net of refunds)                                                                                  $ -       $23,097



      The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.


                                                       ALABAMA POWER COMPANY
                                               CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                            At March 31,          At December 31,
Assets                                                                                          2003                   2002
                                                                                        ---------------------   --------------------
                                                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                                           $ 28,603               $ 22,685
Receivables --
Customer accounts receivable                                                                         227,139                240,052
Unbilled revenues                                                                                     69,906                 89,336
Other accounts and notes receivable                                                                   38,598                 47,535
Affiliated companies                                                                                  52,569                 74,099
Accumulated provision for uncollectible accounts                                                      (5,229)                (4,827)
Fossil fuel stock, at average cost                                                                    77,692                 73,742
Materials and supplies, at average cost                                                              189,683                187,596
Other                                                                                                168,830                110,035
                                                                                        ---------------------   --------------------
Total current assets                                                                                 847,791                840,253
                                                                                        ---------------------   --------------------
Property, Plant, and Equipment:
In service                                                                                        13,662,507             13,506,170
Less accumulated provision for depreciation                                                        5,327,380              5,543,416
                                                                                        ---------------------   --------------------
                                                                                                   8,335,127              7,962,754
Nuclear fuel, at amortized cost                                                                       92,993                103,088
Construction work in progress                                                                        564,672                478,652
                                                                                        ---------------------   --------------------
Total property, plant, and equipment                                                               8,992,792              8,544,494
                                                                                        ---------------------   --------------------
Other Property and Investments:
Equity investments in subsidiaries                                                                    45,916                 45,553
Nuclear decommissioning trusts                                                                       300,072                292,297
Other                                                                                                 16,406                 16,477
                                                                                        ---------------------   --------------------
Total other property and investments                                                                 362,394                354,327
                                                                                        ---------------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                             327,651                327,276
Prepaid pension costs                                                                                402,781                389,793
Unamortized debt issuance expense                                                                      9,703                  4,361
Unamortized premium on reacquired debt                                                               112,466                103,819
Department of Energy assessments                                                                      17,144                 17,144
Other                                                                                                 99,365                104,539
                                                                                        ---------------------   --------------------
Total deferred charges and other assets                                                              969,110                946,932
                                                                                        ---------------------   --------------------
Total Assets                                                                                    $ 11,172,087           $ 10,686,006
                                                                                        =====================   ====================







       The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.


                                                       ALABAMA POWER COMPANY
                                               CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                            At March 31,          At December 31,
Liabilities and Stockholder's Equity                                                            2003                   2002
                                                                                        ---------------------   --------------------
                                                                                                         (in thousands)
Current Liabilities:
Securities due within one year                                                                     $ 947,158            $ 1,117,945
Notes payable                                                                                              -                 36,991
Accounts payable --
Affiliated                                                                                            83,637                109,790
Other                                                                                                 70,670                150,195
Customer deposits                                                                                     45,322                 44,410
Taxes accrued --
Income taxes                                                                                         105,683                 80,438
Other                                                                                                 39,896                 20,561
Interest accrued                                                                                      58,630                 36,344
Vacation pay accrued                                                                                  33,901                 33,901
Other                                                                                                 81,274                114,870
                                                                                        ---------------------   --------------------
Total current liabilities                                                                          1,466,171              1,745,445
                                                                                        ---------------------   --------------------
Long-term debt                                                                                     3,089,659              2,851,562
                                                                                        ---------------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                                  1,471,902              1,436,559
Deferred credits related to income taxes                                                             171,825                177,205
Accumulated deferred investment tax credits                                                          224,530                227,270
Employee benefits provisions                                                                         145,384                141,149
Deferred capacity revenues                                                                            31,578                 33,924
Asset retirement obligations                                                                         306,144                      -
Asset retirement obligation regulatory liability                                                      68,979                      -
Other                                                                                                158,915                147,640
                                                                                        ---------------------   --------------------
Total deferred credits and other liabilities                                                       2,579,257              2,163,747
                                                                                        ---------------------   --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                                   300,000                300,000
                                                                                        ---------------------   --------------------
Cumulative preferred stock                                                                           372,512                247,512
                                                                                        ---------------------   --------------------
Common stockholder's equity:
Common stock, par value $40 per share --
Authorized  - 6,000,000 shares
Outstanding - 6,000,000 shares
Par value                                                                                            240,000                240,000
Paid-in capital                                                                                    1,904,660              1,900,464
Premium on preferred stock                                                                                99                     99
Retained earnings                                                                                  1,233,218              1,250,594
Accumulated other comprehensive loss                                                                 (13,489)               (13,417)
                                                                                        ---------------------   --------------------
Total common stockholder's equity                                                                  3,364,488              3,377,740
                                                                                        ---------------------   --------------------
Total Liabilities and Stockholder's Equity                                                      $ 11,172,087           $ 10,686,006
                                                                                        =====================   ====================





       The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

                                ALABAMA POWER COMPANY
                           CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                               For the Three Months
                                                                                  Ended March 31,
-----------------------------------------------------------------------------------------------------------
                                                                             2003                 2002
-----------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Net Income After Dividends on Preferred Stock                         $      91,819        $     72,540
-----------------------------------------------------------------------------------------------------------
Other comprehensive loss:
Changes in fair value of qualifying hedges, net of tax
of $(44)                                                                        (72)                 -
-----------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                  $      91,747        $     72,540
---------------------------------------------------------------------================-----==============---






                              ALABAMA POWER COMPANY
    CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)




                                            At March 31,        At December 31,
                                                2003                 2002
-------------------------------------------------------------------------------
                                                      (in thousands)

Balance at beginning of period           $    (13,417)        $          -
-------------------------------------------------------------------------------
Change in current period                          (72)             (13,417)
--------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                 $    (13,489)        $    (13,417)
==============================================================================--


 The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2003 vs. FIRST QUARTER 2002


RESULTS OF OPERATIONS

Earnings

Alabama Power's net income after dividends on preferred stock for the first quarter 2003 was $91.8 million compared to $72.5 million for the corresponding period of 2002. Earnings in the first quarter 2003 increased by $19.3 million or 26.6% primarily due to increases in territorial sales, retail rates and other operating revenues. These increases in revenues were partially offset by increased non-fuel operating expenses in the first quarter 2003 when compared to the first quarter 2002.

     Significant income statement items appropriate for discussion include the following:

                                                       Increase (Decrease)
                                               -------------------------------
                                                          First Quarter
                                               -------------------------------
                                                   (in thousands)          %
Retail sales................................        $38,932                6.2
Sales for resale - non-affiliates...........         29,099               30.8
Sales for resale - affiliates...............          7,310               13.4
Other revenues..............................         16,971               80.6
Fuel expense................................         29,447               14.0
Purchased power - non-affiliates............         17,499              111.0
Purchased power - affiliates................          8,766               26.8
Other operation expense.....................         14,481               12.1
Allowance for equity funds used during
 construction...............................          1,730               57.5
Distributions on preferred securities of
 subsidiary.................................         (2,578)             (42.8)
Other income (expense), net.................         (5,846)             (50.5)

         Retail sales. Excluding energy cost recovery revenues, which generally do not affect net income, retail sales revenues were higher by $20.5 million, or 4.3%, for the first quarter 2003 when compared to the same period in 2002. Energy sales to residential, commercial and industrial customers increased by 2.3%, 4.8% and 3.5%, respectively, for the first quarter 2003 when compared to the corresponding period of 2002 primarily due to favorable weather conditions and slight sales growth. A 2 percent increase in retail base rates, effective April 2002, also increased retail sales revenues in the first quarter 2003.

     Sales for resale - non-affiliates. During the first quarter 2003, the revenues associated with sales for resale - non-affiliates increased due to a 20.3% increase in energy sold and an 8.7% increase in price when compared to the same period in 2002. Sales of energy will vary depending on demand, market based prices and the availability of system generation.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system, as well as purchases of energy, will vary depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other revenues. In the first quarter 2003, the increase in other revenues is primarily attributed to an $8.5 million increase in revenues from cogeneration steam facilities due to higher gas prices and demand, a $4.1 million increase in revenues from transmission to others and a $3.5 million increase in revenues from higher fees charged to customers for connection, reconnection and collection. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues do not have a significant impact on earnings.

     Fuel expense. The increase in fuel expense during the first quarter 2003 when compared to the same period in 2002 was primarily attributed to a 6.7% increase in generation to meet higher demand for energy and a 131.7% increase in natural gas prices. Since energy expenses are generally offset by energy revenues, these expenses did not have a significant impact on earnings.

     Purchased power - non-affiliates. In the first quarter 2003, purchased power expense from non-affiliates increased due to a 139% increase in price even though overall purchases of energy decreased 11.7% when compared to the corresponding period in 2002. The purchase of energy decreased due to the increased utilization of electricity within the Southern Company system with the addition of 2,279 megawatts of generation placed into commercial operation during 2002. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause.

     Other operation expense. The increase in other operation expense is mainly a result of a $6.9 million increase in administrative and general expenses, a $1.0 million increase in distribution expense, a $1.0 million increase in customer accounts expense and a $1.0 million increase in sales expense during the first quarter 2003 when compared to the corresponding period in 2002. The increase in administrative and general expenses primarily relates to a $2.2 million increase in expense for property insurance and a $3.7 million increase in employee benefits.

     Allowance for equity funds used during construction. During the first quarter 2003, the allowance for equity funds used during construction increased primarily due to the construction of selective catalytic reduction facilities at Plant Miller.

     Distributions on preferred securities of subsidiary. During the first quarter 2003, the decrease in distributions on preferred securities of subsidiary is primarily attributed to the refinancing of higher distribution rate trust preferred securities in the fourth quarter of 2002.

     Other income (expense), net. The decrease in other expense for the first quarter 2003, when compared to the same period in 2002, is primarily due to a $3.2 million increase in an unrealized gain relating to mark to market adjustments for derivative electric contracts as required by FASB Statement No. 133 and a $1.8 million decrease in non-utility expenses when compared to the corresponding period in the prior year. See "Exposure to Market Risks" herein for additional information related to derivative energy contracts.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Alabama Power's ability to achieve energy sales growth while containing costs and maintaining a stable regulatory environment. Growth in energy sales is subject to a number of factors. These factors include weather, competition, new short- and long-term contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand and the rate of economic growth in Alabama Power's service area. For additional information relating to these issues, see Item 1 - BUSINESS - "Risk Factors" and
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Alabama Power in the Form 10-K.

     Alabama Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. Even though the potential for such litigation exists, the possible outcome cannot be predicted at this time.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K. On May 7, 2003, the U.S. District Court in Alabama extended the stay of the EPA litigation proceeding in Alabama until the earlier of August 5, 2003 or a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the related litigation involving TVA.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "FERC Matters" of Alabama Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Evident in the White Paper are continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. Pending energy legislation may also impact these issues. Any impact of this proposal on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Alabama Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is also made to Notes (A), (E), (F) and (I) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Accounting Policies

Critical Policy

Alabama Power's significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. Alabama Power's only critical accounting policy involves rate regulation. Alabama Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Alabama Power's operations is no longer subject to these provisions, Alabama Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (H) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Alabama Power accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

     There was no cumulative effect to net income resulting from the adoption of Statement No. 143. Alabama Power received an accounting order from the Alabama PSC to defer the transition adjustment; therefore, Alabama Power recorded a related regulatory liability of $71 million to reflect Alabama Power's regulatory treatment of these costs under Statement No. 71. The initial Statement No. 143 liability Alabama Power recognized was $301 million, of which $310 million was reclassified from the accumulated depreciation reserve. The amount capitalized to property, plant, and equipment was $63 million. Reference is made to Note 1 to the financial statements of Alabama Power under "Regulatory Assets and Liabilities" and "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

FINANCIAL CONDITION

Overview

Major changes in Alabama Power's financial condition during the first three months of 2003 included the addition of approximately $190 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See Alabama Power's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

Alabama Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Exposure to Market Risks

Alabama Power's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC. The fair value of derivative energy contracts at March 31, 2003 was as follows:


                                                   First Quarter
                                                        2003
                                                      Changes
     --------------------------------------- -------------------------
                                                  Fair Value
     --------------------------------------- -------------------------
                                                (in thousands)
     Contracts beginning of period                   $21,402
     Contracts realized or settled                    (7,156)
     New contracts at inception                            -
     Changes in valuation techniques                       -
     Current period changes                           10,030
     --------------------------------------- -------------------------
     Contracts at March 31, 2003                     $24,276
     ======================================= =========================


                                                  Source of March 31, 2003
                                                      Valuation Prices
--------------------------------------- -------------------------------------
                                            Total              Maturity
                                                     ------------------------
                                        Fair Value      Year 1      1-3 Years
--------------------------------------- -------------------------------------
                                                         (in thousands)
Actively quoted                           $24,276       $29,076     $(4,800)
External sources                                -             -            -
Models and other methods                        -             -            -
--------------------------------------- ------------ ------------------------
Contracts at March 31, 2003               $24,276       $29,076     $(4,800)
======================================= ============ ========================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Alabama Power's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


March 31, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                      Amounts
     --------------------------------------- -------------------------
                                                  (in thousands)
     Regulatory liabilities, net                     $24,386
     Other comprehensive income                            -
     Net loss                                           (110)
     --------------------------------------- -------------------------
     Total fair value                                $24,276
     ======================================= =========================

     For the quarters ended March 31, 2003 and 2002, approximately $0.2 million and $3.4 million, respectively, of losses were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risk" of Alabama Power in the Form 10-K and Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K and to Note (I) to the Condensed Financial Statements herein.

Financing Activities

In January 2003, Alabama Power redeemed $194 million of Series A 7 1/8% Senior Notes due December 1, 2047 from proceeds obtained from Alabama Power's December 2002 issuance of $200 million Series S 5 7/8% Senior Notes due December 1, 2022.

     In February 2003, Alabama Power issued 1,250 shares ($125 million aggregate stated capital) of Flexible Money Market Class A Preferred Stock (Series 2003A), cumulative, par value $1 per share (stated capital $100,000 per share). The proceeds from the sale were used to repay a portion of Alabama Power's outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power's continuous construction program.

     Also in February 2003, Alabama Power issued $250 million in Series T 5.70% Senior Notes due February 15, 2033. The proceeds from the sale were used to redeem $200 million in aggregate principal amount of Series B 7% Senior Quarterly Interest Notes due December 31, 2047 and for other general corporate purposes, including Alabama Power's continuous construction program.

     Additionally, in February 2003, Alabama Power issued $170 million of Series U 2.65% Senior Notes due February 15, 2006. The proceeds from the sale were used to repay at maturity $167 million in aggregate principal amount of Series O Floating Rate Senior Notes due March 3, 2003 and for other general corporate purposes, including Alabama Power's continuous construction program.

     In March 2003, Alabama Power issued $200 million of Series V 5.60% Senior Notes due March 15, 2033. The proceeds from the sale were used to redeem in April 2003, $190 million in aggregate principal amount of Series C 7% Senior Notes due March 31, 2048 and for other general corporate purposes, including Alabama Power's continuous construction program.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In April 2003, Alabama Power issued $195 million of Series W Floating Rate Extendible Senior Notes due April 23, 2006, the initial maturity date, unless the maturity of all or a portion of the principal amount is extended by investors to April 23, 2007. The proceeds from the sale were used by Alabama Power for general corporate purposes, including Alabama Power's continuous construction program.

     After approval of an increase in authorized shares of common stock by stockholders in April 2003, Alabama Power issued 312,500 shares of common stock to Southern Company at $40.00 a share ($12,500,000 aggregate purchase price). The proceeds from the sale will be used by Alabama Power for general corporate purposes.

     In May 2003, Alabama Power issued $250 million of Series X 3.125% Senior Notes due May 1, 2008. The proceeds from this sale will be used to repay at maturity, in May 2003, $250 million in aggregate principal amount of the Series M 7.85% Senior Notes due May 15, 2003.

     Alabama Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit. Capital RequirementsReference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Alabama Power under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Alabama Power's capital requirements for its construction program, maturing debt and environmental compliance efforts.Sources of CapitalIn addition to the financing activities previously described herein, Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     Alabama Power's current liabilities exceed current assets because of scheduled maturities of long-term debt.

     To meet short-term cash needs and contingencies, Alabama Power had at March 31, 2003 approximately $28.6 million of cash and cash equivalents, unused committed lines of credit of approximately $923 million (including $454 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. Due to a reduction of commercial paper, Alabama Power plans to reduce committed lines of credit to approximately $800 million in June 2003. Of these lines of credit, unless extended, $533 million expire at various times in 2003 and $390 million expire in 2004. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1.0 billion of short-term borrowings. At March 31, 2003, Alabama Power had no outstanding commercial paper or notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              GEORGIA POWER COMPANY


                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                          For the Three Months
                                                            Ended March 31,
                                                          2003           2002
--------------------------------------------------------------------------------
                                                           (in thousands)
Operating Revenues:
Retail sales                                           $ 965,707    $ 904,914
Sales for resale --
Non-affiliates                                            73,986       50,050
Affiliates                                                47,486       16,507
Other revenues                                            39,259       35,292
------------------------------------------------------------------------------
Total operating revenues                               1,126,438    1,006,763
------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                     242,503      227,377
Purchased power --
Non-affiliates                                            72,036       37,790
Affiliates                                               113,843       58,780
Other                                                    185,990      173,820
Maintenance                                              110,944      103,854
Depreciation and amortization                             85,742       95,797
Taxes other than income taxes                             53,175       49,575
------------------------------------------------------------------------------
Total operating expenses                                 864,233      746,993
------------------------------------------------------------------------------
Operating Income                                         262,205      259,770
Other Income and (Expense):
Interest expense, net of amounts capitalized             (44,363)     (40,595)
Distributions on preferred securities of subsidiaries    (14,919)     (14,776)
Other income (expense), net                                5,983       (2,361)
------------------------------------------------------------------------------
Total other income and (expense)                         (53,299)     (57,732)
------------------------------------------------------------------------------
Earnings Before Income Taxes                             208,906      202,038
Income taxes                                              75,468       75,125
------------------------------------------------------------------------------
Net Income                                               133,438      126,913
Dividends on Preferred Stock                                 168          168
------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock          $ 133,270    $ 126,745
------------------------------------------------------===========-============


          The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.


                                                       GEORGIA POWER COMPANY
                                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      For the Three Months
                                                                                         Ended March 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                      2003             2002
-----------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Operating Activities:
Net income                                                                              $133,438       $ 126,913
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                            102,770          98,809
Deferred income taxes and investment tax credits, net                                     29,956          (1,817)
Pension, postretirement, and other employee benefits                                      (7,633)        (12,620)
Other, net                                                                                (8,924)           (213)
Changes in certain current assets and liabilities --
Receivables, net                                                                         114,048          56,234
Fossil fuel stock                                                                        (11,235)          1,609
Materials and supplies                                                                    (2,166)          2,925
Other current assets                                                                      24,309           7,506
Accounts payable                                                                        (189,719)        (74,888)
Taxes accrued                                                                            (56,058)        (16,490)
Other current liabilities                                                                    413          69,396
-----------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                              129,199         257,364
-----------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                (190,895)       (215,043)
Cost of removal net of salvage                                                            (4,950)        (10,793)
Sales of property                                                                              -         387,212
-----------------------------------------------------------------------------------------------------------------
Other                                                                                    (46,597)        (43,959)
-----------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) investing activities                                  (242,442)        117,417
-----------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase in notes payable, net                                                           171,742         290,949
Proceeds --
Senior notes                                                                             400,000               -
Capital contributions from parent company                                                  2,750           2,984
Redemptions --
First mortgage bonds                                                                           -          (1,860)
Pollution control bonds                                                                        -          (7,800)
Senior notes                                                                            (315,000)       (300,000)
Capital distributions to parent company                                                        -        (200,000)
Payment of preferred stock dividends                                                        (175)           (182)
Payment of common stock dividends                                                       (141,450)       (135,725)
Other                                                                                     (8,196)         (1,318)
-----------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                   109,671        (352,952)
-----------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                   (3,572)         21,829
Cash and Cash Equivalents at Beginning of Period                                          16,873          23,260
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                              $ 13,301        $ 45,089
================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of $1,846 and $3,102 capitalized for 2003 and 2002, respectively)          $54,160         $30,324
Income taxes (net of refunds)                                                            ($3,896)        $24,021



       The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.



                                                       GEORGIA POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                             At March 31,             At December 31,
Assets                                                                           2003                      2002
------------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                             $ 13,301                 $ 16,873
Receivables --
Customer accounts receivable                                                           255,681                  302,995
Unbilled revenues                                                                       96,071                  104,454
Under recovered regulatory clause revenues                                             107,690                  117,580
Other accounts and notes receivable                                                     81,446                  122,585
Affiliated companies                                                                    24,838                   40,501
Accumulated provision for uncollectible accounts                                        (5,825)                  (5,825)
Fossil fuel stock, at average cost                                                     131,282                  120,048
Materials and supplies, at average cost                                                265,530                  263,364
Other                                                                                   69,728                   96,922
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 1,039,742                1,179,497
------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                          17,774,199               17,222,661
Less accumulated provision for depreciation                                          7,092,227                7,333,529
------------------------------------------------------------------------------------------------------------------------
                                                                                    10,681,972                9,889,132
Nuclear fuel, at amortized cost                                                        109,247                  119,588
Construction work in progress                                                          392,581                  667,581
------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                11,183,800               10,676,301
------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                       35,881                   36,167
Nuclear decommissioning trusts                                                         354,907                  346,870
Other                                                                                   28,646                   28,612
------------------------------------------------------------------------------------------------------------------------
Total other property and investments                                                   419,434                  411,649
------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                               521,230                  524,510
Prepaid pension costs                                                                  356,204                  341,944
Unamortized debt issuance expense                                                       70,017                   67,362
Unamortized premium on reacquired debt                                                 180,117                  178,590
Asset retirement obligation regulatory asset                                            26,475                        -
Other                                                                                  156,099                  162,686
------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                              1,310,142                1,275,092
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $ 13,953,118             $ 13,542,539
--------------------------------------------------------------------------=====================----=====================





The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.




                              GEORGIA POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                           At March 31,             At December 31,
Liabilities and Stockholder's Equity                                           2003                      2002
----------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Current Liabilities:
Securities due within one year                                                     $ 152,170                $ 322,125
Notes payable                                                                        529,419                  357,677
Accounts payable --
Affiliated                                                                            70,153                  135,260
Other                                                                                258,807                  445,220
Customer deposits                                                                     97,345                   94,859
Taxes accrued --
Income taxes                                                                          46,156                   20,245
Other                                                                                 52,300                  134,269
Interest accrued                                                                      60,719                   59,608
Vacation pay accrued                                                                  40,844                   42,442
Other                                                                                111,046                  112,131
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          1,418,959                1,723,836
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                     3,364,047                3,109,619
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                  2,194,992                2,176,438
Deferred credits related to income taxes                                             204,616                  208,410
Accumulated deferred investment tax credits                                          321,872                  324,994
Employee benefits provisions                                                         243,113                  236,486
Asset retirement obligations                                                         476,648                        -
Other                                                                                346,825                  373,740
----------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                       3,788,066                3,320,068
----------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                   940,000                  940,000
----------------------------------------------------------------------------------------------------------------------
Preferred stock                                                                       14,569                   14,569
----------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, without par value--
Authorized  - 15,000,000 shares
Outstanding  -  7,761,500 shares                                                     344,250                  344,250
----------------------------------------------------------------------------------------------------------------------
Paid-in capital                                                                    2,158,789                2,156,040
Premium on preferred stock                                                                40                       40
Retained earnings                                                                  1,937,340                1,945,520
Accumulated other comprehensive loss                                                 (12,942)                 (11,403)
----------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                                  4,427,477                4,434,447
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                      $ 13,953,118             $ 13,542,539
-----------------------------------------------------------------------======================----=====================




        The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.




                              GEORGIA POWER COMPANY
            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                                                  For the Three Months
                                                                                                    Ended March 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              2003                     2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Net Income After Dividends on Preferred Stock                                          $        133,270          $    126,745
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax
of $(966) and $157, respectively                                                                 (1,532)                  248
Less:  Reclassification adjustment for amounts included in net income, net of tax                    (7)                    -
---------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                   $        131,731          $    126,993
--------------------------------------------------------------------------------------=====================-----=================




                              GEORGIA POWER COMPANY
    CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)



                                                         At March 31,            At December 31,
                                                               2003                     2002
------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Balance at beginning of period                          $         (11,403)        $          (153)
Change in current period                                           (1,539)                (11,250)
------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                $         (12,942)        $       (11,403)
-------------------------------------------------------=====================-----===================--






 The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.



                              GEORGIA POWER COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2003 vs. FIRST QUARTER 2002

RESULTS OF OPERATIONS

EarningsGeorgia Power's net income after dividends on preferred stock for the first quarter 2003 was $133.3 million compared to $126.7 million for the corresponding period in 2002. Earnings in the first quarter 2003 increased by $6.6 million, or 5.2%, primarily due to increased operating revenues which were partially offset by increased non-fuel operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                    Increase (Decrease)
                                            ---------------------------------
                                                       First Quarter
                                            ---------------------------------
                                                (in thousands)          %
Retail sales...........................          $60,793                6.7
Sales for resale - non-affiliates......           23,936               47.8
Sales for resale - affiliates..........           30,979              187.7
Fuel expense...........................           15,126                6.7
Purchased power - non-affiliates.......           34,246               90.6
Purchased power - affiliates...........           55,063               93.7
Other operation expense................           12,170                7.0
Maintenance expense....................            7,090                6.8
Depreciation and amortization..........          (10,055)             (10.5)
Other income (expense), net............            8,344              353.4

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue increased in the first quarter 2003 by $22.7 million, or 3.5%, when compared to the corresponding period in 2002. Colder weather is the primary reason for the increase in retail sales revenues. Energy sales to residential customers increased 7.6% in the first quarter 2003 when compared to the same period in 2002. Energy sales to commercial customers declined by 0.8%, while energy sales to the industrial sector rose by 5.1%, compared to the first quarter 2002.

     Sales for resale - non-affiliates. Energy sales for resale to non-affiliates increased 43.5% during the first quarter 2003 as a direct result of increased demand for energy by these non-affiliates. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.
     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Energy sales increased 160.3% when compared to the first quarter 2002. These transactions did not have a significant impact on earnings.

                              GEORGIA POWER COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. The first quarter 2003 increase is mainly due to increased generation related to the higher demand for energy when compared to the same period in the prior year and an increase of approximately 129% in the average cost of natural gas. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Purchased power - non-affiliates. In the first quarter 2003, purchased power from non-affiliates increased primarily due to higher gas prices and an 18.2% increase in the demand for energy. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Purchased power - affiliates. The increase in the first quarter 2003 is principally attributed to the PPAs between Georgia Power and Southern Power that began in June 2002. The capacity component of these transactions totaled $23.6 million in the first quarter 2003. The energy component of power purchased from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company and will have no significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Other operation expense. During the first quarter 2003, other operation expense increased from the same period in 2002 mainly due to increases of $3.2 million in transmission and distribution, $2.6 million in fossil power generation, $1.7 million in customer accounting expenses and $2.1 million in property insurance.

     Maintenance expense. In the first quarter 2003, maintenance expense was higher than the amount recorded in the first quarter of 2002, principally due to increased scheduled work on steam generating facilities and distribution facilities.

     Depreciation and amortization. The decrease in this item for the first quarter 2003 is primarily due to lower regulatory charges necessary to levelize purchased power costs under the terms of the retail rate order effective January 1, 2002. The decrease is offset by an increase in purchased power costs discussed above. All purchased power costs will be reflected in rates evenly over the next three years under the retail rate order effective January 1, 2002.
     Other income (expense), net. The first quarter 2003 increase in this item when compared to the same period in 2002 is partially the result of both higher income associated with a new electricity pricing program and mark to market adjustments for derivative energy contracts. See "Exposure to Market Risks" herein for additional information related to derivative energy contracts.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales. For additional information relating to these issues, see Item 1
- BUSINESS - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Georgia Power in the Form 10-K.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In January 2002, Georgia Power began operating under a three-year retail rate order. Under the terms of the order, earnings will be evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by Georgia Power. Retail rates were decreased by $118 million effective January 1, 2002. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" and Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K for additional information.

     Beginning in June 2002, Georgia Power began purchases under PPAs with Southern Power which will result in higher capacity and operating and maintenance payments. Purchases under PPAs will be reflected in rates evenly over the next three years under the retail rate order effective January 1, 2002.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Georgia Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Evident in the White Paper are continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. Pending energy legislation may also impact these issues. Any impact of this proposal on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Georgia Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     In June 2002, Georgia Power entered into a fifteen-year PPA beginning in June 2005 with Southern Power to purchase 1,040 megawatts of capacity from the planned combined-cycle plant at Plant McIntosh to be built and owned by Southern Power. The annual capacity cost is expected to be approximately $72 million. Reference is made to Note (L) to the Condensed Financial Statements for information regarding the FERC approval process for this PPA.

     Additionally, Georgia Power has entered into a seven-year PPA beginning in June 2005 with Duke Energy Trading & Marketing to purchase 620 megawatts with an average annual capacity cost of approximately $48 million. Reference is made to
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" and
Note 4 under "Purchased Power Commitments" to the financial statements of Georgia Power in Item 8 of the Form 10-K.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be recovered. For additional information, including information on the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND Analysis - "Environmental Matters" of Georgia Power and Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Georgia Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation currently filed against Georgia Power cannot be predicted at this time; however, after consultation with legal counsel, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Georgia Power's financial statements.

     Reference is made to Notes (A), (E) through (G), (I), (K) and (L) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Georgia Power's significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. Georgia Power's only critical accounting policy involves rate regulation. Georgia Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Georgia Power's operations is no longer subject to these provisions, Georgia Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (H) to the Condensed Financial
Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Georgia Power accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

   There was no cumulative effect adjustment to net income resulting from the adoption of Statement No. 143. Georgia Power received permission from the Georgia PSC to defer the transition adjustment; therefore, Georgia Power recorded a related regulatory asset of $21 million to reflect the regulatory treatment of these costs under Statement No. 71 as of January 2003. The initial Statement No. 143 liability Georgia Power recognized was $469 million, of which $332 million was removed from the accumulated depreciation reserve. The amount capitalized to property, plant, and equipment was $116 million.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

The major change in Georgia Power's financial condition during the first three months of 2003 was the addition of approximately $191 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See Georgia Power's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

Georgia Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sales contracts that could require collateral -- but not termination -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At March 31, 2003, the maximum potential collateral requirements were approximately $228 million.

Exposure to Market Risks

Georgia Power's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term. Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Georgia Power has also implemented a retail fuel hedging program at the instruction of the Georgia PSC. The fair value of derivative energy contracts at March 31, 2003 was as follows:

                                                   First Quarter
                                                        2003
                                                      Changes
     --------------------------------------- -------------------------
                                                     Fair Value
     --------------------------------------- -------------------------
                                                (in thousands)
     Contracts beginning of period                    $   89
     Contracts realized or settled                         -
     New contracts at inception                            -
     Changes in valuation techniques                       -
     Current period changes                             (928)
     --------------------------------------- -------------------------
     Contracts at March 31, 2003                       $(839)
     ======================================= =========================
     All of these contracts are actively quoted and mature within one year.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     At March 31, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                      Amounts
     --------------------------------------- -------------------------
                                                (in thousands)
     Regulatory assets, net                            $(705)
     Other comprehensive income                            -
     Net loss                                           (134)
     --------------------------------------- -------------------------
     Total fair value                                  $(839)
     ======================================= =========================

     Realized gains and losses are recognized in the Statements of Income as incurred. For the quarters ended March 31, 2003 and 2002, approximately $0.2 million and $2.5 million, respectively, of losses were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of Georgia Power in the Form 10-K and Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K.

Financing Activities

In February  2003,  Georgia  Power issued $250 million of Series L Floating
Rate Senior Notes due February 18, 2005. The proceeds from this issuance were used to repay a portion of Georgia Power's outstanding short-term indebtedness. Also in February 2003, Georgia Power issued $150 million of Series M 5.40% Senior Insured Quarterly Notes due March 1, 2033. A portion of the proceeds were used to redeem in March 2003 the $145 million outstanding principal amount of Georgia Power's Series A 6 7/8% Senior Public Income Notes due December 31, 2047 and the balance of the proceeds was used to repay a portion of Georgia Power's outstanding short-term indebtedness.


     During March 2003, Georgia Power elected to change the interest rate mode on $316 million of variable rate pollution control bonds. Georgia Power changed $255 million of the bonds from the "daily rate mode", which required backup bank credit facilities, to the "auction rate mode." In addition, Georgia Power changed $61 million of the bonds from the "daily rate mode" to the "long-term interest rate mode."

     In April 2003, Georgia Power issued $100 million of Series N 5.750% Senior Notes due April 15, 2023. The proceeds from this sale were used to repay a portion of Georgia Power's outstanding short-term indebtedness. In addition, in April 2003, Georgia Power issued $150 million of Series O 5.90% Senior Notes due April 15, 2033. The proceeds from this sale were used to repay at maturity all of Georgia Power's Series I 5.25% Senior Notes due May 8, 2003. Further, in April 2003, Georgia Power issued $50 million of Series P Floating Rate Senior Notes due April 15, 2005. The proceeds from this sale were used to repay a portion of Georgia Power's outstanding short-term indebtedness.

     Georgia Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Georgia Power under "Financing Activities", "Liquidity and Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Georgia Power's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     Georgia Power's current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs.

     To meet short-term cash needs and contingencies, Georgia Power had at March 31, 2003 approximately $13.3 million of cash and cash equivalents and approximately $1.175 billion of unused credit arrangements with banks. These credit arrangements expire in 2003 and contain provisions allowing two-year term loans executable at the expiration date. The credit arrangements provide liquidity support to Georgia Power's obligations with respect to variable rate pollution control bonds and commercial paper. Due to a reduction of commercial paper and variable rate pollution control bonds requiring liquidity support as outlined in "Financing Activities" above, Georgia Power plans to reduce its credit arrangements to $700 million in June 2003. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At March 31, 2003, Georgia Power had outstanding $521 million of commercial paper and $7.9 million of extendible commercial notes. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                               GULF POWER COMPANY


                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                                     2003            2002
--------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Operating Revenues:
Retail sales                                                                          $159,793       $133,494
Sales for resale --
Non-affiliates                                                                          18,725         17,434
Affiliates                                                                              10,217          2,581
Other revenues                                                                           9,103          7,424
--------------------------------------------------------------------------------------------------------------
Total operating revenues                                                               197,838        160,933
--------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                                                    63,267         36,755
Purchased power --
Non-affiliates                                                                           5,956          5,804
Affiliates                                                                              12,587         17,061
Other                                                                                   30,011         26,925
Maintenance                                                                             16,580         18,189
Depreciation and amortization                                                           20,252         17,291
Taxes other than income taxes                                                           16,388         14,415
--------------------------------------------------------------------------------------------------------------
Total operating expenses                                                               165,041        136,440
--------------------------------------------------------------------------------------------------------------
Operating Income                                                                        32,797         24,493
Other Income and (Expense):
Allowance for equity funds used during construction                                         43          2,374
Interest expense, net of amounts capitalized                                            (8,055)        (6,986)
Distributions on preferred securities of subsidiary                                     (2,028)        (2,103)
Other income (expense), net                                                               (466)          (598)
--------------------------------------------------------------------------------------------------------------
Total other income and (expense)                                                       (10,506)        (7,313)
--------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                            22,291         17,180
Income taxes                                                                             8,265          5,409
--------------------------------------------------------------------------------------------------------------
Net Income                                                                              14,026         11,771
Dividends on Preferred Stock                                                                54             54
--------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                         $ 13,972        $11,717
---------------------------------------------------------------------------------==============--=============



        The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.



                                                        GULF POWER COMPANY
                                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    2003             2002
---------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Operating Activities:
Net income                                                                           $ 14,026         $ 11,771
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                          21,589           18,474
Deferred income taxes                                                                   1,621           (4,442)
Other, net                                                                              5,934           (7,448)
Changes in certain current assets and liabilities --
Receivables, net                                                                       15,315            4,137
Fossil fuel stock                                                                      (3,127)          (8,048)
Materials and supplies                                                                 (1,451)              58
Other current assets                                                                    1,938            6,478
Accounts payable                                                                      (15,065)             799
Taxes accrued                                                                            (684)           4,501
Other current liabilities                                                               6,726            5,045
---------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            46,822           31,325
---------------------------------------------------------------------------------------------------------------
Investing Activities:
---------------------------------------------------------------------------------------------------------------
Gross property additions                                                              (22,070)         (39,801)
---------------------------------------------------------------------------------------------------------------
Cost of removal net of salvage                                                         (2,366)          (2,326)
---------------------------------------------------------------------------------------------------------------
Other                                                                                  (5,563)         (12,573)
---------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (29,999)         (54,700)
---------------------------------------------------------------------------------------------------------------
Financing Activities:
Decrease in notes payable, net                                                           (489)         (41,652)
Proceeds --
Senior Notes                                                                           65,000           45,000
Capital contributions from parent company                                              10,943           37,259
Redemptions --
Senior notes                                                                              (32)            (147)
Preferred securities                                                                  (40,000)               -
Payment of preferred stock dividends                                                      (54)             (54)
Payment of common stock dividends                                                     (17,550)         (16,375)
Other                                                                                  (3,729)            (575)
---------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                                            14,089           23,456
---------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                30,912               81
Cash and Cash Equivalents at Beginning of Period                                       13,278            2,244
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $ 44,190          $ 2,325
===============================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of $20 and $1,109 capitalized for 2003 and 2002, respectively)           $9,957          $11,808
Income taxes (net of refunds)                                                            ($21)         ($1,467)


        The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.



                                                       GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS (UNAUDITED)
                                                                                        At March 31,           At December 31,
Assets                                                                                      2003                    2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (in thousands)

Current Assets:
Cash and cash equivalents                                                                       $ 44,190                $ 13,278
Receivables --
Customer accounts receivable                                                                      40,948                  48,609
Unbilled revenues                                                                                 23,363                  28,077
Under recovered regulatory clause revenues                                                        31,236                  29,549
Other accounts and notes receivable                                                                5,263                   6,618
Affiliated companies                                                                               4,512                   8,678
Accumulated provision for uncollectible accounts                                                    (901)                   (889)
Fossil fuel stock, at average cost                                                                40,318                  37,191
Materials and supplies, at average cost                                                           36,291                  34,840
Prepaid taxes                                                                                      6,844                  12,704
Other                                                                                             18,058                  14,134
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             250,122                 232,789
---------------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                                     2,263,848               2,248,156
Less accumulated provision for depreciation                                                      957,067                 946,408
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               1,306,781               1,301,748
Construction work in progress                                                                     33,261                  35,708
---------------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                           1,340,042               1,337,456
---------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                    11,292                  10,157
---------------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                          18,490                  18,798
Prepaid pension costs                                                                             37,543                  36,298
Unamortized debt issuance expense                                                                  5,190                   3,900
Unamortized premium on reacquired debt                                                            14,898                  14,052
Other                                                                                             20,099                  20,379
---------------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                           96,220                  93,427
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                 $ 1,697,676             $ 1,673,829
------------------------------------------------------------------------------------=====================---=====================



       The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.


                                                       GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                        At March 31,           At December 31,
Liabilities and Stockholder's Equity                                                        2003                    2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
Current Liabilities:
Securities due within one year                                                                  $ 80,000               $ 100,000
Notes payable                                                                                     27,991                  28,479
Accounts payable --
Affiliated                                                                                        22,524                  26,395
Other                                                                                             24,038                  39,685
Customer deposits                                                                                 16,755                  16,047
Taxes accrued --
Income taxes                                                                                      11,453                  10,718
Other                                                                                              8,487                   9,170
Interest accrued                                                                                   7,273                   7,875
Vacation pay accrued                                                                               5,044                   5,044
Other                                                                                              6,421                   3,933
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        209,986                 247,346
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                   496,115                 452,040
---------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                                169,208                 167,689
Deferred credits related to income taxes                                                          28,750                  29,692
Accumulated deferred investment tax credits                                                       21,798                  22,289
Employee benefits provisions                                                                      40,920                  39,656
Other                                                                                             54,793                  46,376
---------------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                                     315,469                 305,702
---------------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                               115,000                 115,000
---------------------------------------------------------------------------------------------------------------------------------
Preferred stock                                                                                    4,236                   4,236
---------------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, without par value--
Authorized  - 992,717 shares
Outstanding - 992,717 shares                                                                      38,060                  38,060
Paid-in capital                                                                                  360,712                 349,769
Premium on preferred stock                                                                            12                      12
Retained earnings                                                                                158,820                 162,398
Accumulated other comprehensive loss                                                                (734)                   (734)
---------------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                                                556,870                 549,505
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                                   $ 1,697,676             $ 1,673,829
=================================================================================================================================


       The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.


                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2003 vs. FIRST QUARTER 2002


RESULTS OF OPERATIONS

Earnings

Gulf Power's net income after dividends on preferred stock for the first quarter 2003 was $14 million compared to $11.7 million for the corresponding period in 2002. First quarter 2003 earnings increased by $2.3 million, or 19.2%, primarily due to higher operating revenues when compared to the same period in 2002.

     Significant income statement items appropriate for discussion include the following:

                                                    Increase (Decrease)
                                            ----------------------------------
                                                       First Quarter
                                            ----------------------------------
                                                (in thousands)          %
Retail sales...............................      $26,299               19.7
Sales for resale - non-affiliates..........        1,291                7.4
Sales for resale - affiliates..............        7,636              295.9
Other revenues.............................        1,679               22.6
Fuel expense...............................       26,512               72.1
Purchased power - affiliates...............       (4,474)             (26.2)
Other operations expense...................        3,086               11.5
Maintenance expense........................       (1,609)              (8.8)
Depreciation and amortization..............        2,961               17.1
Taxes other than income taxes..............        1,973               13.7
Allowances for equity funds used during
  construction.............................       (2,331)             (98.2)

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased by $13 million, or 16.4%, for the first quarter 2003 when compared to the same period in 2002. Energy sales to commercial and industrial customers were higher by 2.5% and 8.3%, respectively, in the first quarter 2003 as compared to the same period in 2002. However, residential energy sales were slightly down by 0.9% in the first quarter 2003 from the first quarter of the prior year. Associated revenues for residential, commercial and industrial customers increased by 18.4%, 18% and 29.2%, due mainly to the retail rate increase that became effective in June 2002 and growth in the number of customers served in Gulf Power's service area.

     Sales for resale - non-affiliates. Sales for resale to non-affiliates increased for the first quarter 2003 when compared to the corresponding period in 2002 mainly due to a 10% increase in energy sales to these customers. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies and purchases of energy within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Gulf Power increased its generating resources with commercial operation of Plant Smith in April 2002 and thus had greater generation resources to sell to affiliates. These transactions do not have a significant impact on earnings.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other revenues. During the first quarter 2003, other revenues were higher than the same period in 2002 primarily due to an increase of $622 thousand in miscellaneous service revenues and an increase of $752 thousand in franchise fees resulting from the retail rate increase that became effective in June 2002.

     Fuel expense. In the first quarter 2003, fuel expense was higher than the same period in 2002 due primarily to the commercial operation of Plant Smith Unit 3 in April 2002 coupled with a 53.4% increase in natural gas prices as well as increased generation to meet additional demand for energy. Since energy expenses are generally offset by energy revenues through Gulf Power's fuel cost recovery mechanism, these expenses do not have a significant impact on net income.

     Other operation expense. The increase in other operation expense during the first quarter 2003 is primarily attributed to a $712 thousand increase in customer accounts expenses and a $1,652 thousand increase in administrative and general expenses.

     Maintenance expense. The first quarter 2003 decrease in maintenance expense from the same period in the prior year reflects more scheduled production maintenance performed in 2002 than in the first quarter 2003.

     Depreciation and amortization. The increase in utility plant in service since the first quarter 2002 is the main cause of the increase in depreciation and amortization in the first quarter 2003 as compared to the first quarter 2002.

     Taxes other than income taxes. Taxes other than income taxes increased in the first quarter 2003 due primarily to property taxes on Plant Smith Unit 3 and revenue taxes related to the 2002 base rate increase.

     Allowance for equity funds used construction. The decrease in this item in the first quarter 2003 as compared to the same period in 2002 reflects the completion of construction of Plant Smith Unit 3 in 2002.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The major factors include regulatory matters and the ability to achieve energy sales growth. For additional information relating to these issues, see
Item 1 - BUSINESS - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Gulf Power in the Form 10-K.

     Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation currently filed against Gulf Power cannot be predicted at this time; however after consultation with legal counsel, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Gulf Power's financial statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Compliance costs related to the Clean Air Act could affect earnings if such costs are not fully recovered through Gulf Power's Environmental Cost Recovery Clause. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Gulf Power in the Form 10-K.

     In 2002 the Florida PSC approved an annual base rate increase for Gulf Power of $53.2 million which became effective in June 2002. Reference is made to
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Gulf Power in the Form 10-K for additional information.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Gulf Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Evident in the White Paper are continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. Pending energy legislation may also impact these issues. Any impact of this proposal on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Gulf Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Notes (A) and (E) through (G) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to
Part II - Item 1 - "Legal Proceedings" herein.

Accounting Policies

Critical Policy

Gulf Power's significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. Gulf Power's only critical accounting policy involves rate regulation. Gulf Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Gulf Power's operations is no longer subject to these provisions, Gulf Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (H) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Gulf Power

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.


FINANCIAL CONDITION

Overview

Major changes in Gulf Power's financial condition during the first three months of 2003 included the addition of approximately $22.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See Gulf Power's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

Gulf Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

Gulf Power's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Gulf Power has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at March 31, 2003 was as follows:

                                                  First Quarter
                                                      2003
                                                     Changes
     --------------------------------------- ----------------------
                                                   Fair Value
     --------------------------------------- ----------------------
                                                 (in thousands)
     Contracts beginning of period                    $2,336
     Contracts realized or settled                      (491)
     New contracts at inception                            -
     Changes in valuation techniques                       -
     Current period changes                            2,110
     --------------------------------------- ----------------------
     Contracts at March 31, 2003                      $3,955
     ======================================= ======================

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION





                                              Source of March 31, 2003
                                                 Valuation Prices
    ------------------------------- --------------- -----------------------
                                         Total              Maturity
                                                    -----------------------
                                     Fair Value     Year 1      1-3 Years
     ------------------------------- ---------------------------------------
                                                        (in thousands)
    Actively quoted                   $3,955         $4,795     $(840)
    External sources                       -              -          -
    Models and other methods               -              -          -
    ------------------------------- --------------- -----------------------
    Contracts at March 31, 2003       $3,955         $4,795     $(840)
    =============================== =============== =======================

     Unrealized gains and losses from mark to market adjustments on contracts related to fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Gulf Power's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the income statement as incurred. At March 31, 2003, the fair value of derivative energy contracts was reflected in the financial statements as follows:

                                                       Amounts
-----------------------------------------------------------------------------
                                                (in thousands)
Regulatory liabilities, net                             $3,977
Other comprehensive income                                   -
Net income                                                (22)
-----------------------------------------------------------------------------
   Total fair value                                     $3,955
=============================================================================

     There were no material realized gains or losses recognized in income for the quarters ended March 31, 2003 and 2002.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of Gulf Power in the Form 10-K and Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K for additional information.

Financing Activities

In January 2003, Gulf Power redeemed $40 million of 7.625% trust preferred securities using the proceeds of $40 million in trust preferred securities issued in December 2002 at a five-year initial fixed rate of 5.60%.

     In March 2003, Gulf Power issued $65 million of Series F Senior Insured Quarterly Notes due April 1, 2033. The proceeds from this issue were used to redeem in April 2003, the $20 million Series B 7.50% Junior Subordinated Notes due June 30, 2037. In May 2003, the $45 million of Series E Senior Notes due January 30, 2012 will also be redeemed.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In April 2003, Gulf Power sold through public authorities $29.075 million of variable rate pollution control revenue refunding bonds due February 1, 2026. The proceeds were used to redeem (1) $7.875 million aggregate principal amount of water pollution control revenue refunding bonds, Series 1993 and (2) $21.2 million of pollution control revenue refunding bonds, Series 1996.

     Also in April 2003, Gulf Power sold through public authorities $32.55 million of variable rate pollution control revenue bonds due June 1, 2023. The proceeds were used to redeem the outstanding amount of pollution control revenue refunding bonds, Series 1993. Both pollution control bonds issued in April 2003 will bear interest at a rate to be determined by the auction rate process and will not require backup bank credit facilities.

     Gulf Power plans to continue, to the extent possible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Gulf Power under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Gulf Power's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Gulf Power had at March 31, 2003 approximately $44.2 million of cash and cash equivalents and $66.3 million of unused committed lines of credit with banks that expire in 2003. The credit arrangements provide liquidity support to Gulf Power's obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At March 31, 2003, Gulf Power had outstanding $20 million of notes payable and $7.9 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                           MISSISSIPPI POWER COMPANY

                                                       MISSISSIPPI POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                    2003           2002
-------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Operating Revenues:
Retail sales                                                                         $113,970       $118,467
Sales for resale --
Non-affiliates                                                                         70,425         52,152
Affiliates                                                                              6,223          9,613
Other revenues                                                                          3,268          2,826
-------------------------------------------------------------------------------------------------------------
Total operating revenues                                                              193,886        183,058
-------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                                                   51,124         60,202
Purchased power --
Non-affiliates                                                                          6,817          2,841
Affiliates                                                                             20,332          7,406
Other                                                                                  35,163         35,361
Maintenance                                                                            14,260         20,671
Depreciation and amortization                                                          13,073         14,512
Taxes other than income taxes                                                          13,367         13,192
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                              154,136        154,185
-------------------------------------------------------------------------------------------------------------
Operating Income                                                                       39,750         28,873
Other Income and (Expense):
Interest expense                                                                       (3,770)        (5,046)
Distributions on preferred securities of subsidiary                                      (630)          (748)
Other income (expense), net                                                                12            193
-------------------------------------------------------------------------------------------------------------
Total other income and (expense)                                                       (4,388)        (5,601)
-------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                           35,362         23,272
Income taxes                                                                           13,463          8,787
-------------------------------------------------------------------------------------------------------------
Net Income                                                                             21,899         14,485
Dividends on Preferred Stock                                                              503            503
-------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                        $ 21,396        $13,982
=============================================================================================================


 The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.


                            MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                     2003             2002
-----------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Operating Activities:
Net income                                                                             $ 21,899         $ 14,485
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                            15,910           15,531
Deferred income taxes and investment tax credits, net                                    (1,267)          (5,429)
Other, net                                                                               (1,102)           3,063
Changes in certain current assets and liabilities --
Receivables, net                                                                         26,326           15,279
Fossil fuel stock                                                                         2,204             (310)
Materials and supplies                                                                     (529)            (989)
Other current assets                                                                     (4,940)          (6,039)
Accounts payable                                                                        (38,725)          (8,184)
Taxes accrued                                                                           (18,080)         (15,079)
Other current liabilities                                                                (7,883)             515
-----------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) operating activities                                   (6,187)          12,843
-----------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                (11,806)         (18,687)
Other                                                                                       296           (6,807)
-----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (11,510)         (25,494)
-----------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase in notes payable, net                                                           19,975           19,958
Proceeds --
Senior notes                                                                                  -           80,000
Preferred securities                                                                          -           35,000
Capital contributions from parent company                                                   606              220
Redemptions --
First mortgage bonds                                                                    (33,350)               -
Pollution control bonds                                                                    (850)               -
Senior notes                                                                                (73)         (80,104)
Payment of preferred stock dividends                                                       (503)            (503)
Payment of common stock dividends                                                       (16,500)         (15,875)
Other                                                                                    (1,178)               -
-----------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                  (31,873)          38,696
-----------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                 (49,570)          26,045
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                         62,695           18,950
Cash and Cash Equivalents at End of Period                                             $ 13,125         $ 44,995
=================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest                                                                                 $2,612           $2,233
Income taxes (net of refunds)                                                             ($226)          $6,502




        The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.



                            MISSISSIPPI POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                               At March 31,          At December 31,
Assets                                                                             2003                   2002
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Current Assets:
Cash and cash equivalents                                                             $ 13,125                $ 62,695
Receivables --
Customer accounts receivable                                                            28,427                  31,136
Unbilled revenues                                                                       15,616                  18,434
Under recovered regulatory clause revenues                                              15,830                  27,233
Other accounts and notes receivable                                                      6,784                   8,056
Affiliated companies                                                                    11,225                  20,674
Accumulated provision for uncollectible accounts                                          (695)                   (718)
Fossil fuel stock, at average cost                                                      25,099                  27,303
Materials and supplies, at average cost                                                 22,592                  22,063
Assets from risk management activities                                                  13,728                  13,061
Deferred income tax assets                                                              19,652                  18,675
Other                                                                                   11,843                   7,469
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   183,226                 256,081
-----------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                           1,797,523               1,786,378
Less accumulated provision for depreciation                                            732,809                 722,231
-----------------------------------------------------------------------------------------------------------------------
                                                                                     1,064,714               1,064,147
Construction work in progress                                                           31,860                  34,065
-----------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                 1,096,574               1,098,212
-----------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                           1,797                   1,768
-----------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                12,514                  12,617
Prepaid pension costs                                                                   15,618                  14,993
Unamortized debt issuance expense                                                        4,149                   4,304
Unamortized premium on reacquired debt                                                   9,226                   7,776
Other                                                                                   18,885                  16,415
-----------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                 60,392                  56,105
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $ 1,341,989             $ 1,412,166
=======================================================================================================================





        The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

                            MISSISSIPPI POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                      At March 31,          At December 31,
Liabilities and Stockholder's Equity                                      2003                   2002
--------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                              $ 166,555                $ 69,200
Notes payable                                                                  19,975                       -
Accounts payable --
Affiliated                                                                     14,582                  22,396
Other                                                                          61,529                  91,710
Customer deposits                                                               7,339                   6,855
Taxes accrued --
Income taxes                                                                   22,298                  12,042
Other                                                                          13,128                  41,464
Interest accrued                                                                7,645                   6,562
Vacation pay accrued                                                            5,782                   5,782
Regulatory clauses over recovery                                               26,911                  35,680
Other                                                                           8,647                   8,504
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     354,391                 300,195
--------------------------------------------------------------------------------------------------------------
Long-term debt                                                                112,481                 243,715
--------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                             146,184                 146,631
Deferred credits related to income taxes                                       24,865                  20,798
Accumulated deferred investment tax credits                                    20,751                  21,054
Employee benefits provisions                                                   50,715                  49,869
Other                                                                          42,338                  45,142
--------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                  284,853                 283,494
--------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trust holding company junior
subordinated notes                                                             35,000                  35,000
--------------------------------------------------------------------------------------------------------------
Preferred stock                                                                31,809                  31,809
--------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock equity --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares
Par value                                                                      37,691                  37,691
Paid-in capital                                                               285,886                 285,280
Premium on preferred stock                                                        326                     326
Retained earnings                                                             200,816                 195,920
Accumulated other comprehensive loss                                           (1,264)                 (1,264)
--------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                             523,455                 517,953
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                $ 1,341,989             $ 1,412,166
-------------------------------------------------------------------===================----====================




 The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.


                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2003 vs. FIRST QUARTER 2002


RESULTS OF OPERATIONS

Earnings

Mississippi Power's net income after dividends on preferred stock for the first quarter 2003 was $21.4 million, compared to $14.0 million for the corresponding period of 2002. Earnings increased by $7.4 million, or 52.9%, in the first quarter 2003 due primarily to higher operating revenues as compared to the same period in 2002.

     Significant income statement items appropriate for discussion include the following:

                                                   Increase (Decrease)
                                           -------------------------------------
                                                      First Quarter
                                           -------------------------------------
                                               (in thousands)          %
Retail sales..........................           (4,497)              (3.8)
Sales for resale - non-affiliates.....           18,273               35.0
Sales for resale - affiliates.........           (3,390)             (35.3)
Fuel expense..........................           (9,078)             (15.1)
Purchased power - non-affiliates......            3,976              140.0
Purchased power - affiliates..........           12,926              174.5
Maintenance expense...................           (6,411)             (31.0)
Depreciation and amortization.........           (1,439)              (9.9)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased by $1.4 million, or 1.9%, in the first quarter 2003 when compared to the same period in 2002. Retail sales revenues were lower in the first quarter 2003 primarily due to a decrease in energy sales to residential, commercial and industrial customers of 3%, 0.3% and 5.1%, respectively, when compared to the same period in 2002. Energy sales were lower as a direct result of milder weather in Mississippi Power's service area and the continued economic slowdown in Mississippi Power's service area.

     Sales for resale - non-affiliates. During the first quarter 2003, sales for resale to non-affiliates were higher when compared to the same period in 2002. This increase is primarily attributed to a 23.7% increase in wholesale prices and, to a lesser extent, a 12.9% increase in energy sales as compared to the same period in 2002.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. The decrease in fuel expense in the first quarter 2003 compared to the same period in 2002 is principally due to opportunities to purchase some power more economically than to self-generate. Since energy expenses are generally offset by energy revenues through Mississippi Power's retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power - non-affiliates. In the first quarter 2003, purchased power from non-affiliates was higher when compared to the first quarter 2002 primarily because Mississippi Power had opportunities to purchase some power at a lower cost than the cost of self-generation. Generally, these purchased power transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues through Mississippi Power's retail and wholesale fuel cost recovery clauses.

     Maintenance expense. This expense was lower in the first quarter 2003 as compared to the same period in the prior year, due to scheduled maintenance performed at Plant Watson and Plant Daniel in the first quarter 2002.

     Depreciation and amortization. The first quarter 2003 decrease is a result of a credit to amortization of environmental expenses recorded in early 2003 based on Mississippi Power's latest ECO Plan filing with the Mississippi PSC when compared to the same period in 2002.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales. For additional information relating to these issues, see Item 1
- BUSINESS - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Mississippi Power in the Form 10-K.

     Mississippi Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation currently filed against Mississippi Power cannot be predicted at this time; however, after consultation with legal counsel, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Mississippi Power's financial statements.

     Mississippi Power's 2003 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 18, 2003 and resulted in a slight increase in rates. Compliance costs related to the Clean Air Act could affect earnings if such costs cannot continue to be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Mississippi Power in the Form 10-K.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Mississippi Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Evident in the

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


White Paper are continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. Pending energy legislation may also impact these issues. Any impact of this proposal on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Mississippi Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Note (J) in the "Notes to the Condensed Financial Statements" herein for information regarding the proposed termination of a PPA between a subsidiary of Dynegy and Mississippi Power. Reference is also made to Note (M) to the Condensed Financial Statements herein for information on a proposed settlement in the FERC investigation of Mississippi Power's transmission facilities agreement with Entergy Corporation.

     Reference is made to Notes (A), (F) and (J) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policies

Mississippi Power's significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. Mississippi Power's critical accounting policies involve rate regulation and lease accounting. Mississippi Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Mississippi Power's operations is no longer subject to these provisions, Mississippi Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

     Additionally, Mississippi Power accounts for its lease agreement with Escatawpa Funding, Limited Partnership ("Escatawpa"), as an operating lease. Under this agreement, Escatawpa, a special purpose entity, is owner-lessor of the combined-cycle generating units at Mississippi Power's Plant Daniel. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Accounting Policies - Critical Policies" of Mississippi Power in the Form 10-K for additional information regarding this lease agreement. Mississippi Power is currently working to restructure this agreement so that it will continue to be accounted for as an operating lease. The restructured agreement should be completed in June 2003, prior to the required implementation date of FASB Interpretation No. 46, "Consolidation of Certain Special-Purpose Entities." If the agreement is not restructured, FASB Interpretation No. 46 will require that Mississippi Power consolidate the assets and liabilities of Escatawpa effective July 1, 2003. Consolidation of these assets and liabilities could require Mississippi Power to seek additional regulatory review.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

Reference is made to Note (H) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Mississippi Power accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.


FINANCIAL CONDITION

Overview

Major changes in Mississippi Power's financial condition during the first three months of 2003 included the addition of approximately $11.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from cash and cash equivalents. See Mississippi Power's Condensed Statements of Cash Flows herein for further details.

Off-Balance Sheet Financing Arrangements

In May 2001, Mississippi Power began the initial 10-year term of an operating lease agreement with Escatawpa, a special purpose entity, to use a combined-cycle generating facility located at Mississippi Power's Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71 percent of the completion cost -- by Mississippi Power that is due upon termination of the lease in certain circumstances. Reference is made to Note 8 to the financial statements of Mississippi Power in Item 8 of the Form 10-K under "Lease Agreements" and to "Critical Policies" above for additional information.

Credit Rating Risk

Mississippi Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain fixed-price physical gas purchase contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade; however, at March 31, 2003, this exposure was immaterial.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Exposure to Market Risks

Mississippi Power's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Mississippi Power has also implemented retail fuel hedging programs at the instruction of its PSC and wholesale fuel hedging programs under agreements with wholesale customers. The fair value of derivative, fuel and energy contracts was as follows:
                                                   First Quarter
                                                        2003
                                                      Changes
     --------------------------------------- -------------------------
                                                  Fair Value
      --------------------------------------- ------------------------
                                                (in thousands)
     Contracts beginning of period                   $12,864
     Contracts realized or settled                    (4,151)
     New contracts at inception                            -
     Changes in valuation techniques                       -
     Current period changes                            4,593
     --------------------------------------- -------------------------
     Contracts at March 31, 2003                     $13,306
     ======================================= =========================

All of these contracts are actively quoted and mature within one year.


                                                   Source of March 31, 2003
                                                        Valuation Prices
    ------------------------------ --------------- ---------------------------
                                        Total                Maturity
                                                   ---------------------------
                                       Fair Value    Year 1          1-3 Years
    ------------------------------ -------------------------------------------
                                                       (in thousands)
    Actively quoted                  $13,306         $13,306                $-
    External sources                      -                -                 -
    Models and other methods              -                -                 -
    ------------------------------ --------------- ---------------------------
    Contracts at March 31, 2003      $13,306         $13,306                $-
    ============================== =============== ===========================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail and wholesale fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Mississippi Power's energy cost management clauses. Reference is made to Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K regarding the respective approvals of the retail and wholesale energy cost management clauses.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At March 31, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                      Amounts
     --------------------------------------- -------------------------
     --------------------------------------- -------------------------
                                                (in thousands)
     Regulatory liabilities, net                     $13,329
     Other comprehensive income                            -
     Net loss                                            (23)
     --------------------------------------- -------------------------
     Total fair value                                $13,306
     ======================================= =========================

     For the quarters ended March 31, 2003 and 2002, amounts recognized in income were immaterial.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of Mississippi Power in the Form 10-K and Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K.

Financing Activities

In April 2003, Mississippi Power issued $90 million of Series E 5-5/8% Senior Notes due May 1, 2033. The proceeds from this sale will be used to repay at maturity $35 million of Mississippi Power's Series B 6.05% Senior Notes due May 1, 2003, to redeem the $51.55 million outstanding principal amount of Mississippi Power's Series A 6.75% Senior Insured Quarterly Notes due June 30, 2038 and to repay a portion of Mississippi Power's outstanding short-term indebtedness.

     Mississippi Power plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Mississippi Power under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" and Note 3 to the financial statements in the Form 10-K for a description of Mississippi Power's capital requirements for its construction program, environmental compliance efforts and maturities of long-term debt.


Sources of Capital

In addition to the financing activities previously described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     Mississippi Power's current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     To meet short-term cash needs and contingencies, Mississippi Power had at March 31, 2003 approximately $13.1 million of cash and cash equivalents and $79.5 million of unused committed credit arrangements with banks that expire in 2003. Some of these credit arrangements, approximately $35 million, contain provisions allowing two-year term loans executable at expiration date. The credit arrangements provide liquidity support to Mississippi Power's obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At March 31, 2003, Mississippi Power had approximately $20 million of outstanding commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                       SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                         2003           2002
------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)



Operating Revenues:
Retail sales                                                                               $63,546        $54,947
Sales for resale --
Non-affiliates                                                                               2,034            933
Affiliates                                                                                   2,324            898
Other revenues                                                                               1,078            600
------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                    68,982         57,378
------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                                                        11,425          8,928
Purchased power --
Non-affiliates                                                                               2,012          1,067
Affiliates                                                                                  19,013         12,127
Other                                                                                       13,099         13,072
Maintenance                                                                                  5,910          5,325
Depreciation and amortization                                                                5,061          6,509
Taxes other than income taxes                                                                3,447          3,485
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                    59,967         50,513
------------------------------------------------------------------------------------------------------------------
Operating Income                                                                             9,015          6,865
Other Income and (Expense):
Interest expense, net of amounts capitalized                                                (2,621)        (2,769)
Distributions on preferred securities of subsidiary                                           (685)          (685)
Other income (expense), net                                                                   (209)          (626)
------------------------------------------------------------------------------------------------------------------
Total other income and (expense)                                                            (3,515)        (4,080)
------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                                 5,500          2,785
Income taxes                                                                                 1,991            983
------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 $ 3,509        $ 1,802
==================================================================================================================




   The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             For the Three Months
                                                                                               Ended March 31,
                                                                                             2003           2002
----------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Operating Activities:
Net income                                                                                     $ 3,509        $ 1,802
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                    5,582          6,419
Deferred income taxes and investment tax credits, net                                             (439)        (4,453)
Pension, postretirement, and other employee benefits                                             1,670          1,723
Other, net                                                                                       2,143         (1,979)
Changes in certain current assets and liabilities --
Receivables, net                                                                                 5,284          8,986
Fossil fuel stock                                                                               (1,620)         1,869
Materials and supplies                                                                              16          3,294
Other current assets                                                                               (65)        (1,581)
Accounts payable                                                                                (5,347)          (156)
Taxes accrued                                                                                      (46)          (300)
Other current liabilities                                                                       (1,559)        (1,589)
----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                                      9,128         14,035
----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                       (10,798)        (9,565)
Other                                                                                            3,342            (15)
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                          (7,456)        (9,580)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Decrease in notes payable, net                                                                  (2,897)           (91)
Proceeds --
Pollution control bonds                                                                         13,870              -
Other long-term debt                                                                                 -            356
Capital contributions from parent company                                                        5,101            822
Redemptions --
First mortgage bonds                                                                                 -           (436)
Pollution control bonds                                                                        (13,870)             -
Other long-term debt                                                                              (225)             -
Payment of common stock dividends                                                               (5,750)        (5,675)
Other                                                                                              (71)             -
----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                          (3,842)        (5,024)
----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                         (2,170)          (569)
Cash and Cash Equivalents at Beginning of Period                                                 3,978          2,391
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                     $ 1,808        $ 1,822
-----------------------------------------------------------------------------------------==============-==============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of $27 and $32 capitalized for 2003 and 2002, respectively)                       $1,724         $1,556
Income taxes (net of refunds)                                                                      $ -         $6,806






     The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.


                                          72

                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                               At March 31,         At December 31,
Assets                                                                             2003                  2002
---------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Current Assets:
Cash and cash equivalents                                                              $ 1,808               $ 3,978
Receivables --
Customer accounts receivable                                                            18,584                22,631
Unbilled revenues                                                                       10,798                11,531
Other accounts and notes receivable                                                      2,455                 2,937
Affiliated companies                                                                     1,097                 1,102
Accumulated provision for uncollectible accounts                                          (698)                 (682)
Fossil fuel stock, at average cost                                                       9,949                 8,328
Materials and supplies, at average cost                                                  9,570                 9,586
Prepaid taxes                                                                           21,782                20,422
Other                                                                                    6,121                 6,058
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    81,466                85,891
---------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                             886,076               880,604
Less accumulated provision for depreciation                                            422,334               416,232
---------------------------------------------------------------------------------------------------------------------
                                                                                       463,742               464,372
Construction work in progress                                                           12,111                 6,082
---------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                   475,853               470,454
---------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                           2,084                 3,648
---------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                11,289                11,692
Cash surrender value of life insurance for deferred compensation plans                  22,045                21,943
Unamortized debt issuance expense                                                        3,755                 3,757
Unamortized premium on reacquired debt                                                   8,018                 8,103
Other                                                                                   14,129                11,717
---------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                 59,236                57,212
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $ 618,639             $ 617,205
-----------------------------------------------------------------------------==================----==================



      The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

                                           73

                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                            At March 31,         At December 31,
Liabilities and Stockholder's Equity                                            2003                  2002
------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Current Liabilities:
Securities due within one year                                                $ 20,879              $ 20,892
Notes payable                                                                        -                 2,897
Accounts payable --
Affiliated                                                                       9,758                 7,889
Other                                                                           10,196                15,769
Customer deposits                                                                6,791                 6,781
Taxes accrued --
Income taxes                                                                       777                   311
Other                                                                            2,805                 3,317
Interest accrued                                                                 4,531                 3,268
Vacation pay accrued                                                             2,454                 2,427
Other                                                                           12,375                15,233
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       70,566                78,784
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 167,841               168,052
-------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                               80,163                78,970
Deferred credits related to income taxes                                        11,769                12,445
Accumulated deferred investment tax credits                                      9,123                 9,289
Employee benefits provisions                                                    35,289                33,619
Other                                                                           21,224                16,242
-------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                   157,568               150,565
-------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                              40,000                40,000
-------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
Par value                                                                       54,223                54,223
Paid-in capital                                                                 21,878                16,776
Retained earnings                                                              107,807               110,049
Accumulated other comprehensive loss                                            (1,244)               (1,244)
-------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                              182,664               179,804
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                   $ 618,639             $ 617,205
------------------------------------------------------------------------===============----==================



      The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2003 vs. FIRST QUARTER 2002


RESULTS OF OPERATIONS

Earnings

Savannah Electric's net income for the first quarter 2003 was $3.5 million as compared to $1.8 million for the corresponding period of 2002. Earnings for the first quarter 2003 increased by $1.7 million or 94.7% due primarily to higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                       Increase (Decrease)
                                               --------------------------------
                                                          First Quarter
                                               --------------------------------
                                                   (in thousands)          %
Retail sales..............................           $8,599               15.6
Sales for resale - non-affiliates.........            1,101              118.0
Sales for resale - affiliates.............            1,426              158.8
Fuel expense..............................            2,497               28.0
Purchased power - non-affiliates..........              945               88.6
Purchased power - affiliates..............            6,886               56.8
Maintenance expense.......................              585               11.0
Depreciation and amortization.............           (1,448)             (22.2)

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue increased by $2.7 million, or 7.7%, for the first quarter 2003 when compared to the corresponding period in 2002. Energy sales to residential and commercial customers were higher by 10.4% and 2.1%, respectively, due mainly to colder weather and growth in the number of customers when compared to the same period in 2002. Energy sales to industrial customers were higher by 16.8% in the first quarter 2003 compared to the first quarter 2002 primarily due to increased usage by one industrial customer. Retail sales revenues also reflect the base rate increase that took effect in June 2002.

     Sales for resale - non-affiliates. Sales for resale to non-affiliates during the first quarter 2003 increased when compared to the same period in 2002 primarily due to increased demand for energy by non-affiliates. These transactions do not have a significant impact on earnings since the energy is usually sold at cost.

     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings since the energy is sold at cost.

     Fuel expense. Fuel expense increased in the first quarter 2003 due primarily to increased generation related to the higher demand for energy.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power - non-affiliates. The increase in purchased power from non-affiliates is primarily due to the opportunity to purchase this energy at a cost lower than self-generation in the first quarter 2003 as compared to the same period in 2002. Non-affiliated transactions are primarily energy and do not have a significant impact on earnings, as energy costs are generally recovered through Savannah Electric's fuel cost recovery clause.

     Purchased power - affiliates. The increase in purchased power from affiliates in the first quarter 2003 was directly related to the new PPA with Southern Power which became effective June 2002. The annual capacity costs of this PPA are approximately $14.0 million. Capacity costs of purchased power are generally recovered through base rates and the energy component is recovered through the fuel cost recovery clause. Purchased power from affiliates also includes energy purchases which will vary depending on demand and cost of generation resources at each company. These energy costs are recovered through the fuel cost recovery clause and have no significant impact on earnings.

     Maintenance expense. Maintenance expense in the first quarter 2003 increased when compared to the same period in the prior year due primarily to scheduled maintenance on steam generating facilities.

     Depreciation and amortization. The decrease in this item during the first quarter 2003 is primarily due to discontinued accelerated depreciation and the amortization of the related regulatory liability that began in June 2002, in accordance with the 2002 base rate order.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors which include maintaining a stable regulatory environment and achieving energy sales growth while containing costs. For additional information relating to these issues, reference is made to Item 1 - BUSINESS - "Risks Factors" and
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Savannah Electric in the Form 10-K.

     Savannah Electric's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation currently filed against Savannah Electric cannot be predicted at this time; after consultation with legal counsel, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Savannah Electric's financial position, results of operations or cash flows.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Savannah Electric in the Form 10-K.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Savannah Electric in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Evident in the White Paper are continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. Pending energy legislation may also impact these issues. Any impact of this proposal on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Savannah Electric's revenues, expenses, assets, and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Savannah Electric in the Form 10-K for information on plans to retire a 102 megawatt peaking facility in May 2005 and a fifteen-year PPA with Southern Power to purchase 200 megawatts of capacity beginning in June 2005 from the planned combined-cycle plant at Plant McIntosh to be built and owned by Southern Power. The annual capacity cost is expected to be approximately $14.5 million. Reference is made to Note (L) to the Condensed Financial Statements herein for information regarding the FERC approval process for this PPA.

     Reference is made to Notes (A), (E), (F) and (L) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Savannah Electric's significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. Savannah Electric's only critical accounting policy involves rate regulation. Savannah Electric is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Savannah Electric's operations is no longer subject to these provisions, Savannah Electric would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

New Accounting Standards

Reference is made to Note (H) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Savannah Electric accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.


FINANCIAL CONDITION

Overview

Major changes in Savannah Electric's financial condition during the first three months of 2003 included the addition of approximately $10.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and the issuance of securities. See Savannah Electric's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

Savannah Electric does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

Savannah Electric's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Savannah Electric is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Savannah Electric has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Savannah Electric enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Savannah Electric has also implemented a retail fuel hedging program at the instruction of its PSC. The fair value of derivative energy contracts at March 31, 2003 was as follows:

                                                   First Quarter
                                                        2003
                                                      Changes
     --------------------------------------- -------------------------
                                                  Fair Value
     --------------------------------------- -------------------------
                                                (in thousands)
     Contracts beginning of period                      $626
     Contracts realized or settled                         -
     New contracts at inception                            -
     Changes in valuation techniques                       -
     Current period changes                              644
     --------------------------------------- -------------------------
     Contracts at March 31, 2003                      $1,270
     ======================================= =========================

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




                                                 Source of March 31, 2003
                                                     Valuation Prices
     ------------------------------ -------------------------------------------
                                         Total                Maturity
                                                  -----------------------------
                                      Fair Value     Year 1           1-3 Years
     ------------------------------ -------------------------------------------
                                                       (in thousands)
     Actively quoted                   $1,270        $1,630             $(360)
     External sources                      -              -                 -
     Models and other methods              -              -                 -
     ------------------------------ ------------- -----------------------------
     Contracts at March 31, 2003       $1,270        $1,630             $(360)
     ============================== ============= =============================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. At March 31, 2003, Savannah Electric had approximately $1.3 million in regulatory liabilities related to unrealized gains on mark to market derivative contracts associated with its fuel hedging programs. Realized gains and losses from these programs are included in fuel expense and are recovered through Savannah Electric's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. For the quarters ended March 31, 2003 and 2002, these amounts were not material.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of Savannah Electric in the Form 10-K and Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K.

Financing Activities

In February 2003, Savannah Electric sold through public authorities an aggregate principal amount of $13.87 million of variable rate Pollution Control Revenue Bonds, Series 2003 due February 1, 2038. The proceeds from this sale, together with any investment proceeds and other moneys of Savannah Electric, were used to redeem $13.87 million aggregate principal amount of Development Authority of Effingham County Pollution Control Revenue Bonds, Series 1997. The 2003 bonds will bear interest at a rate to be determined by the auction rate process. Unlike the redeemed bonds, the 2003 bonds will not require backup bank credit facilities.

     Savannah Electric plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Savannah Electric under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Savannah Electric's capital requirements for its construction program, maturing debt and environmental compliance efforts.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Sources of Capital

Savannah Electric plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Savannah Electric had at March 31, 2003 approximately $1.8 million of cash and cash equivalents and $55 million of unused committed credit arrangements with banks, of which $40 million expires in 2003 and $15 million expires in 2004 and beyond. The credit arrangements provide liquidity support to some of Savannah Electric's obligations with respect to its variable rate debt and its commercial paper. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At March 31, 2003, Savannah Electric had no outstanding notes payable or commercial paper. Since Savannah Electric has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

                             SOUTHERN POWER COMPANY

                                                       SOUTHERN POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                                  2003               2002
----------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Operating Revenues:
Sales for resale --
Non-affiliates                                                                      $ 50,269           $ 17,487
Affiliates                                                                            55,290              1,810
Other revenues                                                                         1,880                  2
----------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                                             107,439             19,299
----------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                                                  20,038              1,992
Purchased power --
Non-affiliates                                                                        15,323              3,114
Affiliates                                                                            17,932              1,370
Other                                                                                  5,908              2,189
Maintenance                                                                            2,177                 70
Depreciation and amortization                                                          6,544              2,001
Taxes other than income taxes                                                          1,300                701
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                              69,222             11,437
----------------------------------------------------------------------------------------------------------------
Operating Income                                                                      38,217              7,862
Other Income and (Expense):
Interest expense, net of amounts capitalized                                          (1,399)                 -
Other income (expense), net                                                              303               (596)
----------------------------------------------------------------------------------------------------------------
Total other income and (expense)                                                      (1,096)              (596)
----------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                          37,121              7,266
Income taxes                                                                          14,363              2,811
----------------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of
Accounting Change                                                                     22,758              4,455
Cumulative effect of accounting change --
less income taxes of $231 thousand                                                       367                  -
----------------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 23,125             $4,455
-----------------------------------------------------------------------------================--=================




 The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

                                                       SOUTHERN POWER COMPANY
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                       2003             2002
-------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)


Operating Activities:
Net income                                                                               $ 23,125          $ 4,455
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                               6,544            2,001
Deferred income taxes and investment tax credits, net                                       9,062           (1,294)
Deferred capacity revenues                                                                (12,389)          (1,707)
Other, net                                                                                    841              875
Changes in certain current assets and liabilities --
Receivables, net                                                                           (1,857)          (3,435)
Fossil fuel stock                                                                           7,917              294
Materials and supplies                                                                        (79)               -
Other current assets                                                                       (1,544)              50
Accounts payable                                                                          (10,629)           1,715
Taxes accrued                                                                               1,764            5,357
Interest accrued                                                                          (12,618)               -
-------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                                10,137            8,311
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                 (103,974)        (585,947)
Increase in construction related payables                                                  (8,042)          (5,899)
Other                                                                                         239           (1,498)
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                   (111,777)        (593,344)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase in notes payable, net                                                            458,435           88,892
Proceeds --
Other long-term debt                                                                            -          287,000
Capital contributions from parent company                                                     154          244,410
Redemptions --
Other long-term debt                                                                     (373,979)               -
Other                                                                                         234              405
-------------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                                                84,844          620,707
-------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                   (16,796)          35,674
Cash and Cash Equivalents at Beginning of Period                                           19,474            3,711
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                $ 2,678         $ 39,385
---------------------------------------------------------------------------------=================-================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of $13,526 and $4,973 capitalized for 2003 and 2002, respectively)          $12,767              $ -
Income taxes (net of refunds)                                                              $4,018            ($389)



        The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.


                                                       SOUTHERN POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                 At March 31,          At December 31,
Assets                                                                               2003                   2002
------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Current Assets:
Cash and cash equivalents                                                                 $ 2,678              $ 19,474
Receivables --
Customer accounts receivable                                                                5,324                 6,609
Affiliated companies                                                                       14,697                11,555
Accumulated provision for uncollectible accounts                                             (350)                 (350)
Fossil fuel stock, at average cost                                                          3,113                11,031
Materials and supplies, at average cost                                                     6,633                 6,553
Prepayments                                                                                11,623                 8,796
Other                                                                                      10,033                 9,954
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       53,751                73,622
------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                                923,940               896,163
Less accumulated provision for depreciation                                                27,461                21,590
------------------------------------------------------------------------------------------------------------------------
                                                                                          896,479               874,573
------------------------------------------------------------------------------------------------------------------------
Construction work in progress                                                           1,159,850             1,082,987
------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                    2,056,329             1,957,560
------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Accumulated deferred income taxes                                                          32,594                38,591
Unamortized debt issuance expense                                                          11,708                12,177
Other                                                                                       3,914                 4,026
------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                    48,216                54,794
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                          $ 2,158,296           $ 2,085,976
------------------------------------------------------------------------------====================---===================





       The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

                                                       SOUTHERN POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                    At March 31,          At December 31,
Liabilities and Stockholder's Equity                                                    2003                   2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Current Liabilities:
Securities due within one year                                                                 $ 200                 $ 200
Notes payable                                                                                446,485                     -
Notes payable to parent                                                                       32,438               210,488
Accounts payable --
Affiliated                                                                                    18,787                37,748
Other                                                                                          4,813                 4,522
Taxes accrued --
Income taxes                                                                                   5,383                 3,915
Other                                                                                          4,609                 4,313
Interest accrued                                                                               8,095                20,713
Other                                                                                          7,816                 3,484
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    528,626               285,383
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
Senior notes                                                                                 575,000               575,000
Other long-term debt                                                                           8,090               382,089
Unamortized debt (discount) premium, net                                                      (1,190)               (1,210)
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                               581,900               955,879
---------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Obligations under risk management activities                                                  69,295                63,191
Deferred capacity revenues--
Affiliated                                                                                     2,939                13,075
Other                                                                                          1,248                 3,147
Other--
Affiliated                                                                                    15,407                15,644
Other                                                                                          2,568                 3,053
---------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                                  91,457                98,110
---------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, par value $.01 per share --
  Authorized  - 1,000,000 shares
  Outstanding - 1,000 shares                                                                       -                     -
Paid-in capital                                                                              921,383               731,230
Retained earnings                                                                             85,602                62,477
Accumulated other comprehensive loss                                                         (50,672)              (47,103)
---------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                                            956,313               746,604
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                               $ 2,158,296           $ 2,085,976
---------------------------------------------------------------------------------====================---===================

        The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

                             SOUTHERN POWER COMPANY
            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                              2003                2002
----------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)

Net Income                                                             $    23,125          $     4,455
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax
of $(2,400) and $3,888, respectively                                        (3,833)               6,002
Less: Reclassification adjustment for amounts included in net
income, net of tax of $166                                                     264                    -
-----------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                   $    19,556          $    10,457
===========================================================================================================








                             SOUTHERN POWER COMPANY

    CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)


                                                               At March 31,               At December 31,
                                                                     2003                       2002
-----------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)

Balance at beginning of period                                $         (47,103)          $          6,689
Change in current period                                                 (3,569)                   (53,792)
-----------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                      $         (50,672)          $        (47,103)
-------------------------------------------------------------=====================-------====================----





 The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.


                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2003 vs. FIRST QUARTER 2002


RESULTS OF OPERATIONS

Earnings

Southern Power's net income for first quarter 2003 was $23.1 million compared to $4.4 million for the corresponding period of 2002. The increase in earnings of $18.7 million is primarily due to the sale of wholesale capacity and energy to affiliated and non-affiliated companies. The majority of this income is attributed to the commercial operation of Plant Wansley Units 6 and 7 and Plant Franklin Unit 1 beginning in June 2002 along with the initiation of PPAs for those units with Georgia Power and Savannah Electric. During the first quarter 2002, Southern Power had only one plant (Plant Dahlberg) in commercial operation.

     Significant income statement items appropriate for discussion include the following:

                                                      Increase (Decrease)
                                                -------------------------------
                                                         First Quarter
                                                -------------------------------
                                                  (in thousands)          %
Sales for resale - non-affiliates...............   $32,782              187.5
Sales for resale - affiliates...................    53,480              N/M
Fuel expense....................................    18,046              N/M
Purchased power - non-affiliates................    12,209              N/M
Purchased power - affiliates....................    16,562              N/M
Other operation expense.........................     3,719              169.9
Maintenance expense.............................     2,107              N/M
Depreciation and amortization...................     4,543              227.0
Interest expense, net of amounts capitalized....     1,399                -
Other income (expense), net.....................       899              150.8

N/M  Not meaningful.

     Sales for resale to non-affiliates. During the first quarter 2003, these sales were higher as a result of wholesale capacity and energy sales to non-affiliates that increased with commercial operation of Plant Franklin Unit 1 and Plant Wansley Units 6 and 7, as well as additional available capacity arising from new units not yet in commercial operation. The additional generation provided by the new units that was not required by Georgia Power and Savannah Electric under long-term PPAs was available for sales to non-affiliates. The colder than normal weather experienced early in the first quarter of 2003 contributed to increased demand throughout the Super Southeast.

     Sales for resale to affiliates. Energy and capacity sales through the new PPAs with Georgia Power and Savannah Electric accounted for most of this increase from first quarter 2002. Revenues from sales to affiliated companies through the Southern Company system power pool ("Southern Pool") that are not covered by PPAs and energy sales under PPAs will vary depending on demand and the availability and cost of generating resources at each company within the Southern Pool. These transactions do not have a significant impact on earnings, since the energy is generally sold at variable cost.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. This increase during the first quarter 2003 is mainly associated with commercial operation of units at Plant Wansley and Plant Franklin in June 2002 as compared to the first quarter of 2002, when Southern Power had only Plant Dahlberg in commercial operation. Plant Dahlberg is primarily utilized for peak-load conditions, which primarily occur during the summer months.

     Purchased power from non-affiliates. Purchased power from non-affiliates increased in the first quarter 2003 to serve the increased requirements under new PPAs with power purchased at prices lower than Southern Power's self-generation.

     Purchased power from affiliates. During the first quarter 2003, Southern Power purchased more power from affiliates mainly due to the availability of power at prices lower than Southern Power's self-generation. Expenses from purchased power transactions will vary depending on demand, availability and the cost of generating resources accessible throughout the Southern Company system.

     Other operation expense. The first quarter 2003 increase in other operation expense is related to production expenses and administrative and general expenses resulting from the commercial operation in June 2002 of Plant Wansley Units 6 and 7 and Plant Franklin Unit 1 when compared to the same period in the prior year.

     Maintenance expense. The increase in the first quarter 2003 is attributed to commercial operation of Plant Wansley Units 6 and 7 and Plant Franklin Unit 1 in June 2002.

     Depreciation and amortization. The additional generating units placed into service in June 2002 are the cause of the increase in depreciation and amortization during the first quarter 2003 when compared to the corresponding period in 2002.

     Interest expense, net of amounts capitalized. The increase in interest expense, net of amounts capitalized during the first quarter 2003 from the same period in 2002 is primarily related to a decline in the percentage of total interest expense being capitalized as Southern Power has shifted from construction mode into construction and operation mode.

     Other income (expense), net. This increase in other income (expense), net for the first quarter 2003 is attributed to gains on derivative energy contracts. See "Exposure to Market Risks" below for more information related to these contracts.

Effects of Inflation

Southern Power is subject to long-term contracts and income tax laws that are based on the recovery of historical costs. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on Southern Power because of the large investment in generating facilities with long economic lives. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

The results of operations are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including completion of construction on new generating facilities, regulatory matters, energy sales, creditworthiness of customers, total generating capacity available in the Super Southeast and the remarketing of capacity. For additional information relating to these issues, see Item 1 - BUSINESS - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Southern Power in the Form 10-K.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" and to Note 5 to the financial statements of Southern Power in Item 8 of the Form 10-K for additional information on long-term power sales agreements and PPAs. Southern Power's PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that S&P or Moody's downgrades the credit ratings of such counterparty to below-investment grade, or, if the counterparty is not rated, fails to maintain a minimum coverage ratio. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.

     In 2003, Southern Power expects Plant Franklin Unit 2, Plant Harris Units 1 and 2 and Plant Stanton A to be completed and placed into commercial operation. In 2004, Southern Power's PPA with Georgia Power will begin for Plant Harris Unit 2. PPAs for the other units become effective upon commercial operation. Southern Power also has Plant Franklin Unit 3 and Plant McIntosh Units 10 and 11 under construction. Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the proposed termination of Southern Power's PPAs with Dynegy. Because of the proposed termination of these PPAs, Southern Power is exploring several options for its existing capacity and is also evaluating its construction schedule for Plant Franklin Unit 3 and may determine to defer or cancel further construction based on forecasted capacity needs. Reference is also made to Note (L) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power's PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and
11. The final outcome of these matters cannot now be determined.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of Southern Power in the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from all major sources of air pollution, particularly electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered.

     Southern Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Southern Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Evident in the White Paper are continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. Pending energy legislation may also impact these issues. Any impact of this proposal on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is also made to Notes (A), (E) and (I) through (L) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policies

Southern Power's significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. Southern Power has three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the presentation of Southern Power's financial position and results of operations. The first critical policy is the recognition of capacity revenues from long-term contracts at the lesser of the levelized basis or the cash collected over the contract periods. Second, Southern Power designates qualifying derivative instruments as cash flow or fair value hedges and marks such derivative instruments to market based primarily on quoted market prices. The unrealized changes in fair value of qualifying cash flow hedges are deferred in other comprehensive income. Any ineffectiveness in those hedges and changes in non-qualifying positions are reported as a component of current period income. Finally, Southern Power uses flow-through accounting for state manufacturer's tax credits. This means that Southern Power recognizes the credit as a reduction of tax expense when it is more likely than not to be allowed by the Georgia Department of Revenue.

New Accounting Standards

     Reference is made to Note (H) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Southern Power has no liability for asset retirement obligations. Upon adoption, Southern Power recorded a cumulative effect of change in accounting principle of $0.6 million, representing previously accrued removal costs.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

The major change in Southern Power's financial condition during the first three months of 2003 was the addition of approximately $104 million to utility plant related to on-going construction of Southern Power's combined-cycle units. The funds for these additions were provided by Southern Power's credit facility, commercial paper program and subordinated loans from Southern Company. See Southern Power's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

Southern Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sale contracts, fixed-price physical gas purchases and agreements covering interest rate swaps and currency swaps that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At March 31, 2003, the maximum potential collateral requirements under the electricity sale contracts and financial instrument agreements were approximately $197 million. At March 31, 2003, there were no material collateral requirements for the gas purchase contracts.

Exposure to Market Risks

Southern Power is exposed to market risks, including changes in interest rates, currency exchange rates and certain commodity prices. To manage the volatility attributable to these exposures, Southern Power nets the exposure to take advantage of natural offsets and enters into various derivative transactions for the remaining exposure pursuant to approved risk management policies in areas such as counterparty exposure and hedging practices. Southern Power's policy is that derivatives are to be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.

     Southern Power has no outstanding variable rate long-term debt. To mitigate Southern Power's exposure to interest rates, it has entered into interest rate swaps that were designated as cash flow hedges of 2003 planned debt issuances. Changes in the fair values of these swaps are deferred in Other Comprehensive Income. The swaps will settle upon the issuance of the debt and will be amortized to expense over the appropriate periods. (See Note (I) to the Condensed Financial Statements herein for additional information.) Based on Southern Power's overall interest rate exposure at March 31, 2003, including derivative and other interest-rate sensitive instruments, a near-term 100 basis-point change in interest rates would not materially affect Southern Power's financial statements. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Because energy from Southern Power's facilities is primarily sold under long-term contracts with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the PPA counterparties, Southern Power's exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the purchase or sale of fuel and electricity. In connection with the transfers of Plant Franklin in 2001 and Plant Wansley in 2002 to Southern Power, Georgia Power transferred approximately $5.6 million and $1.6 million, respectively, in derivative assets relating to electric and gas forward contracts in effect at the date of the transfers. These contracts were recorded at fair value on the date of the transfer, which was equal to Georgia Power's carrying amount. Following the transfer, these contracts are marked to market through income until realized and settled.

     Southern Power has firm purchase commitments that require payment in Euros. As a hedge against fluctuations in the exchange rate for Euros, Southern Power entered into forward contracts to purchase Euros and has designated these contracts as fair value hedges of an unrecognized firm commitment. Since the terms of these Euro contracts mirror the purchase commitment terms, there is no ineffectiveness recognized in income. At March 31, 2003, Southern Power had outstanding contracts covering a notional amount of $1.6 million in commitments through May 2003.

     Unrealized gains and losses on electric and gas contracts used to hedge anticipated purchases and sales are deferred in Other Comprehensive Income. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. The fair values of derivative energy contracts at March 31, 2003 were as follows:

                                                   First Quarter
                                                        2003
                                                      Changes
     --------------------------------------- -------------------------
                                                  Fair Value
     --------------------------------------- -------------------------
                                                (in thousands)
     Contracts beginning of period                    $3,864
     Contracts realized or settled                      (665)
     New contracts at inception                            -
     Changes in valuation techniques                       -
     Current period changes                           (1,324)
     --------------------------------------- -------------------------
     Contracts at March 31, 2003                      $1,875
     ======================================= =========================

     At March 31, 2003, all of these contracts are based on actively quoted market prices. Realized gains and losses on hedged transactions are recognized in revenues and/or fuel expense in the Statements of Income as incurred. For the three month periods ended March 31, 2003 and 2002, approximately $0.3 million of gains and $1.3 million of losses, respectively, were recognized in Other Income in the Statements of Income.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

During the first three months of 2003, Southern Company made subordinated loans to Southern Power of approximately $12 million. In March 2003, $190 million of notes payable to Southern Company were converted to a capital contribution from Southern Company. Equity contributions and subordinated loans from Southern Company are projected to total approximately $813 million to Southern Power by the end of 2003. No dividends are projected to be paid in 2003. These projections are contingent upon FERC approval of the Plant McIntosh PPAs. Reference is also made to Note (L) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power's PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11.


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction" and "Other Capital Requirements" of Southern Power in the Form 10-K for a description of Southern Power's capital requirements for its construction program, maturing debt, purchase commitments and long-term service agreements.

Sources of Capital

To meet short-term cash needs and contingencies, Southern Power had at March 31, 2003 approximately $2.7 million of cash and cash equivalents. To meet liquidity and capital resource requirements, Southern Power had at March 31, 2003 approximately $850 million of unused committed credit arrangements with banks expiring in 2004. Effective April 2003, the credit facility for Southern Power was reduced to $650 million to reflect lower short-term borrowing needs. The facility was extended to April 2006. This line also provides liquidity support for Southern Power's commercial paper program (as discussed below). Amounts drawn under the arrangements are used to finance acquisition and construction costs related to gas-fired electric generating facilities and for general corporate purposes, subject to borrowing limitations for each generating facility. The arrangements permit Southern Power to fund construction of future generating facilities upon meeting certain requirements.

     Southern Power's current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs.

     In February 2003, Southern Power initiated a commercial paper program to fund a portion of the construction costs of new generating facilities. Southern Power's strategy is to refinance most of such short-term borrowings with long-term securities following commercial operation. The amount of commercial paper will initially represent about 45% of total debt, but is forecasted to decline to about 7% at year-end 2005 as more construction projects are completed and refinanced with long-term securities. At March 31, 2003, Southern Power had outstanding $446.5 million in commercial paper. Reference is made to Note 7 to the financial statements of Southern Power in Item 8 of the Form 10-K for additional information relating to the commercial paper program.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY
                             SOUTHERN POWER COMPANY


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                   Applicable Notes

                  Southern Company             A, B, C, D, E, F, G, H, I, J, N

                  Alabama Power                A, E, F, H, I

                  Georgia Power                A, E, F, G, H, I, K, L

                  Gulf Power                   A, E, F, G, H

                  Mississippi Power            A, E, F, G, H, J, M

                  Savannah Electric            A, E, F, H, L

                  Southern Power               A, E, H, I, J, K, L

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY
                             SOUTHERN POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:


(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Form 10-Q. Therefore, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B) Reference is made to Note 11 to the financial statements of Southern Company in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" of Southern Company in Item 7 of the Form 10-K for information on the spin off of Mirant from Southern Company.

     On April 30, 2003, Mirant filed its Annual Report on Form 10-K for the year ended December 31, 2002. This filing included Mirant's restated financial statements for the years ended December 31, 2001 and 2000. Mirant's restated net income for 2001 and 2000 decreased by $159 million and $29 million, respectively. Mirant also announced that it is preparing revised quarterly financial statements for 2001 and expects to provide the quarterly results as soon as possible. Southern Company owned 100% of Mirant through September 2000 and 80% between October 2000 and April 2, 2001. Due to Southern Company's spin-off of Mirant on April 2, 2001, Southern Company's financial statements reflect its share of Mirant's net income as discontinued operations. The effect of these restatements on Southern Company's financial statements, if any, cannot be determined until Mirant's 2001 revised quarterly financial statements are filed.

(C) Reference is made to Note 1 "Leveraged Leases" and Note 6 to the financial statements of Southern Company in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" in Item 7 of the Form 10-K.

     As a large corporate taxpayer, Southern Company undergoes audits by the IRS for each of its tax years. The IRS has completed its audits of Southern Company's consolidated federal income tax returns for all years through 1999. As part of the audit for the 1996-1999 tax years, the IRS reviewed Southern Company's four international leveraged lease transactions. Based on its review, the IRS proposed to disallow the tax losses associated with one of these transactions, resulting in an additional tax payment of approximately $30 million, including interest, to the IRS. To finalize the audit and eliminate any additional interest charges, Southern Company made this payment to the IRS in May 2003 and intends to pursue a refund claim for this amount. Notwithstanding the position taken by the IRS, Southern Company continues to believe that the transaction remains a valid lease for U.S. tax purposes and, accordingly, will vigorously contest the proposed disallowance. Southern Company has accounted for the payment as a deposit.

         If Southern Company is not successful in its defense of the tax treatment for this transaction, it would also affect the timing of the related revenue recognition for book purposes. A cumulative effect adjustment would be required to reduce net income based on the revised cash flows as a result of the changes in the allowed tax deductions.

         The IRS did not disallow any tax losses or make any other adjustments for the 1996-1999 period with respect to any of Southern Company's other lease transactions. However, there can be no assurance that subsequent IRS audits would not raise similar disallowance issues.

         The ultimate outcome of these matters cannot now be determined.

(D) Reference is made to Note 9 under "Guarantees" to the financial statements of Southern Company in Item 8 of the Form 10-K for information regarding Southern Company's guarantees of contractual commitments made by Mirant's trading and marketing subsidiaries. At March 31, 2003, the total notional amount of guarantees was $29 million, all of which will expire by 2007. The estimated fair value of net contractual commitments outstanding was approximately $16.4 million at March 31, 2003. Southern Company's potential exposure under these contractual commitments is not expected to materially differ from the estimated fair value.

(E) Reference is made to Note 3 to the financial statements of Southern Company, the operating companies and Southern Power in Item 8 and to "Legal Proceedings" in Item 3 of the Form 10-K for information relating to various lawsuits.

         On April 17, 2003, a retired employee of Mirant filed a complaint in the United States District Court for the Northern District of Georgia alleging violations of the Employee Retirement Income Security Act and naming as defendants Mirant, Southern Company, several current and former directors and officers of Mirant and/or Southern Company, and "Unknown Fiduciary Defendants 1-100." The plaintiff seeks to represent a purported class consisting of individuals who were participants in or beneficiaries of two Mirant employee plans and their predecessor plans (the "Plans") at any time between January 1, 2000 and the filing of the complaint whose plan accounts included investments in Mirant common stock or the "Mirant Corporation Stock Fund." The complaint alleges that the defendants misled participants in the Plans by concealing Mirant's alleged "participation in the illegal manipulation of energy prices in California during 2000 and 2001 as well as other irregular and unlawful accounting manipulations tied to energy trading." The complaint does not contain any specific allegations of wrongdoing with respect to Southern Company. Southern Company denies any wrongdoing and intends vigorously to defend this action. The final outcome of this matter cannot now be determined.

     Reference is made to Note 3 under "Race Discrimination Litigation" of Southern Company and Georgia Power in Item 8 of the Form 10-K. On March 31, 2003, the United States District Court for the Northern District of Georgia granted summary judgment in favor of the defendants on all claims raised by all seven of the named plaintiffs. On April 28, 2003, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit challenging these adverse summary judgment rulings, as well as the court's October 2001 ruling denying class certification. In addition, plaintiffs appealed some adverse rulings on discovery issues. The court has not yet set a briefing schedule on the appeal. The final outcome of the case cannot now be determined.

(F) Reference is made to Note 1 under "Regulatory Assets and Liabilities" to the financial statements of Southern Company and each of the operating companies in Item 8 of the Form 10-K. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

(G) Reference is made to Note 9, Note 4 and Note 4 under "Guarantees" to the financial statements of Southern Company, Georgia Power and Gulf Power, respectively, in Item 8 of the Form 10-K for information regarding guarantees of loans to residential customers for heat pump purchases. As of March 31, 2003, the total outstanding loans guaranteed by all of the operating companies were $16.1 million, of which Georgia Power is responsible for $13.0 million and Gulf Power is responsible for $1.0 million. Total loan loss reserves of $3.6 million ($2.8 million for Georgia Power and $0.2 million for Gulf Power) have been recorded.

(H) Effective January 1, 2003, Southern Company adopted FASB Statement No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit the continued accrual of future retirement costs for long-lived assets in which the company does not have a legal obligation to retire. However, the operating companies have discussed the financial statement impacts of Statement No. 143 with their respective PSCs and will continue to recognize the accumulated removal costs for other obligations as part of the accumulated depreciation and amortization reserve. As of March 31, 2003, amounts recorded in Accumulated Depreciation that represent regulatory liabilities related to such removal costs totaled $1.2 billion consisting of $554 million, $417 million, $144 million, $73 million and $33 million for Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric, respectively.

     The operating companies had no cumulative effect to net income resulting from the adoption of Statement No. 143. As a result, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric recorded regulatory assets (liabilities) of $(71) million, $21 million, $0.9 million, $0.6 million and $2.4 million, respectively, as of January 1, 2003. At March 31, 2003, the regulatory liability for Alabama Power is reflected in the balance sheets under "Asset retirement obligation regulatory liability." The regulatory assets of the other operating companies are reflected in the balance sheets under either "Asset retirement obligation regulatory asset" or in "Other" under "Deferred Charges and Other Assets." Southern Power recorded a cumulative effect adjustment to income upon adoption of $0.6 million, representing removal costs previously accrued.

         The liability recognized to retire long-lived assets primarily relates to Southern Company's nuclear facilities, which include Alabama Power's Plant Farley and Georgia Power's ownership interests in Plants Hatch and Vogtle. The fair value of assets legally restricted for settling retirement obligations related to these assets is $300 million, $355 million and $655 million for Alabama Power, Georgia Power and Southern Company, respectively. In addition, the operating companies have retirement obligations related to various landfill sites, ash ponds and underground storage tanks. The operating companies have also identified retirement obligations related to certain transmission and distribution facilities. However, liabilities for the removal of these transmission and distribution assets will not be recorded because no reasonable estimate can be made regarding the timing of the obligations. The operating companies will continue to recognize in the income statement their ultimate removal costs in accordance with each company's respective regulatory treatment. Any difference between costs recognized under Statement No. 143 and those reflected in rates will be recognized as either a regulatory asset or liability.

         The following table reflects the details of the Asset Retirement
                Obligations included in the balance sheets.

                                    Balance at    Liabilities    Liabilities                     Cash Flow      Balance at
                                     12/31/02     Incurred         Settled        Accretion      Revisions        3/31/03
                                     --------     --------         -------        ---------      ---------        -------
                                                                (in millions)
         Alabama Power               $   -           $301.0        $  -           $  5.2           $ -             $306.2
         Georgia Power                   -            469.1           -              7.6             -              476.7
         Gulf Power                      -              4.0           -               .1             -                4.1
         Mississippi Power               -              1.0           -                -             -                1.0
         Savannah Electric               -              3.2           -               .1             -                3.3

         Southern Company            $   -           $778.3        $  -            $13.0           $ -             $791.3

         The following table represents pro-forma asset retirement obligations as if Statement No. 143 had been adopted on January 1, 2002.

                                              At December 31,
                                     -----------------------------------
                                      2002                          2001
                                      ----                          ----
                                               (in millions)
         Alabama Power                 $301.0                    $281.3
         Georgia Power                  469.1                     440.1
         Gulf Power                       4.0                       3.7
         Mississippi Power                1.0                        .9
         Savannah Electric                3.2                       2.7

         Southern Company              $778.3                    $728.7

         The adoption of FASB Statement No. 143 has been treated as a non-cash transaction for purposes of the Statements of Cash Flows.

(I) In addition to the fixed price electric and gas contracts used to mitigate exposure to volatile energy prices (see "Exposure to Market Risks" in MANAGEMENT'S DISCUSSION AND ANALYSIS herein), Southern Company and certain of its subsidiaries enter into interest rate swaps to hedge exposure to interest rate changes. Swaps related to fixed rate securities are accounted for as fair value hedges; swaps related to variable rate securities or forecasted transactions are accounted for as cash flow hedges. The swaps are generally structured to mirror the terms of the hedged debt instruments; therefore, no material ineffectiveness has been recorded in earnings. As of March 31, 2003, the following swaps were outstanding:

         Fair Value Hedges

                                  --------------- -------------- ------------------ ---------------- --------------------------
                                     Notional      Fixed Rate      Variable Rate       Maturity             Fair Value
                                      Amount        Received           Paid              Date             March 31, 2003
         ------------------------ --------------- -------------- ------------------ ---------------- --------------------------

         Southern Company         $400 million         5.3%      6-month LIBOR      February 2007            $35.3 million
                                                                 less 0.103%
         Cash Flow Hedges

                                 ---------------- -------------- ------------------ ----------------- --------------------
                                                                   Weighted
                                                    Variable       Average
                                    Notional         Rate         Fixed Rate             Maturity           Fair Value
                                     Amount        Received         Paid                  Date            March 31, 2003
         ----------------------- ---------------- -------------- ------------------ ----------------- --------------------

         Southern Company        $400 million;    1-month LIBOR                     June 2003;            $ (5.4 million)
                                 $200 million                    3.1975%            June 2004

         Alabama Power           $350 million     3-month        3.015%             December 2003         $ (4.5 million)
                                                  LIBOR plus
                                                  0.12%

         Alabama Power           $486 million     BMA Index      1.6254%            January 2004          $ (2.0 million)

         Alabama Power           $250 million     3-month LIBOR  3.967%             May 2008              $ (8.5 million)

         Georgia Power           $250 million     3-month LIBOR  4.762%             May 2013              $ (8.3 million)

         Georgia Power           $250 million     3-month        1.96%              February 2005         $ (0.9 million)
                                                  LIBOR plus
                                                  0.125%

         Southern Power          $350 million     1-month LIBOR  6.2348%            June 2013             $(54.4 million)

         Southern Power          $150 million     1-month LIBOR  5.4792%            June 2008             $(14.9 million)

(J) Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" and to Note 5 to the financial statements in Item 8 of the Form 10-K for Southern Company, Mississippi Power and Southern Power for information regarding PPAs between subsidiaries of Dynegy and Mississippi Power and Southern Power and related letters of credit. The Dynegy letter of credit in favor of Mississippi Power related to Plant Daniel was extended to June 20, 2003. The Dynegy letter of credit in favor of Southern Power related to Plant Dahlberg was extended to June 20, 2003 and those related to Plant Franklin were extended to April 28, 2004.

         On April 21, 2003, Mississippi Power and Southern Power entered into a letter agreement with Dynegy (the "Letter Agreement") to resolve all outstanding matters related to Dynegy and the PPAs. Under the terms of the Letter Agreement, (1) Dynegy would make a one-time cash payment of $75 million to Mississippi Power and $80 million to Southern Power upon the execution of a definitive agreement and related documentation (the "Closing"); (2) the PPAs between Southern Power and Dynegy relating to Plant Dahlberg and Plant Franklin would be terminated upon the Closing, with no party to have any remaining obligations under such PPAs after the Closing; (3) at the Closing, Dynegy and Mississippi Power would amend the PPA relating to Plant Daniel so that the capacity payments due from Dynegy to Mississippi Power would be reduced to zero for each month from June 2003 through October 2003 (but other obligations and payments by Dynegy under such PPA would not be affected during such time) and such PPA would terminate effective October 31, 2003, with neither party having any remaining obligations under such PPA after October 31, 2003; and (4) at the Closing, upon receipt of the cash payment from Dynegy, Southern Power would return the existing letters of credit in favor of Southern Power in support of Dynegy's obligations under the PPAs relating to Plant Dahlberg and Plant Franklin. The parties have also agreed that a letter of credit in support of Dynegy's continuing obligations under the PPA related to Plant Daniel would be maintained for any amounts owed by Dynegy to Mississippi Power under the PPA related to Plant Daniel. Mississippi Power, Southern Power and Dynegy agreed to use their best efforts to complete and execute definitive documentation reflecting the terms of the Letter Agreement by May 30, 2003.

         The termination payments from Dynegy would result in a one-time gain upon the Closing to Southern Company of approximately $88 million after tax ($38 million for Mississippi Power and $50 million for Southern Power). Additionally, Mississippi Power would recognize capacity revenues totaling approximately $8.8 million for the period from June through October. Under the original terms of the PPAs, Mississippi Power and Southern Power would have recognized revenue of approximately $1.8 million and $5.9 million, respectively, for the remaining period of 2003 following the proposed terminations.

         Because of the proposed termination of these PPAs, Mississippi Power and Southern Power are exploring several options for their existing capacity and Southern Power is evaluating its construction schedule for Plant Franklin Unit 3 and may determine to defer or cancel further construction based on forecasted capacity needs.

         The final outcome of these matters cannot now be determined.

(K) Reference is made to Note 3 to the financial statements under "Construction Program" of Southern Power and to Note 4 to the financial statements under "Construction Program" of Georgia Power in Item 8 of the Form 10-K for information regarding Southern Company keep-wells covering the transfer of specific vendor contracts from Georgia Power to Southern Power for the operation of Plant Dahlberg and construction at the Plant Franklin and Plant Stanton sites. As of March 31, 2003, Southern Power has no remaining purchase obligations to equipment vendors under these contracts.

(L) Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" in Item 7 and Note 4 under "Purchased Power Commitments" and "Fuel and Purchased Power Commitments" to the financial statements of Georgia Power and Savannah Electric, respectively, and Note 5 to the financial statements of Southern Power in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh capacity. Such PPAs were certified by the Georgia PSC in December 2002. In April 2003, Southern Power applied for FERC approval of these PPAs. The Electric Power Supply Association and Calpine Corporation have made filings in this proceeding in opposition to the FERC's acceptance of the PPAs, alleging that the PPAs do not meet the applicable standards for PPAs between affiliates. Management believes the allegations are without merit and that the PPAs should be approved by the FERC;however, the ultimate outcome of this matter cannot now be determined.

(M) Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" in Item 7 and Note 3 under "Transmission Facilities Agreement" to the financial statements of Mississippi Power in Item 8 of the Form 10-K for information regarding the FERC's investigation related to a transmission facilities agreement with Entergy Corp. On April 30, 2003, Mississippi Power filed an offer of settlement with the FERC. The proposed settlement, which is pending approval by the FERC, would have no material impact on Mississippi Power's financial statements; however, the ultimate outcome of this matter cannot now be determined.

(N) Southern Company's reportable business segment is the sale of electricity in the Southeast by the operating companies and Southern Power. The All Other category includes parent Southern Company, which does not allocate operating expenses to business segments, and segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:


                                                             Electric     All            Reconciling
                                                             Utilities    Other          Eliminations     Consolidated
         --------------------------------------------------- --------------------------------------------------------------
                                                                                     (in millions)
         Three Months Ended March 31, 2003:
           Operating revenues                                 $   2,405     $    153       $      (5)       $   2,553
           Segment net income (loss)                                287           11               -              298
         Total assets at March 31, 2003                         $31,401     $  1,809       $    (360)         $32,850
         --------------------------------------------------- ------------- ------------- ---------------- -----------------

         Three Months Ended March 31, 2002:
           Operating revenues                                 $   2,140     $     77       $      (3)         $  2,214
           Segment net income (loss)                                232           (8)              -               224
         Total assets at December 31, 2002                      $30,409       $1,881       $    (491)          $31,799
         --------------------------------------------------- ------------- ------------- ---------------- -----------------



PART II  -OTHER INFORMATION

Item 1.           Legal Proceedings.


                  Reference is made to the "Notes to the Condensed Financial Statements" herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits.
         --------

(3)      Articles of Incorporation and By-Laws

         Alabama Power

           (b)  1       - Amendment to Charter of Alabama Power dated April 25, 2003.

           (b)  2       - By-Laws of Alabama Power as amended effective April 25, 2003, and as presently in effect.

(10)     Material Contracts

         Southern Company

           (a)  1       - Amended and Restated Credit Agreement among Southern Power, Citibank N.A., as the administrative agent, and the lenders listed therein dated as of April 17, 2003.

           (a)  2       - Letter Amendment No. 1 to Completion Guarantee among Southern Company, Southern Power and Citibank, N.A.
                          in its capacity as agent for the Lenders under the Credit Facility dated as of April 17, 2003.

           (a)  3       - Letter Amendment No. 1 to Equity Contribution Agreement among Southern Company, Southern Power and
                          Citibank, N.A. in its capacity as agent for the Lenders under the Credit Facility dated as of April 17,
                          2003.

         Alabama Power

           (b)  1       - Deferred Compensation Agreement between Alabama Power and William B. Hutchins III dated April 11, 2003.

         Southern Power

           (a)  1       - Amended and Restated Credit Agreement among Southern Power, Citibank N.A., as the administrative agent, and the lenders listed therein dated as of April 17, 2003. (See Exhibit 10(a)1 herein)



Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits. (Continued)
         --------

           (a)  2       - Letter Amendment No. 1 to Completion Guarantee among Southern Company, Southern Power and Citibank, N.A.
                          in its capacity as agent for the Lenders under the Credit Facility dated as of April 17, 2003. (See
                          Exhibit 10(a)2 herein)

           (a)  3       - Letter Amendment No. 1 to Equity Contribution Agreement among Southern Company, Southern Power and
                          Citibank, N.A. in its capacity as agent for the Lenders under the Credit Facility dated as of April 17,
                          2003. (See Exhibit 10(a)3 herein)

(24)     Power of Attorney and Resolutions

         Southern Company

           (a)  1       - Power of Attorney and resolution.  (Designated in the Form 10-K for the year ended December 31, 2002,
                          File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

           (a)  2       - Power of Attorney for Thomas A. Fanning.

         Alabama Power

           (b)  1       - Power of Attorney and resolution.  (Designated in the Form 10-K for the year ended December 31, 2002,
                          File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

         Georgia Power

           (c)  1       - Power of Attorney and resolution.  (Designated in the Form 10-K for the year ended December 31, 2002,
                          File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

         Gulf Power

           (d)  1       - Power of Attorney and resolution.  (Designated in the Form 10-K for the year ended December 31, 2002,
                          File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

           (d)  2       - Power of Attorney for Susan N. Story.

         Mississippi Power

           (e)  1       - Power of Attorney and resolution.  (Designated in the Form 10-K for the year ended December 31, 2002,
                          File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)



Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits. (Continued)
         --------

         Savannah Electric

           (f)  1       - Power of Attorney and resolution.  (Designated in the Form 10-K for the year ended December 31, 2002,
                          File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)

         Southern Power

           (g)  1       - Power of Attorney and resolution.  (Designated in the Form 10-K for the year ended December 31, 2002,
                          File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(99)     Section 906 Certifications

         Southern Company

           (a)  1       - Certificate of Southern Company's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley
                          Act of 2002.

           (a)  2       - Certificate of Southern Company's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley
                          Act of 2002.

         Alabama Power

           (b)  1       - Certificate of Alabama Power's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  2       - Certificate of Alabama Power's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

         Georgia Power

           (c)  1       - Certificate of Georgia Power's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

           (c)  2       - Certificate of Georgia Power's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

         Gulf Power

           (d)  1       - Certificate of Gulf Power's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of
                          2002.




Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits. (Continued)
         --------

           (d)  2       - Certificate of Gulf Power's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of
                          2002.

         Mississippi Power

           (e)  1       - Certificate of Mississippi Power's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley
                          Act of 2002.

           (e)  2       - Certificate of Mississippi Power's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley
                          Act of 2002.

         Savannah Electric

           (f)  1       - Certificate of Savannah Electric's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley
                          Act of 2002.

           (f)  2       - Certificate of Savannah Electric's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley
                          Act of 2002.

         Southern Power

           (g)  1       - Certificate of Southern Power's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

           (g)  2       - Certificate of Southern Power's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.
         -------------------

                        Alabama Power filed Current Reports on Form 8-K dated February 5, 2003, February 11, 2003 and March 12, 2003:
                              Item reported:                     Items 5 and 7
                              Financial statements filed:        None

                        Georgia Power filed Current Reports on Form 8-K dated February 13, 2003 and February 21, 2003:
                              Item reported:                     Items 5 and 7
                              Financial statements filed:        None

                        Gulf Power filed a Current Report on Form 8-K dated March 21, 2003:
                              Item reported:                     Items 5 and 7
                              Financial statements filed:        None

                              THE SOUTHERN COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          THE SOUTHERN COMPANY

     By   Allen Franklin
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   Thomas A. Fanning
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                          Date:  May 13, 2003

                              THE SOUTHERN COMPANY
            Certification Of Chief Executive Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Allen Franklin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Southern Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003
                              /s/ H. Allen Franklin
                                 Allen Franklin
                      Chairman and Chief Executive Officer

                              THE SOUTHERN COMPANY
            Certification Of Chief Financial Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Thomas A. Fanning, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of The Southern Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003
                               /s/ Thomas A. Fanning
                                Thomas A. Fanning
         Executive Vice President, Chief Financial Officer and Treasurer

                              ALABAMA POWER COMPANY

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          ALABAMA POWER COMPANY

     By   Charles D. McCrary
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                        Date:  May 13, 2003

                              ALABAMA POWER COMPANY
            Certification Of Chief Executive Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Charles D. McCrary, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Alabama Power
     Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                              /s/  Charles D. McCrary
                       -------------------------------------
                               Charles D. McCrary
                      President and Chief Executive Officer

                              ALABAMA POWER COMPANY
            Certification Of Chief Financial Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, William B. Hutchins, III, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Alabama Power
     Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                         /s/  William B. Hutchins, III
                 ---------------------------------------------
                            William B. Hutchins, III
         Executive Vice President, Chief Financial Officer and Treasurer

                              GEORGIA POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GEORGIA POWER COMPANY

     By   David M. Ratcliffe
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Allen L. Leverett
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                            Date:  May 13, 2003

                              GEORGIA POWER COMPANY
            Certification Of Chief Executive Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, David M. Ratcliffe, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Georgia Power
     Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                             /s/ David M. Ratcliffe
                               David M. Ratcliffe
                      President and Chief Executive Officer

                              GEORGIA POWER COMPANY
            Certification Of Chief Financial Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Allen L. Leverett, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Georgia Power
     Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                              /s/ Allen L. Leverett
                                Allen L. Leverett
         Executive Vice President, Chief Financial Officer and Treasurer

                               GULF POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GULF POWER COMPANY

     By   Susan N. Story
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Ronnie R. Labrato
          Vice President, Chief Financial Officer and Comptroller
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                            Date:  May 13, 2003
                                      115

                               GULF POWER COMPANY
            Certification Of Chief Executive Officer Per Section 302
                            Of The Sarbanes-Oxley Act

I, Susan N. Story, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Gulf Power Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                               /s/  Susan N. Story
                          -----------------------------
                                 Susan N. Story
                      President and Chief Executive Officer

                               GULF POWER COMPANY
            Certification Of Chief Financial Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Ronnie R. Labrato, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Gulf Power Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                              /s/ Ronnie R. Labrato
                                Ronnie R. Labrato
             Vice President, Chief Financial Officer and Comptroller

                            MISSISSIPPI POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          MISSISSIPPI POWER COMPANY

     By   Michael D. Garrett
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern
          Vice President, Chief Financial Officer and Treasurer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                        Date:  May 13, 2003
                                      118

                            MISSISSIPPI POWER COMPANY
            Certification Of Chief Executive Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Michael D. Garrett, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Mississippi Power Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                             /s/ Michael D. Garrett
                               Michael D. Garrett
                      President and Chief Executive Officer

                            MISSISSIPPI POWER COMPANY
            Certification Of Chief Financial Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Michael W. Southern, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Mississippi Power Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                             /s/ Michael W. Southern
                               Michael W. Southern
              Vice President, Chief Financial Officer and Treasurer

                       SAVANNAH ELECTRIC AND POWER COMPANY

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   A. R. James
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Chief Financial Officer and Treasurer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                           Date:  May 13, 2003

                       SAVANNAH ELECTRIC AND POWER COMPANY
            Certification Of Chief Executive Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, A. R. James, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Savannah Electric and Power Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                                 /s/ A. R. James
                                   A. R. James
                      President and Chief Executive Officer

                       SAVANNAH ELECTRIC AND POWER COMPANY
            Certification Of Chief Financial Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Kirby R. Willis, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Savannah Electric and Power Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                               /s/ Kirby R. Willis
                                 Kirby R. Willis
              Vice President, Chief Financial Officer and Treasurer

                             SOUTHERN POWER COMPANY

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          SOUTHERN POWER COMPANY

     By   William P. Bowers
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Cliff S. Thrasher
          Senior Vice President, Comptroller and Chief Financial Officer (Principal Financial and Accounting Officer)

                                                          Date:   May 13, 2003

                             SOUTHERN POWER COMPANY
            Certification Of Chief Executive Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, William P. Bowers, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Southern Power
     Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                             /s/ William Paul Bowers
                                William P. Bowers
                      President and Chief Executive Officer

                             SOUTHERN POWER COMPANY
            Certification Of Chief Financial Officer Per Section 302
                           Of The Sarbanes-Oxley Act

I, Cliff S. Thrasher, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Southern Power
     Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a)  all significant deficiencies in the design or
         operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                              /s/ Cliff S. Thrasher
                                Cliff S. Thrasher
         Senior Vice President, Comptroller and Chief Financial Officer