Form 10-Q
period 2003-06-30
ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO; GULF POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2003-08-13
CIK 3153, 41091, 66904, 86940, 44545, 92122, 1160661

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------
                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 2003
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

Commission       Registrant, State of Incorporation,       I.R.S. Employer
File Number      Address and Telephone Number              Identification No.
-------------    -------------------------------------     ------------------


1-3526          The Southern Company                        58-0690070
                (A Delaware Corporation)
                270 Peachtree Street, N.W.
                Atlanta, Georgia 30303
                (404) 506-5000

1-3164          Alabama Power Company                       63-0004250
                (An Alabama Corporation)
                600 North 18th Street
                Birmingham, Alabama 35291
                (205) 257-1000

1-6468          Georgia Power Company                       58-0257110
                (A Georgia Corporation)
                241 Ralph McGill Boulevard, N.E.
                Atlanta, Georgia 30308
                (404) 506-6526

0-2429          Gulf Power Company                          59-0276810
                (A Maine Corporation)
                One Energy Place
                Pensacola, Florida 32520
                (850) 444-6111

001-11229       Mississippi Power Company                   64-0205820
                (A Mississippi Corporation)
                2992 West Beach
                Gulfport, Mississippi 39501
                (228) 864-1211

1-5072          Savannah Electric and Power Company         58-0418070
                (A Georgia Corporation)
                600 East Bay Street
                Savannah, Georgia 31401
                (912) 644-7171

333-98553       Southern Power Company                      58-2598670
                (A Delaware Corporation)
                270 Peachtree Street, N.W.
                Atlanta, Georgia 30303
                (404) 506-5000
=============== =========================================== ==================

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


                                     Description of           Shares Outstanding
Registrant                           Common Stock             at July 31, 2003
----------                           ---------------          -----------------

The Southern Company                 Par Value $5 Per Share        728,512,169
Alabama Power Company                Par Value $40 Per Share         6,625,000
Georgia Power Company                No Par Value                    7,761,500
Gulf Power Company                   No Par Value                      992,717
Mississippi Power Company            Without Par Value               1,121,000
Savannah Electric and Power Company  Par Value $5 Per Share         10,844,635
Southern Power Company               Par Value $0.01 Per Share           1,000

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



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 June 30, 2003
                                                                                                                               Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            5
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            8
                Condensed Consolidated Statements of Cash Flows....................................................            9
                Condensed Consolidated Balance Sheets..............................................................           10
                Condensed Consolidated Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           12
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           13
             Alabama Power Company
                Condensed Statements of Income.....................................................................           24
                Condensed Statements of Cash Flows.................................................................           25
                Condensed Balance Sheets...........................................................................           26
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           28
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           29
             Georgia Power Company
                Condensed Statements of Income.....................................................................           38
                Condensed Statements of Cash Flows.................................................................           39
                Condensed Balance Sheets...........................................................................           40
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           42
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           43
             Gulf Power Company
                Condensed Statements of Income.....................................................................           52
                Condensed Statements of Cash Flows.................................................................           53
                Condensed Balance Sheets...........................................................................           54
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           56
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           57
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           65
                Condensed Statements of Cash Flows.................................................................           66
                Condensed Balance Sheets...........................................................................           67
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           69
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           77
                Condensed Statements of Cash Flows.................................................................           78
                Condensed Balance Sheets...........................................................................           79
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           81
             Southern Power Company
                Condensed Statements of Income.....................................................................           88
                Condensed Statements of Cash Flows.................................................................           89
                Condensed Balance Sheets...........................................................................           90
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           92
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           93
             Notes to the Condensed Financial Statements...........................................................          101
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           22
Item 4.      Controls and Procedures...............................................................................           22



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 June 30, 2003
                                                                                                                            Page
                                                                                                                           Number
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................          116
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................          116
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................          119
         Signatures ...............................................................................................          124




                                   DEFINITIONS
TERM                                             MEANING
Alabama Power...............................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
Dynegy......................................     Dynegy, Inc.
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of Southern Company,
                                                 Alabama Power, Georgia Power, Gulf Power, Mississippi Power,
                                                 Savannah Electric and Southern Power for the year ended
                                                 December 31, 2002
Georgia Power...............................     Georgia Power Company
Gulf Power..................................     Gulf Power Company
IRS.........................................     Internal Revenue Service
LIBOR.......................................     London Interbank Offered Rate
Mirant......................................     Mirant Corporation
Mississippi Power...........................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and
                                                 Mobile Energy Services Holdings, Inc.
Moody's.....................................     Moody's Investors Service, Inc.
NRC.........................................     Nuclear Regulatory Commission
operating companies.........................     Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric
PEP.........................................     Performance Evaluation Plan
PPA.........................................     Purchase Power Agreement
PSC.........................................     Public Service Commission
PUHCA.......................................     Public Utility Holding Company Act of 1935, as amended
RTO.........................................     Regional Transmission Organization
S&P.........................................     Standard and Poor's, a division of The McGraw-Hill Companies
Savannah Electric...........................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SeTrans.....................................     A proposed regional transmission organization consisting
                                                 of public and private companies, including Southern Company, located in eight southeastern states
Southern Company............................     The Southern Company
Southern Company GAS........................     Southern Company Gas LLC
Southern Company system.....................     Southern Company, the operating companies, Southern Power and other subsidiaries
Southern LINC...............................     Southern Communications Services, Inc.
Southern Power..............................     Southern Power Company
Super Southeast.............................     Southern Company's traditional service territory, Alabama, Florida, Georgia and
                                                 Mississippi plus the surrounding states of Kentucky, Louisiana, North Carolina,
                                                 South Carolina, Tennessee and Virginia
TVA.........................................     Tennessee Valley Authority


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking and historical information. Forward-looking information includes, among other things, statements concerning capital requirements, expected capacity payments, the Atlanta one-hour ozone nonattainment classification and Southern Power's commercial paper balances and scheduled completion of new generating facilities. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil actions against certain Southern Company subsidiaries; the effects, extent and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates and customer demand; state and federal rate regulations; political, legal and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries; the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due; the effects of, and changes in, economic conditions in the areas in which Southern Company's subsidiaries operate, including the current soft economy; the direct or indirect effects on Southern Company's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of Southern Company's new product and service offerings; the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time with the SEC.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES


                                                   THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                         For the Three Months             For the Six Months
                                                                           Ended June 30,                  Ended June 30,
                                                                        ---------------------            ---------------------
                                                                        2003             2002            2003            2002
                                                                       ------           ------          ------          ------
                                                                           (in thousands)                    (in thousands)
Operating Revenues:
Retail sales                                                            $2,175,706      $2,185,048   $4,149,550    $4,028,767
Sales for resale                                                           338,071         293,475      677,232       526,154
Other electric revenues                                                    227,921          84,447      319,798       149,258
Other revenues                                                             117,525          67,802      265,545       140,181
                                                                        ----------      ----------   ----------    ----------
Total operating revenues                                                 2,859,223       2,630,772    5,412,125     4,844,360
                                                                        ----------      ----------   ----------    ----------
Operating Expenses:
Fuel                                                                       732,245         686,544    1,442,572     1,260,737
Purchased power                                                            135,575         123,644      272,677       191,261
Other operations                                                           570,193         522,704    1,064,059       967,956
Maintenance                                                                238,954         247,019      468,664       475,809
Depreciation and amortization                                              258,297         254,271      503,285       499,906
Taxes other than income taxes                                              142,737         137,877      291,563       277,724
                                                                        ----------      ----------   ----------    ----------
Total operating expenses                                                 2,078,001       1,972,059    4,042,820     3,673,393
                                                                        ----------      ----------   ----------    ----------
Operating Income                                                           781,222         658,713    1,369,305     1,170,967
Other Income and (Expense):
Allowance for equity funds used during construction                          4,173           3,505       12,024        10,592
Interest income                                                             20,589           4,141       25,087         8,944
Equity in losses of unconsolidated subsidiaries                            (26,276)        (25,751)     (53,443)      (41,655)
Leveraged lease income                                                      15,698          14,753       33,413        29,454
Interest expense, net of amounts capitalized                              (134,188)       (123,219)    (257,949)     (243,772)
Distributions on capital and preferred securities of subsidiaries          (39,951)        (43,649)     (79,537)      (86,176)
Preferred dividends of subsidiaries                                         (5,472)         (4,396)     (10,222)       (8,777)
Other income (expense), net                                                  1,855           2,176       (2,428)      (17,880)
                                                                        ----------      ----------   ----------    ----------
Total other income and (expense)                                          (163,572)       (172,440)    (333,055)     (349,270)
                                                                        ----------      ----------   ----------    ----------
Earnings Before Income Taxes                                               617,650         486,273    1,036,250       821,697
Income taxes                                                               185,763         154,881      306,931       266,019
                                                                        ----------      ----------   ----------    ----------
Earnings Before Cumulative Effect of Accounting Change                     431,887         331,392      729,319       555,678
Cumulative effect of accounting change --
   less income taxes of $231                                                     -               -          367             -
                                                                        ----------      ----------   ----------    ----------
Consolidated Net Income                                                 $  431,887      $  331,392   $  729,686    $  555,678
                                                                        ==========      ==========   ==========    ==========
Common Stock Data:
  Consolidated basic earnings per share                                      $0.60           $0.47        $1.01         $0.79
  Consolidated diluted earnings per share                                    $0.59           $0.46        $1.00         $0.78
Average number of basic shares of common
  stock outstanding (in thousands)                                         724,627         706,181      721,785       703,596
Average number of diluted shares of common
  stock outstanding (in thousands)                                         730,286         712,165      727,139       709,137
Cash dividends paid per share of common stock                               $0.343          $0.335       $0.685        $0.670




 The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.



                                                   THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                             2003              2002
                                                                                            ------             -----
                                                                                            (in thousands)
Operating Activities:
Consolidated net income                                                                   $729,686           $555,678
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
        Depreciation and amortization                                                      585,381            551,663
        Deferred income taxes and investment tax credits                                   199,776             22,729
        Equity in losses of unconsolidated subsidiaries                                     53,443             41,655
        Leveraged lease income                                                             (33,413)           (29,454)
        Pension, postretirement, and other employee benefits                               (13,540)           (29,632)
        Other, net                                                                          21,791             15,952
        Changes in certain current assets and liabilities --
              Receivables, net                                                             (30,305)           (38,478)
              Fossil fuel stock                                                            (28,952)            20,027
              Materials and supplies                                                       (13,401)            12,806
              Other current assets                                                        (117,251)           (70,190)
              Accounts payable                                                            (251,300)           (78,416)
              Taxes accrued                                                                160,320             92,725
              Other current liabilities                                                   (110,334)           (25,671)
                                                                                        ----------         ----------
Net cash provided from operating activities                                              1,151,901          1,041,394
                                                                                        ----------         ----------
Investing Activities:
Gross property additions                                                                (1,071,142)        (1,409,984)
Cost of removal net of salvage                                                             (35,941)           (56,779)
Change in construction payables                                                            (66,025)           (65,109)
Other                                                                                      (21,309)           (49,871)
                                                                                        ----------         ----------
Net cash used for investing activities                                                  (1,194,417)        (1,581,743)
                                                                                        ----------         ----------
Financing Activities:
Increase (decrease) in notes payable, net                                                  477,254           (247,899)
Proceeds --
   Senior notes                                                                          1,970,000          1,473,992
   Other long-term debt                                                                     75,495              3,299
   Capital and preferred securities                                                              -            475,000
   Preferred stock                                                                         125,000                  -
   Common stock                                                                            291,076            247,830
Redemptions --
   First mortgage bonds                                                                    (33,350)            (7,444)
   Long-term senior notes                                                               (1,617,465)          (381,030)
   Other long-term debt                                                                   (526,605)          (160,662)
   Capital and preferred securities                                                       (240,000)           (35,000)
Payment of common stock dividends                                                         (493,069)          (470,426)
Other                                                                                      (48,213)           (36,618)
                                                                                        ----------         ----------
Net cash provided from (used for) financing activities                                     (19,877)           861,042
                                                                                        -----------        ----------
Net Change in Cash and Cash Equivalents                                                    (62,393)           320,693
Cash and Cash Equivalents at Beginning of Period                                           273,032            354,015
                                                                                        ----------         ----------
Cash and Cash Equivalents at End of Period                                              $  210,639         $  674,708
                                                                                        ==========         ==========

Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of $31,176 and $28,108 capitalized for 2003 and 2002, respectively)      $247,444           $213,496
   Income taxes (net of refunds)                                                           ($1,680)          $241,385



  The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

                                                         9



                                                   THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         At June 30,           At December 31,
Assets                                                                                      2003                    2002
------                                                                                  -------------          ---------------
                                                                                                     (in thousands)
Current Assets:
Cash and cash equivalents                                                               $   210,639            $   273,032
Receivables
    Customer accounts receivable                                                            745,372                709,878
    Unbilled revenues                                                                       294,924                277,105
    Under recovered regulatory clause revenues                                              167,717                174,362
    Other accounts and notes receivable                                                     365,861                370,021
    Accumulated provision for uncollectible accounts                                        (35,941)               (25,546)
Fossil fuel stock, at average cost                                                          327,906                298,955
Materials and supplies, at average cost                                                     552,860                539,459
Other                                                                                       328,957                299,743
                                                                                        -----------            -----------
Total current assets                                                                      2,958,295              2,917,009
                                                                                        -----------            -----------
Property, Plant, and Equipment:
In service                                                                               39,617,006             37,485,853
Less accumulated depreciation                                                            15,254,464             15,448,850
                                                                                        -----------            -----------
                                                                                         24,362,542             22,037,003
Nuclear fuel, at amortized cost                                                             196,637                222,676
Construction work in progress                                                             1,403,638              2,382,287
                                                                                        -----------            -----------
Total property, plant, and equipment                                                     25,962,817             24,641,966
                                                                                        -----------            -----------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                               725,987                639,167
Leveraged leases                                                                            806,908                790,767
Other                                                                                       225,199                243,353
                                                                                        -----------            -----------
Total other property and investments                                                      1,758,094              1,673,287
                                                                                        -----------            -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                    889,272                897,777
Prepaid pension costs                                                                       841,318                786,115
Unamortized debt issuance expense                                                           127,705                121,008
Unamortized premium on reacquired debt                                                      329,189                313,057
Other                                                                                       426,604                398,581
                                                                                        -----------            -----------
Total deferred charges and other assets                                                   2,614,088              2,516,538
                                                                                        -----------            -----------
Total Assets                                                                            $33,293,294            $31,748,800
                                                                                        ===========            ===========

      The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.






                                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                 At June 30,       At December 31,
Liabilities and Stockholders' Equity                                                                2003                2002
------------------------------------                                                            ------------       ----------------
                                                                                                         (in thousands)
Current Liabilities:
Securities due within one year                                                                  $    698,846            $ 1,679,489
Notes payable                                                                                      1,443,369                972,459
Accounts payable                                                                                     657,820                985,660
Customer deposits                                                                                    177,036                168,952
Taxes accrued --
   Income taxes                                                                                      202,149                 62,571
   Other                                                                                             207,230                218,967
Interest accrued                                                                                     174,085                158,196
Vacation pay accrued                                                                                 128,463                130,015
Other                                                                                                456,410                592,531
                                                                                                ------------            -----------
Total current liabilities                                                                          4,145,408              4,968,840
                                                                                                ------------            -----------
Long-term debt                                                                                     9,525,874              8,692,962
                                                                                                ------------            -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                                  4,398,899              4,214,471
Deferred credits related to income taxes                                                             431,602                449,816
Accumulated deferred investment tax credits                                                          593,072                606,779
Employee benefits provisions                                                                         645,229                614,239
Asset retirement obligations                                                                         839,643                      -
Other                                                                                                892,831                813,464
                                                                                                ------------            -----------
Total deferred credits and other liabilities                                                       7,801,276              6,698,769
                                                                                                ------------            -----------
Company or subsidiary obligated mandatorily redeemable
 capital and preferred securities                                                                  2,180,000              2,380,000
                                                                                                ------------            -----------
Cumulative preferred stock of subsidiaries                                                           423,126                298,126
                                                                                                ------------            -----------
Common Stockholders' Equity:
Common stock, par value $5 per share --
   Authorized -- 1 billion shares
   Issued   -- June 30, 2003: 727,821,192 shares;
            -- December 31, 2002:  716,548,526 shares                                              3,639,106              3,582,743
Paid-in capital                                                                                      572,734                337,670
Treasury, at cost -- June 30, 2003: 160,935 shares;
                  -- December 31, 2002:  147,021 shares                                              (3,409)                (2,815)
Retained earnings                                                                                  5,110,814              4,874,375
Accumulated other comprehensive loss                                                                (101,635)               (81,870)
                                                                                                ------------            -----------
Total common stockholders' equity                                                                  9,217,610              8,710,103
                                                                                                ------------            -----------
Total Liabilities and Stockholders' Equity                                                      $ 33,293,294            $31,748,800
                                                                                                ============            ===========




  The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.


                                                        11



                                                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                        For the Three Months             For the Six Months
                                                                          Ended June 30,                   Ended June 30,
                                                                  --------------------------         --------------------------
                                                                   2003                 2002            2003             2002
                                                                  --------            -------        --------------------------
                                                                           (in thousands)                      (in thousands)
Consolidated Net Income                                       $    431,887      $  331,392          $ 729,686       $ 555,678
Other comprehensive loss:
   Changes in fair value of marketable securities                      (16)            431                 96             291
   Changes in fair value of qualifying hedges, net of tax
    of $(9,458), $(22,990),  ($14,962), $(18,945),
    respectively                                                   (12,351)        (35,941)           (20,692)        (29,692)
   Less: Reclassification adjustment for amounts
    included in net income, net of tax of $29, $24, $195,
    $24, respectively                                                  574              38                831              38
                                                              ------------      ----------          ---------       ---------
        Total other comprehensive loss                        $    (11,793)     $  (35,472)         $ (19,765)      $ (29,363)
                                                              ------------      ----------         ----------       ---------
CONSOLIDATED COMPREHENSIVE INCOME                             $    420,094      $  295,920          $ 709,921       $ 526,315
                                                              ============      ==========          =========       =========





                                                THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)


                                                                                        At June 30,            At December 31,
                                                                                             2003                    2002
                                                                                        ------------           ---------------
                                                                                                   (in thousands)

Balance at beginning of period                                                         $  (81,870)              $   7,148
Change in current period                                                                  (19,765)                (89,018)
                                                                                       ----------               ---------
BALANCE AT END OF PERIOD                                                               $ (101,635)              $ (81,870)
                                                                                       ----------               ---------

  The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.



                                                        12

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  SECOND QUARTER 2003 vs. SECOND QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


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

Earnings

Southern Company's second quarter and year-to-date 2003 earnings were $432 million ($0.60 per share) and $730 million ($1.01 per share), respectively, compared with $331 million ($0.47 per share) and $556 million ($0.79 per share) in the second quarter and year-to-date 2002. The second quarter and year-to-date 2003 earnings include a one-time after-tax gain of $88 million associated with the termination in May 2003 of all PPAs between Southern Company subsidiaries, Mississippi Power and Southern Power, and subsidiaries of Dynegy. Reference is made to Note (M) to the Condensed Financial Statements herein for additional information. Earnings in the second quarter 2003 increased despite mild weather. As a result of the mild weather, second quarter demand for electricity in the retail service territory declined; however, the availability of low-cost generation for the wholesale market resulted in increased sales to other utilities and strong performance by Southern Company's competitive generation business. Year-to-date 2003 earnings were also positively impacted by increased demand for electricity in the first quarter 2003 and the overall impact of regulatory rate proceedings in Alabama and Florida.


     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     ------------------------------- -------------------------------
                                                             Second Quarter                   Year-To-Date
                                                     ------------------------------- -------------------------------
                                                      (in thousands)        %          (in thousands)          %
Retail sales.....................................      $   (9,342)        (0.4)        $  120,783            3.0
Sales for resale.................................          44,596         15.2            151,078           28.7
Other electric revenues..........................         143,474        169.9            170,540          114.3
Other revenues...................................          49,723         73.3            125,364           89.4
Fuel expense.....................................          45,701          6.7            181,835           14.4
Purchased power expense..........................          11,931          9.6             81,416           42.6
Other operations expense.........................          47,489          9.1             96,103            9.9
Equity in losses of unconsolidated
   subsidiaries..................................             525          2.0             11,788           28.3
Interest income..................................          16,448          N/M             16,143          180.5
Interest expense, net of amounts
   capitalized...................................          10,969          8.9             14,177            5.8

N/M  Not meaningful

                                       13

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased by $17.5 million, or 1.1%, in the second quarter 2003 and increased by $40 million, or 1.4%, year-to-date 2003 when compared to the same periods in 2002. Kilowatt-hour energy sales to residential, commercial and industrial customers were down 4.1%, 1.3% and 1.1%, respectively, for the second quarter 2003 primarily due to milder-than-normal temperatures and the sluggish economy in the service territory. Year-to-date 2003 earnings increased due to colder weather in the first quarter 2003 and customer growth when compared to the corresponding periods in the prior year.

     Sales for resale. The second quarter and year-to-date 2003 increases are primarily attributed to increases of 27% and 33.3%, respectively, in wholesale capacity and energy sales to these customers due to commercial operation of new plants placed into service in June 2002 and June 2003 when compared to the same periods in 2002. In addition, milder-than-normal weather in the retail service territory resulted in additional available capacity for the wholesale markets. Increased demand for energy as well as higher sales prices also contributed to the increases in both of these reporting periods in 2003.

     Other electric revenues. Other electric revenues were higher in the second quarter and year-to-date 2003 when compared to the same periods in 2002 primarily due to $144 million in revenues recorded upon the termination of Dynegy's PPAs. See Note (M) to the Condensed Financial Statements herein for further information.

     Other revenues. The second quarter and year-to-date 2003 increases in other revenues are primarily attributed to revenues from Southern Company GAS, which began operations in August 2002, as well as increases in revenues from Southern LINC and from a subsidiary that provides services related to alternative fuel products, when compared to the same periods in 2002.

     Fuel expense. In the second quarter and year-to-date 2003, fuel expense increased as a result of an increase in the average cost of fuel; commercial operation of Southern Power's new units in June 2002 and June 2003 and fuel expenses associated with Southern Company GAS. Increases in fuel expense at the operating companies are generally offset by fuel revenues and do not affect net income.

     Purchased power expense. This expense increased in the second quarter and year-to-date 2003 mainly due to the availability of power at prices lower than the cost of self-generation and the Southern Company system power pool when compared to the same periods in 2002. Increases in purchased power expenses at the operating companies are generally offset by fuel revenues and do not affect net income.

     Other operations expense. The increases in other operation expense for the second quarter and year-to-date 2003 are primarily attributed to higher administrative and general expenses related to commercial operation of Southern Power's new units in June 2002 and June 2003; costs incurred in conjunction with restructuring Mississippi Power's lease agreement for the combined cycle generating units at Plant Daniel; property insurance and employee benefits and operations at Southern Company GAS. Southern Company GAS began operations in August 2002. Reference is made to Note (R) to the Condensed Financial Statements herein for additional information on Mississippi Power's restructured lease agreement.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Equity in losses of unconsolidated subsidiaries. Losses from unconsolidated subsidiaries remained stable in the second quarter 2003 but increased year-to-date 2003 when compared to the corresponding period in the prior year due to higher operating losses from Southern Company's investments in entities that produce synthetic fuel. These losses are offset by income tax credits generated by such entities. See Note (D) to the Condensed Financial Statements herein for further information on Southern Company's investments in these entities and IRS reviews of the related tax credits.

     Interest income. The second quarter and year-to-date 2003 increases when compared to the same periods in 2002 are primarily a result of a favorable tax settlement related to IRS audits for the years 1988 through 1999, excluding 1993 through 1995.

     Interest expense, net of amounts capitalized. The increases in this expense in the second quarter and year-to-date 2003 are mainly attributed to issuances, net of redemptions, of $353 million in senior notes by the operating companies since the corresponding periods in 2002.

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

     Reference is made to Note 11 to the financial statements of Southern Company in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" in Item 7 of the Form 10-K and to Note (B) to the Condensed Financial Statements herein for information relating to Mirant. On July 14, 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Federal Bankruptcy Code. Southern Company has various contingent liabilities associated with Mirant, including guarantees, litigation and joint and several liabilities in connection with the consolidated federal income tax return, as well as related indemnifications under the separation agreement. The ultimate outcome of such contingent liabilities cannot now be determined. Furthermore, the impact of Mirant's bankruptcy filing on its related indemnity obligations, if any, cannot now be determined.

     On April 30, 2003, Mirant filed its Annual Report on Form 10-K for the year ended December 31, 2002, which included its restated financial statements for the years ended December 31, 2001 and 2000. The effect of these restatements on Southern Company's financial statements, if any, cannot be determined until Mirant's 2001 revised quarterly financial statements are filed. The impact of the bankruptcy filing on the timing of filing 2001 revised quarterly financial statements, if any, cannot now be determined. However, Southern Company's management does not currently anticipate that a reaudit of Southern Company's 2000 or 2001 financial statements will be necessary.

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

     Reference is made to Note (D) to the Condensed Financial Statements herein for information regarding Southern Company's investments in two entities that produce synthetic fuel and receive tax credits pursuant to Section 29 of the Internal Revenue Code. On June 30, 2003 the IRS issued an announcement that suspended the issuance of new private letter rulings upon its initiation of additional reviews of the significant chemical change requirement for such tax credits. The IRS has notified both of the entities in which Southern Company holds investments of related reviews. From the date of Southern Company's investments in these entities through June 30, 2003, Southern Company has recognized approximately $219 million of these synthetic fuel tax credits through income. The ultimate outcome of the IRS reviews cannot be determined at this time.

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K. Reference is made to Note (E) to the Condensed Financial Statements herein for information regarding a recent ruling by the U.S. Court of Appeals for the Eleventh Circuit.

     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" in Item 7 of the Form 10-K. The Atlanta area is currently classified as a "serious" nonattainment area for the one-hour ozone standard under Title I of the Clean Air Act. All "serious" areas were required to attain the one-hour ozone standard by November 1999. The EPA provided an extension of the area's compliance deadline to 2004, but on June 16, 2003, the Eleventh Circuit Court of Appeals held the EPA's extension policy to be invalid and remanded the matter back to the EPA. In response, the EPA is expected to re-classify Atlanta as a "severe" nonattainment area with respect to the one-hour standard. If the Atlanta area fails to comply with the one-hour standard by November 2005, all major sources of nitrogen oxides and volatile organic compounds located in the nonattainment area, including Georgia Power's Plants McDonough and Yates, could be subject to payment of emissions fees currently estimated at $7,800-$8,000 per ton, of nitrogen oxides emitted above 80% of the baseline period. Based on average emissions at these units over the past three years, such fees could potentially reach $23 million annually. However, Georgia Power does not anticipate exceeding 80% of the baseline and, therefore, does not anticipate incurring any such fees. The final outcome of this matter will depend on the development and implementation of applicable regulations.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Southern Company in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the other FERC proposals on Southern Company and its subsidiaries

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


will depend on the form in which final rules may be ultimately adopted; however, Southern Company's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Note (M) to the Condensed Financial Statements herein for information regarding a one-time gain of $88 million upon the amendment and termination of PPAs between Dynegy and Mississippi Power and Southern Power. In accordance with the amended PPA, Mississippi Power will recognize capacity revenues totaling approximately $8.8 million for the period from June through October 2003. Under the original terms of the PPAs, Mississippi Power and Southern Power would have recognized revenue of approximately $1.8 million and $5.9 million, respectively, for the remaining period of 2003 following the terminations. Additionally, Mississippi Power and Southern Power are evaluating options for their existing capacity. Southern Power has suspended construction of Plant Franklin Unit 3. The final outcome of these matters cannot now be determined.

     Reference is made to Notes (A) through (I), (L) through (N) and (R) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Southern Company's significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. Southern Company's critical accounting policy involves rate regulation. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Southern Company accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003 for calendar year companies. In accordance with Statement No. 150, Southern Company and the operating companies reclassified $2.2 billion of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have a material effect on Southern Company's Statements of Income and Cash Flows.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. On July 1, 2003, Southern Company adopted Interpretation No. 46 with no financial statement impact following completion of restructuring Mississippi Power's lease arrangement for the combined cycle generating units at Plant Daniel. See Financial Condition - "Off-Balance Sheet Financing Arrangements" below and Note (R) to the Condensed Financial Statements herein for further information on the lease restructuring.


FINANCIAL CONDITION

Overview

Major changes in Southern Company's financial condition during the first six months of 2003 included $1.1 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily obtained from operating activities, issuances of senior notes and other long-term debt. See Southern Company's Condensed Consolidated Statements of Cash Flows herein for further details.

Off-Balance Sheet Financing Arrangements

In May 2001, Mississippi Power began the initial 10-year term of an operating lease agreement with Escatawpa Funding, Limited Partnership ("Escatawpa"), a special purpose entity, to use a combined-cycle generating facility located at Mississippi Power's Plant Daniel. The facility cost approximately $370 million. Reference is made to Note 9 to the financial statements of Southern Company in
Item 8 of the Form 10-K for additional information. In June 2003, Escatawpa sold its ownership interests in the facility to Juniper Capital L.P. ("Juniper"). Simultaneously, Juniper entered into a restructured lease agreement with Mississippi Power. The terms of the lease with Juniper are substantially the same as the lease with Escatawpa. In accordance with Interpretation No. 46, Mississippi Power is not required to consolidate the leased assets and related liabilities. Furthermore, the restructured lease agreement is an operating lease under FASB Statement No. 13, "Accounting for Leases." Reference is made to Note
(R) to the Condensed Financial Statements herein for additional information.

Credit Rating Risk

Southern Company and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. At June 30, 2003, the maximum potential collateral requirements under the electricity purchase and sale contracts and financial instrument agreements were approximately $382 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At June 30, 2003, there were no material collateral requirements for the gas purchase contracts.

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

     Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the operating companies and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Also, the operating companies have each implemented fuel-hedging programs at the instruction of their respective PSCs. The fair value of derivative energy contracts at June 30, 2003 was as follows:

                                            Second Quarter
                                                 2003             Year-to-Date
                                               Changes               Changes
    ---------------------------------- ----------------------------------------
                                                         Fair Value
    ---------------------------------- ----------------------------------------
                                                       (in thousands)
    Contracts beginning of period            $47,228                   $47,335
    Contracts realized or settled            (23,235)                  (37,955)
    New contracts at inception                     -                         -
    Changes in valuation techniques                -                         -
    Current period changes                     2,690                    17,303
     ---------------------------------- ------------------------ ---------------
    Contracts at June 30, 2003               $26,683                   $26,683
    ================================== ======================== ===============

                                                   Source of June 30, 2003
                                                       Valuation Prices
      -------------------------------- ------------ ---------------------------
                                          Total              Maturity
                                                   ----------------------------
                                      Fair Value      Year 1      1-3 Years
        -------------------------------- --------------------------------------
                                                        (in thousands)
     Actively quoted                    $26,683       $32,620       $(5,937)
     External sources                         -             -              -
     Models and other methods                 -             -              -
     -------------------------------- ------------ -------------- -------------
     Contracts at June 30, 2003         $26,683       $32,620       $(5,937)
     ================================ ============ ============== =============

     Unrealized gains and losses from mark to market adjustments on contracts related to the PSC-approved fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the operating companies' fuel cost recovery clauses. In addition, unrealized gains and losses on electric and gas contracts used to hedge anticipated purchases and sales are deferred in Other Comprehensive Income. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At June 30, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                      Amounts
     --------------------------------------- -------------------------
                                                (in thousands)
     Regulatory liabilities, net                     $24,110
     Other comprehensive income                          862
     Net income                                        1,711
     --------------------------------------- -------------------------
     Total fair value                                $26,683
     ======================================= =========================

     For the three months and six months ended June 30, 2003, approximately $1 million and $0.5 million, respectively, of gains were recognized in income, compared to $3.7 million and $(6.1) million, respectively, of gains (losses) recognized in income during the three months and six months ended June 30, 2002.

     Southern Company is exposed to market price risk in the event of nonperformance by the parties to the derivative energy contracts. Southern Company's policy is to enter into agreements with counterparties that have investment grade credit ratings by Moody's and S&P or that provide adequate collateral; therefore, Southern Company does not anticipate nonperformance by the counterparties. For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of Southern Company in the Form 10-K, Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (L) to the Condensed Financial Statements herein.

Financing Activities

During the first half of 2003, Southern Company subsidiaries issued $1,970 million of senior notes, $125 million of preferred stock and $75 million of other long-term debt. The issuances were used to refund long-term senior notes and other long-term debt. The remainder was used to reduce short-term debt and fund ongoing construction programs. Reference is made to Southern Company's Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first half of 2003.

     In July 2003, Gulf Power issued $60 million of Series G 4.35% Senior Notes due July 15, 2013 and $60 million of Series H 5.25% Senior Notes due July 15, 2033. The proceeds of the Series G Senior Notes were used to pay at maturity the $60 million outstanding principal amount of Series C 4.69% Senior Notes due August 1, 2003. The proceeds of the Series H Senior Notes will be used to redeem in August 2003 the $46.7 million outstanding principal amount of the Series A 6.70% Senior Insured Quarterly Notes due June 30, 2038. The remainder will be used to repay a portion of Gulf Power's short-term indebtedness.

     In July 2003, Southern Power issued $575 million of 4.875% Senior Notes, Series C due July 15, 2015. The proceeds from the sale were used to repay a substantial portion of existing short-term indebtedness; to settle interest rate hedges associated with this financing; and for general corporate purposes.

     In July 2003, Alabama Power entered into swaps to hedge interest payments associated with an anticipated debt issuance planned in December 2003. The swaps are for a notional amount of $250 million at a fixed interest rate of 2.35% and mature in December 2006.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2003, Georgia Power entered swaps to hedge interest payments associated with variable rate pollution control bonds. The swaps are for a notional amount of $873.3 million at an average fixed interest rate of 1.388% and mature in December 2004. Also in July 2003, Georgia Power entered a swap to hedge interest payments associated with a variable rate note with a coupon of LIBOR plus 10 basis points. The swap is for a notional amount of $50 million at a fixed interest rate of 1.5625% and matures in January 2005. Further in July 2003, Georgia Power entered a U.S. Treasury lock to hedge interest payments associated with a 10-year debt issuance planned in August 2003. The swap is for a notional amount of $100 million at a fixed interest rate of 4.465%.

     In July 2003, Savannah Electric entered a swap to hedge interest payments associated with an anticipated debt issuance planned in December 2003. The swap is for a notional amount of $25 million at a fixed interest rate of 5.025% and matures in December 2013.

     The market price of Southern Company's common stock at June 30, 2003 was $31.16 per share and the book value was $12.67 per share, representing a market-to-book ratio of 246%, compared to $28.39, $12.16 and 233%, respectively, at the end of 2002. The dividend for the second quarter 2003 was $0.343 per share compared to $0.335 per share in the second quarter 2002. In July 2003, Southern Company increased the dividend to $0.35 per share for the third quarter 2003.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" of Southern Company in the Form 10-K for a description of the Southern Company system's capital requirements for its construction program, sinking fund requirements, maturing debt and environmental compliance efforts. Approximately $699 million will be required by June 30, 2004 for redemptions and maturities of long-term debt. Also, Southern Company and its subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, the Southern Company system had at June 30, 2003 approximately $211 million of cash and cash equivalents and approximately $3.2 billion of unused credit arrangements with banks, of which $76 million expire in 2003, $2.5 billion expire in 2004 and $665 million expire in 2005 and beyond. Of the facilities maturing in 2003 and 2004, $2.2 billion contain provisions allowing two-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Due to a reduction of commercial paper and variable rate pollution bonds requiring liquidity support, the Southern Company system reduced its credit arrangements from $4.3 billion at March 2003 to $3.2 billion by the end of June 2003. The operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the operating companies. At June 30, 2003, the Southern Company system had extendible commercial notes outstanding of zero, short-term notes payable outstanding of $32 million and commercial paper outstanding of $1.4 billion. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.


PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" herein for each registrant and Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K. Reference is also made to Note (L) to the Condensed Financial Statements herein for information relating to derivative instruments.

Item 4.       Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures.

As of the end of the period covered by this quarterly report, Southern Company, the operating companies and Southern Power conducted separate evaluations under the supervision and with the participation of each company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to each company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.

(b)      Changes in internal controls.

There have been no significant changes in Southern Company's, the operating companies' or Southern Power's internal controls or in other factors that could significantly affect these internal controls subsequent to the date each company carried out its evaluation.

                              ALABAMA POWER COMPANY

                                                        ALABAMA POWER COMPANY
                                                CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                For the Three Months                    For the Six Months
                                                                   Ended June 30,                         Ended June 30,
                                                                2003              2002                  2003            2002
                                                               ------            ------                ------          ------
                                                                   (in thousands)                         (in thousands)
Operating Revenues:
Retail sales                                                    $748,906          $736,174        $1,419,735        $1,368,071
Sales for resale --
  Non-affiliates                                                 130,621           119,540           254,343           214,163
  Affiliates                                                      54,741            42,497           116,728            97,174
Other revenues                                                    30,288            26,132            68,311            47,184
                                                               ---------          --------        ----------         ---------
Total operating revenues                                         964,556           924,343         1,859,117         1,726,592
                                                               ---------          --------        ----------         ---------
Operating Expenses:
Operation --
  Fuel                                                           234,988           233,536           474,732           443,833
  Purchased power --
  Non-affiliates                                                  41,886            20,413            75,156            36,184
  Affiliates                                                      58,416            41,913            99,912            74,643
Other                                                            159,642           141,510           294,185           261,572
Maintenance                                                       81,646            77,701           156,221           154,515
Depreciation and amortization                                    104,505            98,934           204,716           197,209
Taxes other than income taxes                                     56,482            54,103           116,567           111,603
                                                               ---------         ---------        ----------         ---------
Total operating expenses                                         737,565           668,110         1,421,489         1,279,559
                                                               ---------         ---------        ----------         ---------
Operating Income                                                 226,991           256,233           437,628           447,033
Other Income and (Expense):
Allowance for equity funds used during construction                3,062             2,869             7,799             5,876
Interest income                                                    4,270             3,190             7,546             6,352
Interest expense, net of amounts capitalized                     (58,941)          (58,568)         (113,514)         (114,217)
Distributions on preferred securities of subsidiary               (3,939)           (5,995)           (7,380)          (12,014)
Other income (expense), net                                       (4,315)           (4,461)          (10,034)          (16,026)
                                                               ---------         ---------         ---------          --------
Total other income and (expense)                                 (59,863)          (62,965)         (115,583)         (130,029)
                                                               ---------           -------         ---------          --------
Earnings Before Income Taxes                                     167,128           193,268           322,045           317,004
Income taxes                                                      55,758            73,884           114,831           121,424
                                                               ---------        ----------        ----------         ---------
Net Income                                                       111,370           119,384           207,214           195,580
Dividends on Preferred Stock                                       4,747             3,671             8,772             7,327
                                                              ----------        ----------        ----------         ---------
Net Income After Dividends on Preferred Stock                 $  106,623        $  115,713        $  198,442        $  188,253
                                                              ==========        ==========        ==========        ==========


 The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.


                                                        ALABAMA POWER COMPANY
                                               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                        2003           2002
                                                                                       ------        --------
                                                                                           (in thousands)
Operating Activities:
Net income                                                                       $   207,214         $ 195,580
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                   236,633           232,518
     Deferred income taxes and investment tax credits, net                            32,712           (19,574)
     Pension, postretirement, and other employee benefits                            (18,924)          (18,521)
     Other, net                                                                        6,116            29,684
     Changes in certain current assets and liabilities --
        Receivables, net                                                             (24,466)            6,172
        Fossil fuel stock                                                             (7,857)           13,166
        Materials and supplies                                                        (2,899)            4,950
        Other current assets                                                         (50,549)          (61,860)
        Accounts payable                                                             (65,279)          (60,648)
        Taxes accrued                                                                 60,963            57,455
        Other current liabilities                                                    (13,840)           16,920
                                                                                 -----------         ---------
Net cash provided from operating activities                                          359,824           395,842
                                                                                 -----------         ---------
Investing Activities:
Gross property additions                                                            (359,735)         (345,823)
Cost of removal net of salvage                                                       (17,752)          (15,287)
Other                                                                                 16,488            (8,902)
                                                                                 -----------         ---------
Net cash used for investing activities                                              (360,999)         (370,012)
                                                                                 -----------         ---------
Financing Activities:
Increase in notes payable, net                                                        33,940           134,651
Proceeds --
  Senior notes                                                                     1,065,000           350,000
  Preferred stock                                                                    125,000                 -
  Common stock                                                                        25,000                 -
  Capital contributions from parent company                                            8,162             2,396
Redemptions --
  First mortgage bonds                                                                     -            (4,498)
  Senior notes                                                                    (1,000,800)             (840)
  Other long-term debt                                                                  (472)             (434)
Payment of preferred stock dividends                                                  (8,659)           (7,219)
Payment of common stock dividends                                                   (215,100)         (215,500)
Other                                                                                (24,524)            4,959
                                                                                 -----------         ---------
Net cash provided from financing activities                                            7,547           263,515
                                                                                 -----------         ---------
Net Change in Cash and Cash Equivalents                                                6,372           289,345
Cash and Cash Equivalents at Beginning of Period                                      22,685            35,756
                                                                                 -----------         ---------
Cash and Cash Equivalents at End of Period                                       $    29,057         $ 325,101
                                                                                 ===========         =========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of $3,953 and $3,531 capitalized for 2003 and 2002, respectively)    $85,222           $86,015
  Income taxes (net of refunds)                                                      $48,385          $121,615



  The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.




                                                        ALABAMA POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                            At June 30,           At December 31,
Assets                                                                                          2003                   2002
----                                                                                        -------------        -----------------
                                                                                                        (in thousands)
Current Assets:
Cash and cash equivalents                                                                 $     29,057           $     22,685
Receivables --
  Customer accounts receivable                                                                 266,581                240,052
  Unbilled revenues                                                                             95,757                 89,336
  Other accounts and notes receivable                                                           44,107                 47,535
  Affiliated companies                                                                          69,043                 74,099
  Accumulated provision for uncollectible accounts                                              (4,142)                (4,827)
Fossil fuel stock, at average cost                                                              81,600                 73,742
Materials and supplies, at average cost                                                        190,494                187,596
Other                                                                                          131,245                110,035
                                                                                          ------------            -----------
Total current assets                                                                           903,742                840,253
                                                                                          -------------           -----------
Property, Plant, and Equipment:
In service                                                                                  14,057,392             13,506,170
Less accumulated provision for depreciation                                                  5,390,833              5,543,416
                                                                                          ------------            -----------
                                                                                             8,666,559              7,962,754
Nuclear fuel, at amortized cost                                                                 84,130                103,088
Construction work in progress                                                                  335,200                478,652
                                                                                          ------------            -----------
Total property, plant, and equipment                                                         9,085,889              8,544,494
                                                                                          ------------            -----------
Other Property and Investments:
Equity investments in subsidiaries                                                              47,378                 45,553
Nuclear decommissioning trusts, at fair value                                                  338,386                292,297
Other                                                                                           16,717                 16,477
                                                                                          ------------            -----------
Total other property and investments                                                           402,481                354,327
                                                                                          ------------            -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       328,308                327,276
Prepaid pension costs                                                                          415,768                389,793
Unamortized debt issuance expense                                                                7,946                  4,361
Unamortized premium on reacquired debt                                                         115,137                103,819
Department of Energy assessments                                                                17,144                 17,144
Other                                                                                          111,465                104,539
                                                                                         -------------           ------------
Total deferred charges and other assets                                                        995,768                946,932
                                                                                         -------------           ------------
Total Assets                                                                             $  11,387,880           $ 10,686,006
                                                                                         =============           ============









       The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.







                                                        ALABAMA POWER COMPANY
                                               CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                  At June 30,           At December 31,
Liabilities and Stockholder's Equity                                                  2003                   2002
------------------------------------                                             -------------         ----------------
                                                                                             (in thousands)
Current Liabilities:
Securities due within one year                                                    $    507,177          $   1,117,945
Notes payable                                                                           70,931                 36,991
Accounts payable --
  Affiliated                                                                           106,946                109,790
  Other                                                                                 86,921                150,195
Customer deposits                                                                       46,202                 44,410
Taxes accrued --
  Income taxes                                                                          80,948                 80,438
  Other                                                                                 59,698                 20,561
Interest accrued                                                                        49,915                 36,344
Vacation pay accrued                                                                    33,901                 33,901
Other                                                                                   80,729                114,870
                                                                                  ------------          -------------
Total current liabilities                                                            1,123,368              1,745,445
                                                                                  ------------          -------------
Long-term debt                                                                       3,536,617              2,851,562
                                                                                  ------------          -------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                    1,502,600              1,436,559
Deferred credits related to income taxes                                               166,446                177,205
Accumulated deferred investment tax credits                                            221,789                227,270
Employee benefits provisions                                                           148,200                141,149
Deferred capacity revenues                                                              29,165                 33,924
Asset retirement obligations                                                           346,809                      -
Asset retirement obligation regulatory liability                                        96,369                      -
Other                                                                                  150,356                147,640
                                                                                  ------------          -------------
Total deferred credits and other liabilities                                         2,661,734              2,163,747
                                                                                  ------------          -------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                   300,000                300,000
                                                                                  ------------          -------------
Cumulative preferred stock                                                             372,512                247,512
                                                                                  ------------          -------------
Common stockholder's equity:
Common stock, par value $40 per share --
  Authorized  - 15,000,000 shares
  Outstanding - 6,625,000 shares
Par value                                                                              265,000                240,000
Paid-in capital                                                                      1,908,626              1,900,464
Premium on preferred stock                                                                  99                     99
Retained earnings                                                                    1,232,291              1,250,594
Accumulated other comprehensive loss                                                   (12,367)               (13,417)
                                                                                  ------------          -------------
Total common stockholder's equity                                                    3,393,649              3,377,740
                                                                                  ------------          -------------
Total Liabilities and Stockholder's Equity                                        $ 11,387,880          $  10,686,006
                                                                                  ============          =============





 The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.



                                                        ALABAMA POWER COMPANY
                                        CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                         For the Three Months             For the Six Months
                                                                            Ended June 30,                   Ended June 30,
                                                               ----------------------------------    ---------------------------
                                                                     2003                 2002          2003               2002
                                                               ----------------        -----------   --------           --------
                                                                           (in thousands)                    (in thousands)

Net Income After Dividends on Preferred Stock                  $  106,623        $  115,713      $   198,442         $   188,253
Other comprehensive income (loss):
  Changes in fair value of qualifying hedges, net of tax
    of $265, $(312), $221, $(312), respectively                     1,122             (514)            1,050               (514)
                                                               ----------        ----------       ----------          ----------
COMPREHENSIVE INCOME                                           $  107,745        $  115,199      $   199,492        $   187,739
                                                               ==========        ===========      ===========        ===========



                                                        ALABAMA POWER COMPANY
                                 CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)

                                                                                     At June 30,                 At December 31,
                                                                                        2003                           2002
                                                                                    ------------                -----------------
                                                                                                  (in thousands)
Balance at beginning of period                                                      $   (13,417)                  $           -
Change in current period                                                                  1,050                         (13,417)
                                                                                    -----------                   -------------
BALANCE AT END OF PERIOD                                                            $   (12,367)                  $     (13,417)
                                                                                    ============                  =============







    The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.


                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2003 vs. SECOND QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Alabama Power's net income after dividends on preferred stock for the second quarter and year-to-date 2003 was $106.6 million and $198.4 million, respectively, compared to $115.7 million and $188.3 million, respectively, for the corresponding periods of 2002. Earnings decreased $9.1 million, or 7.9%, in the second quarter of 2003 primarily due to higher operating expenses that were partially offset by the favorable settlement of income tax audits. Earnings year-to-date 2003 increased by $10.1 million, or 5.4%, principally due to the effect of increased market based prices in sales for resale - non-affiliates and the favorable effect of the settlement of income tax audits.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     ---------------------------------------------------------------
                                                             Second Quarter                   Year-To-Date
                                                     ------------------------------- -------------------------------
                                                      (in thousands)        %          (in thousands)          %
Retail sales.....................................      $   12,732          1.7         $   51,664            3.8
Sales for resale - non-affiliates................          11,081          9.3             40,180           18.8
Sale for resale - affiliates.....................          12,244         28.8             19,554           20.1
Other revenues...................................           4,156         15.9             21,127           44.8
Fuel expense.....................................           1,452          0.6             30,899            7.0
Purchased power - non-affiliates.................          21,473        105.2             38,972          107.7
Purchased power - affiliates.....................          16,503         39.4             25,269           33.9
Other operation expense..........................          18,132         12.8             32,613           12.5
Depreciation and amortization....................           5,571          5.6              7,507            3.8
Distributions on preferred securities
  of subsidiary..................................          (2,056)       (34.3)            (4,634)         (38.6)
Income taxes.....................................         (18,126)       (24.5)            (6,593)          (5.4)

     Retail sales. Excluding energy cost recovery revenues and revenues from Rate CNP, Certificated New Plant, associated with PPAs certificated by the Alabama PSC which generally do not affect net income, retail sales revenues decreased by $7.6 million, or 1.4%, for the second quarter 2003, but increased $12.9 million, or 1.2%, year-to-date 2003, when compared to the same periods in the prior year. Reference is made to Note (F) to the Condensed Financial Statements herein for additional information. During the second quarter 2003, retail energy sales were impacted by milder-than-normal temperatures and as a result decreased slightly when compared to the corresponding period in 2002. The year-to-date 2003 increase can primarily be attributed to favorable weather conditions and slight sales growth in the first three months of this year, as well as a 2 percent increase in retail base rates that went into effect in April 2002 as a result of Rate RSE, Rate Stabilization and Equalization.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - non-affiliates. During the second quarter 2003, the revenues associated with sales for resale to non-affiliates increased due to an 11.8% increase in market based prices even though overall sales of energy for the quarter decreased 2.4% when compared to the corresponding period in 2002. The year-to-date increase in sales for resale to non-affiliates in 2003 is due to a 7.6% increase in energy sold and a 10.3% increase in price when compared to the corresponding period in 2002. Sales of energy will vary depending on demand, market based prices and the availability of Southern Company system generation.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system, as well as purchases of energy, will vary depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings since the related energy is sold at marginal cost, and energy purchases are generally offset by energy revenues through Alabama Power's energy cost recovery clause.

     Other revenues. During the second quarter 2003, other revenues increased primarily due to a $3.8 million increase in revenues from Alabama PSC-approved fees charged to customers for connection, reconnection and collection when compared to the same period in 2002. The year-to-date 2003 increase is primarily due to an $11.7 million increase in revenues from cogeneration steam facilities due to higher gas prices, a $7.3 million increase in revenues from fees charged to customers for connection, reconnection and collection and a $5.7 million increase in revenues from transmission for others when compared to the same period in 2002. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues do not have a significant impact on earnings.

     Fuel expense. During the second quarter 2003, fuel expense remained flat because generation decreased 8.5% compared to the corresponding period in 2002 while the price of fuel increased 9.9%. However, year-to-date 2003 fuel expense increased when compared to the corresponding period in 2002 mainly due to a 10.3% increase in fuel prices while generation remained relatively flat. Since energy expenses are generally offset by energy revenues, these expenses did not have a significant impact on earnings.

     Purchased power - non-affiliates. In the second quarter and year-to-date 2003, purchased power from non-affiliates increased when compared to the same periods in the prior year. The second quarter and year-to-date 2003 increases are primarily attributed to a 103.9% and 119.1% increase in price, respectively. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause.

     Other operation expense. The increase in other operation expense for the second quarter 2003 is mainly a result of a $10.9 million increase in administrative and general expenses. The increase in administrative and general expenses primarily relates to a $5.5 million increase in property insurance and a $3.4 million increase in employee benefits. The year-to-date 2003 increase in other operation expense when compared to the same period in 2002 is primarily due to a $20.3 million increase in administrative and general expenses, a $3.4 million increase in nuclear expense and a $2.9 million increase in steam expense. The increase in administrative and general expenses mainly relates to a $7.7 million increase in property insurance, a $7.3 million increase in employee benefits and a $2.2 million increase in injuries and damages expense.

     Depreciation and amortization. The increases for the second quarter and year-to-date 2003 are attributed to an increase in utility plant-in-service when compared to the same periods in 2002.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Distributions on preferred securities of subsidiary. Refinancing of higher distribution rate trust preferred securities in the fourth quarter 2002 led to decreases in this item in the second quarter and year-to-date 2003.

     Income taxes. The second quarter and year-to-date 2003 decreases in income tax expenses are primarily attributed to the tax settlement related to tax audits covering the years 1988 through 1999, excluding the years 1993 through 1995, which increased net income by $4.7 million.

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

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K. Reference is made to Note (E) to the Condensed Financial Statements herein for information regarding a recent ruling by the U.S. Court of Appeals for the Eleventh Circuit.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "FERC Matters" of Alabama Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the other FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Alabama Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In June 2003, during a special session of the State of Alabama Legislature, a tax reform package was passed subject to approval by the voters of Alabama on September 9, 2003. If the tax reform package passes, the impact to Alabama Power's overall tax liability should not be significant.

     Reference is also made to Notes (A), (E), (F), (H), (L) and (N) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Alabama Power's significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. Alabama Power's critical accounting policy involves rate regulation. Alabama Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Alabama Power's operations is no longer subject to these provisions, Alabama Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Alabama Power accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003 for calendar year companies. In accordance with Statement No. 150, Alabama Power reclassified $300 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have a material effect on Alabama Power's Statements of Income and Cash Flows.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in Alabama Power's financial condition during the first six months of 2003 included the addition of approximately $360 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See Alabama Power's Condensed Statements of Cash Flows herein for further details.

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

     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC. The fair value of derivative energy contracts at June 30, 2003 was as follows:

                                          Second Quarter
                                               2003             Year-to-Date
                                              Changes              Changes
    -------------------------------------------------------------------------
                                                     Fair Value
     -------------------------------- ----------------------------------------
                                                     (in thousands)
    Contracts beginning of period          $24,276                   $21,402
    Contracts realized or settled          (11,624)                  (18,780)
    New contracts at inception                   -                         -
    Changes in valuation techniques              -                         -
    Current period changes                   3,035                    13,065
     -------------------------------- ------------------------ ---------------
    Contracts at June 30, 2003             $15,687                   $15,687
    ========================================================= ===============

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                  Source of June 30, 2003
                                                     Valuation Prices
      ------------------------------- ------------ ----------------------------
                                         Total              Maturity
                                                  ----------------------------
                                     Fair Value      Year 1      1-3 Years
      ------------------------------- -----------------------------------------
                                                      (in thousands)
     Actively quoted                   $15,687       $20,487       $(4,800)
     External sources                        -             -              -
     Models and other methods                -             -              -
      ------------------------------- ------------ -------------- -------------
     Contracts at June 30, 2003        $15,687       $20,487       $(4,800)
     =============================== ============ ============== =============

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Alabama Power's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At June 30, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:


                                                      Amounts
     --------------------------------------- --------------------
                                                (in thousands)
     Regulatory liabilities, net                     $15,892
     Other comprehensive income                            -
     Net loss                                           (205)
     --------------------------------------- ---------------------
     Total fair value                                $15,687
     ======================================= =====================

     For the three months ended June 30, 2003 and 2002, approximately $(0.1) million and $1 million, respectively, of (losses) gains were recognized in income. For the six months ended June 30, 2003 and 2002, approximately $0.3 million and $2.4 million, respectively, of losses were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risk" of Alabama Power in the Form 10-K and Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K and to Note (L) to the Condensed Financial Statements herein.

Financing Activities

Alabama Power issued a total of $620 million of Senior Notes in the first quarter 2003. The proceeds of these issues were used to redeem $557 million of Senior Notes and for other general corporate purposes. In addition, Alabama Power redeemed $194 million of Senior Notes in the first quarter 2003 from proceeds obtained from a December 2002 issuance of $200 million of Senior Notes.

     Also in the first quarter 2003, Alabama Power issued 1,250 shares ($125 million) of Preferred Stock. The proceeds of this issue were used to repay a portion of Alabama Power's outstanding short-term indebtedness and for other general corporate purposes.

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

     In May 2003, Alabama Power issued $250 million of Series X 3.125% Senior Notes due May 1, 2008. The proceeds from this sale were used to repay at maturity $250 million in aggregate principal amount of the Series M 7.85% Senior Notes due May 15, 2003.

     In the second quarter 2003, Alabama Power issued a total of 625,000 shares of common stock to Southern Company at $40.00 a share ($25,000,000 aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.

     In July 2003, Alabama Power entered into swaps to hedge interest payments associated with an anticipated debt issuance planned in December 2003. The swaps are for a notional amount of $250 million at a fixed interest rate of 2.35% and mature in December 2006.

     Alabama Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND
ANALYSIS of Alabama Power under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Alabama Power's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     Alabama Power's current liabilities exceed current assets because of scheduled maturities of long-term debt.

     To meet short-term cash needs and contingencies, Alabama Power had at June 30, 2003 approximately $29.1 million of cash and cash equivalents, unused committed lines of credit of approximately $619 million (including $454 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. These lines of credit, unless extended, will expire at various times during 2004. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1 billion of short-term borrowings. At June 30, 2003, Alabama Power had $59 million outstanding in commercial paper and $12 million outstanding in notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              GEORGIA POWER COMPANY

                                                        GEORGIA POWER COMPANY
                                               CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                   For the Three Months                   For the Six Months
                                                                     Ended June 30,                        Ended June 30,
                                                                  2003            2002                   2003             2002
                                                                 ------          ------                 ------           ------
                                                                  (in thousands)                       (in thousands)
Operating Revenues:
Retail sales                                                 $ 1,041,604     $ 1,062,070          $ 2,007,311     $ 1,966,984
Sales for resale --
  Non-affiliates                                                  59,452          72,322              133,438         122,372
  Affiliates                                                      46,365          25,282               93,851          41,789
Other revenues                                                    42,672          44,811               81,931          80,103
                                                             -----------     -----------          -----------     -----------
Total operating revenues                                       1,190,093       1,204,485            2,316,531       2,211,248
                                                             -----------     -----------          -----------     -----------
Operating Expenses:
Operation --
  Fuel                                                           271,428         255,792              513,931         483,169
  Purchased power --
    Non-affiliates                                                62,052          65,280              134,088         103,070
    Affiliates                                                   121,605          98,716              235,448         157,496
  Other                                                          199,487         204,694              385,477         378,514
Maintenance                                                      107,628         108,461              218,572         212,315
Depreciation and amortization                                     86,003         101,206              171,745         197,003
Taxes other than income taxes                                     49,290          49,857              102,465          99,432
                                                             -----------     -----------          -----------     -----------
Total operating expenses                                         897,493         884,006            1,761,726       1,630,999
                                                             -----------     -----------          -----------     -----------
Operating Income                                                 292,600         320,479              554,805         580,249
Other Income and (Expense):
Interest expense, net of amounts capitalized                     (47,925)        (41,453)             (92,288)        (82,048)
Distributions on preferred securities of subsidiaries            (14,919)        (15,647)             (29,838)        (30,423)
Other income (expense), net                                       25,169           8,519               31,152           6,158
                                                             -----------     -----------          -----------     -----------
Total other income and (expense)                                 (37,675)        (48,581)             (90,974)       (106,313)
                                                             -----------     -----------          -----------     -----------
Earnings Before Income Taxes                                     254,925         271,898              463,831         473,936
Income taxes                                                      96,231         100,933              171,699         176,058
                                                             -----------     -----------          -----------     -----------
Net Income                                                       158,694         170,965              292,132         297,878
Dividends on Preferred Stock                                         167             167                  335             335
                                                             -----------     -----------          -----------     -----------
Net Income After Dividends on Preferred Stock                $   158,527     $   170,798          $   291,797     $   297,543
                                                             ===========     ===========          ===========     ===========


The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.


                                                        GEORGIA POWER COMPANY
                                               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                                2003             2002
                                                                                               ------          -------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                                     $   292,132      $  297,878
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                                 204,286         195,235
     Deferred income taxes and investment tax credits, net                                         108,809          22,448
     Pension, postretirement, and other employee benefits                                          (17,372)        (27,239)
     Other, net                                                                                      8,167          15,817
     Changes in certain current assets and liabilities --
        Receivables, net                                                                            33,395          56,317
        Fossil fuel stock                                                                          (22,658)         19,988
        Materials and supplies                                                                      (8,000)          7,625
        Other current assets                                                                        31,641           9,869
        Accounts payable                                                                          (141,009)        (75,937)
        Taxes accrued                                                                               16,600          26,551
        Other current liabilities                                                                    2,201           6,829
                                                                                               -----------      ----------
Net cash provided from operating activities                                                        508,192         555,381
                                                                                               -----------      ----------
Investing Activities:
Gross property additions                                                                          (370,727)       (434,403)
Cost of removal net of salvage                                                                     (10,786)        (32,826)
Sales of property                                                                                        -         387,212
Change in construction payables                                                                    (63,893)        (30,131)
Other                                                                                                2,104           8,606
                                                                                               -----------      ----------
Net cash used for investing activities                                                            (443,302)       (101,542)
                                                                                               -----------      ----------
Financing Activities:
Increase (decrease) in notes payable, net                                                          (17,633)         85,407
Proceeds --
   Senior notes                                                                                    700,000               -
   Preferred securities                                                                                  -         440,000
   Capital contributions from parent company                                                         9,748           5,397
Redemptions --
   First mortgage bonds                                                                                  -          (1,860)
   Pollution control bonds                                                                               -          (7,800)
   Senior notes                                                                                   (465,000)       (300,000)
Capital distributions to parent company                                                                  -        (200,000)
Payment of preferred stock dividends                                                                  (393)           (344)
Payment of common stock dividends                                                                 (282,900)       (271,450)
Other                                                                                              (14,786)        (15,276)
                                                                                               -----------      ----------
Net cash used for financing activities                                                             (70,964)       (265,926)
                                                                                               -----------      ----------
Net Change in Cash and Cash Equivalents                                                             (6,074)        187,913
Cash and Cash Equivalents at Beginning of Period                                                    16,873          23,260
                                                                                               -----------      ----------
Cash and Cash Equivalents at End of Period                                                     $    10,799      $  211,173
                                                                                               ===========      ==========
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of $2,852 and $5,344 capitalized for 2003 and 2002, respectively)                $107,940         $79,084
   Income taxes (net of refunds)                                                                  ($21,958)        $95,482


 The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.


                                                        GEORGIA POWER COMPANY
                                               CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                           At June 30,             At December 31,
Assets                                                                                        2003                      2002
------                                                                                   --------------          -----------------
                                                                                                       (in thousands)
Current Assets:
Cash and cash equivalents                                                               $    10,799              $    16,873
Receivables --
  Customer accounts receivable                                                              279,288                  302,995
  Unbilled revenues                                                                         132,307                  104,454
  Under recovered regulatory clause revenues                                                125,052                  117,580
  Other accounts and notes receivable                                                        74,943                  122,585
  Affiliated companies                                                                       38,691                   40,501
  Accumulated provision for uncollectible accounts                                           (5,825)                  (5,825)
Fossil fuel stock, at average cost                                                          142,705                  120,048
Materials and supplies, at average cost                                                     271,364                  263,364
Other                                                                                        62,396                   96,922
                                                                                       ------------             ------------
Total current assets                                                                      1,131,720                1,179,497
                                                                                       ------------             ------------
Property, Plant, and Equipment:
In service                                                                               17,894,675               17,222,661
Less accumulated provision for depreciation                                               7,183,011                7,333,529
                                                                                       ------------             ------------
                                                                                         10,711,664                9,889,132
Nuclear fuel, at amortized cost                                                             112,508                  119,588
Construction work in progress                                                               403,677                  667,581
                                                                                       ------------             ------------
Total property, plant, and equipment                                                     11,227,849               10,676,301
                                                                                       ------------             ------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                            38,095                   36,167
Nuclear decommissioning trusts, at fair value                                               387,601                  346,870
Other                                                                                        29,480                   28,612
                                                                                       ------------             ------------
Total other property and investments                                                        455,176                  411,649
                                                                                       ------------             ------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                    516,618                  524,510
Prepaid pension costs                                                                       370,464                  341,944
Unamortized debt issuance expense                                                            75,344                   67,362
Unamortized premium on reacquired debt                                                      177,496                  178,590
Asset retirement obligation regulatory asset                                                 11,901                        -
Other                                                                                       151,220                  162,686
                                                                                       ------------             ------------
Total deferred charges and other assets                                                   1,303,043                1,275,092
                                                                                       ------------             ------------
Total Assets                                                                           $ 14,117,788             $ 13,542,539
                                                                                       ============             ============



The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.



                                                        GEORGIA POWER COMPANY
                                               CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                  At June 30,             At December 31,
Liabilities and Stockholder's Equity                                                 2003                      2002
------------------------------------                                             -------------           ----------------
                                                                                             (in thousands)
Current Liabilities:
Securities due within one year                                              $      2,215             $    322,125
Notes payable                                                                    340,044                  357,677
Accounts payable --
  Affiliated                                                                     115,804                  135,260
  Other                                                                          259,774                  445,220
Customer deposits                                                                 99,418                   94,859
Taxes accrued --
  Income taxes                                                                   104,794                   20,245
  Other                                                                           91,031                  134,269
Interest accrued                                                                  65,900                   59,608
Vacation pay accrued                                                              40,844                   42,442
Other                                                                            102,134                  112,131
                                                                            ------------             ------------
Total current liabilities                                                      1,221,958                1,723,836
                                                                            ------------             ------------
Long-term debt                                                                 3,663,476                3,109,619
                                                                            ------------             ------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                              2,238,686                2,176,438
Deferred credits related to income taxes                                         200,822                  208,410
Accumulated deferred investment tax credits                                      318,750                  324,994
Employee benefits provisions                                                     247,634                  236,486
Asset retirement obligations                                                     484,323                        -
Other                                                                            336,897                  373,740
                                                                            ------------             ------------
Total deferred credits and other liabilities                                   3,827,112                3,320,068
                                                                            ------------             ------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                             940,000                  940,000
                                                                            ------------             ------------
Preferred stock                                                                   14,569                   14,569
                                                                            ------------             ------------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  - 15,000,000 shares
  Outstanding  -  7,761,500 shares                                               344,250                  344,250
Paid-in capital                                                                2,165,789                2,156,040
Premium on preferred stock                                                            40                       40
Retained earnings                                                              1,954,417                1,945,520
Accumulated other comprehensive loss                                             (13,823)                 (11,403)
                                                                            ------------             ------------
Total common stockholder's equity                                              4,450,673                4,434,447
                                                                            ------------             ------------
Total Liabilities and Stockholder's Equity                                  $ 14,117,788             $ 13,542,539
                                                                            ============             ============


  The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.


                                                        GEORGIA POWER COMPANY
                                       CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                            For the Three Months          For the Six Months
                                                                               Ended June 30,               Ended June 30,
                                                                       -------------------------      ----------------------
                                                                          2003           2002           2003           2002
                                                                      -----------    -----------      ---------     --------
                                                                             (in thousands)                 (in thousands)
Net Income After Dividends on Preferred Stock                     $  158,527        $  170,798       $  291,797     $  297,543
Other comprehensive income (loss):
  Changes in fair value of qualifying hedges, net of tax
   of $(380), $(37), $(1,346), $120, respectively                     (1,015)              (58)          (2,547)           190
  Less: Reclassification adjustment for amounts included in net
   income, net of tax of $79, $0, $79, $0, respectively                  134                 -              127              -
                                                                  ----------       -----------       ----------     ----------
COMPREHENSIVE INCOME                                              $  157,646       $   170,740       $  289,377     $  297,733
                                                                  ==========       ===========       ==========     ==========










                                                        GEORGIA POWER COMPANY
                               CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)

                                                                                         At June 30,           At December 31,
                                                                                             2003                     2002
                                                                                        ------------          -----------------
                                                                                                  (in thousands)

Balance at beginning of period                                                         $  (11,403)                 $    (153)
Change in current period                                                                   (2,420)                   (11,250)
                                                                                       ----------                  ----------
BALANCE AT END OF PERIOD                                                               $  (13,823)                 $ (11,403)
                                                                                       ==========                  =========



The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

                              GEORGIA POWER COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2003 vs. SECOND QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002

RESULTS OF OPERATIONS

Earnings

Georgia Power's net income after dividends on preferred stock for the second quarter and year-to-date 2003 was $158.5 million and $291.8 million, respectively, compared to $170.8 million and $297.5 million for the corresponding periods in 2002. Earnings were down by $12.3 million, or 7.2%, for the second quarter 2003 primarily due to lower operating revenues. Year-to-date 2003 earnings were down slightly by $5.7 million, or 1.9%, as a result of higher non-fuel operating expenses and lower retail base revenues.

     Significant income statement items appropriate for discussion include the following:


                                                                          Increase (Decrease)
                                                     ---------------------------------------------------------------
                                                             Second Quarter                   Year-To-Date
                                                     ------------------------------- -------------------------------
                                                      (in thousands)        %          (in thousands)          %
Retail sales.....................................      $  (20,466)        (1.9)      $     40,327            2.1
Sales for resale - non-affiliates................         (12,870)       (17.8)            11,066            9.0
Sale for resale - affiliates.....................          21,083         83.4             52,062          124.6
Fuel expense.....................................          15,636          6.1             30,762            6.4
Purchased power - non-affiliates.................          (3,228)        (4.9)            31,018           30.1
Purchased power - affiliates.....................          22,889         23.2             77,952           49.5
Depreciation and amortization....................         (15,203)       (15.0)           (25,258)         (12.8)
Interest expense, net of amounts capitalized.....           6,472         15.6             10,240           12.5
Other income (expense), net......................          16,650        195.4             24,994            N/M

N/M  Not meaningful

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased by $30 million, or 4%, in the second quarter 2003 and $7.3 million, or 0.5%, year-to-date 2003 when compared to the corresponding periods in 2002. During the second quarter 2003, energy sales to residential, commercial and industrial customers were down by 6%, 1.5% and 3.5%, respectively, when compared to the same period in the prior year. Milder-than-normal temperatures and a sluggish economy during the second quarter 2003 are the primary causes for these reductions in energy sales. Year-to-date 2003, energy sales to residential, commercial and industrial customers remained relatively flat.

     Sales for resale - non-affiliates. The decrease in the second quarter 2003 and the increase year-to-date 2003 in sales for resale to non-affiliates is related to the demand for energy by these customers. In the second quarter 2003, the demand for energy by non-affiliates was down by 17.8%. Year-to-date 2003, the demand for energy by non-affiliates was up by 9.0%. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

                              GEORGIA POWER COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. During the second quarter and year-to-date 2003, energy sales to affiliates increased 83.4% and 124.6%, respectively, when compared to the corresponding periods in 2002. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost.

     Fuel expense. In the second quarter and year-to-date 2003, fuel expense was higher primarily due to increases of 9.1% and 7.1%, respectively, in the average cost of fuel. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Purchased power - non-affiliates. Purchased power from non-affiliates was down in the second quarter 2003 when compared to the same period in the prior year principally due to lower demand for energy. Year-to-date 2003, these purchases were higher due mainly to increased demand for energy and the higher average unit cost of energy purchased by Georgia Power. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Purchased power - affiliates. During the second quarter and year-to-date 2003, purchased power from affiliates increased as a direct result of PPAs between Georgia Power and Southern Power that began in June 2002 and June 2003. The capacity component of these transactions increased $13.2 million in the second quarter 2003 and $36.8 million year-to-date 2003 as compared to the same periods in 2002. The energy component of power purchased from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company and will have no significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Depreciation and amortization. The decreases in the second quarter and year-to-date 2003 are attributed to lower regulatory charges necessary to levelize purchased power costs under the terms of the retail rate order effective January 1, 2002. These decreases are offset by an increase in purchased power costs discussed above. All purchased power costs will be reflected in rates evenly from 2002 through 2004 under the retail rate order effective January 1, 2002.

     Interest expense, net of amounts capitalized. This item increased during the second quarter and year-to-date 2003 mainly as a result of the issuances of $1.2 billion in senior notes since the same periods in 2002.

     Other income (expense), net. The second quarter and year-to-date 2003 increases are primarily attributed to increased income related to a new electricity pricing program and $14.5 million of interest on a favorable tax settlement as compared to the same periods in 2002. The new electricity pricing program contributed $7.2 million and $10.1 million to the increase for the second quarter and year-to-date 2003, respectively.

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

     On May 23, 2003, Georgia Power filed for a fuel cost recovery rate increase. Reference is made to Note (G) to the Condensed Financial Statements herein for additional information.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Georgia Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the other FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Georgia Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     In June 2002, Georgia Power entered into a fifteen-year PPA beginning in June 2005 with Southern Power to purchase 1,040 megawatts of capacity from the planned combined-cycle plant at Plant McIntosh to be built and owned by Southern Power. The annual capacity cost is expected to be approximately $72 million. Reference is made to Note (P) to the Condensed Financial Statements herein for information regarding the FERC approval process for this PPA.

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

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on the EPA litigation, see Item 7
- MANAGEMENT'S DISCUSSION AND Analysis - "Environmental Matters" of Georgia Power and Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K. Reference is made to Note (E) to the Condensed Financial Statements herein for information regarding a recent ruling by the U.S. Court of Appeals for the Eleventh Circuit.

     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" in Item 7 of the Form 10-K. The Atlanta area is currently classified as a "serious" nonattainment area for the one-hour ozone standard under Title I of the Clean Air Act. All "serious" areas were required to attain the one-hour ozone standard by November 1999. The EPA provided an extension of the area's compliance deadline to 2004, but on June 16, 2003, the Eleventh Circuit Court of Appeals held the EPA's extension policy to be invalid and remanded the matter back to the EPA. In response, the EPA is expected to re-classify Atlanta as a "severe" nonattainment area with respect to the one-hour standard. If the Atlanta area fails to comply with the one-hour standard by November 2005, all major sources of nitrogen oxides and volatile organic compounds located in the nonattainment area, including Georgia Power's Plants McDonough and Yates, could be subject to payment of emissions fees currently estimated at $7,800-$8,000 per ton, of nitrogen oxides emitted above 80% of the baseline period. Based on average emissions at these units over the past three years, such fees could potentially reach $23 million annually. However, Georgia Power does not anticipate exceeding 80% of the baseline and, therefore, does not anticipate incurring any such fees. The final outcome of this matter will depend on the development and implementation of applicable regulations.

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

     Reference is made to Notes (A), (E), (G) through (I), (L) and (P) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Georgia Power's significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. Georgia Power's critical accounting policy involves rate regulation. Georgia Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Georgia Power's operations is no longer subject to these provisions, Georgia Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

Reference is made to Note (J) to the Condensed Financial
Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Georgia Power accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003 for calendar year companies. In accordance with Statement No. 150, Georgia Power reclassified $940 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have a material effect on Georgia Power's Statements of Income and Cash Flows.


FINANCIAL CONDITION

Overview

The major change in Georgia Power's financial condition during the first six months of 2003 was the addition of approximately $371 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See Georgia Power's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

Georgia Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sales contracts that could require collateral -- but not termination -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At June 30, 2003, the maximum potential collateral requirements were approximately $228 million.

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

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Georgia Power has also implemented a retail fuel hedging program at the instruction of the Georgia PSC. The fair value of derivative energy contracts at June 30, 2003 was as follows:


                                           Second Quarter
                                                2003             Year-to-Date
                                                Changes             Changes
    --------------------------------- ----------------------------------------
                                                      Fair Value
    --------------------------------- ----------------------------------------
                                                     (in thousands)
    Contracts beginning of period          $   (839)                $      89
    Contracts realized or settled                (4)                       (4)
    New contracts at inception                    -                         -
    Changes in valuation techniques               -                         -
    Current period changes                   (1,191)                   (2,119)
      --------------------------------- ------------------------ --------------
    Contracts at June 30, 2003             $ (2,034)                $  (2,034)
    ================================= ======================== ================

     All of these contracts are actively quoted and mature within one year.

     At June 30, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                      Amounts
     --------------------------------------- -------------------------
                                                (in thousands)
     Regulatory assets, net                          $(1,785)
     Other comprehensive income                            -
     Net loss                                           (249)
     --------------------------------------- -------------------------
     Total fair value                                $(2,034)
     ======================================= =========================

     Realized gains and losses are recognized in the Statements of Income as incurred. For the three months ended June 30, 2003 and 2002, approximately $(0.1) million and $1.3 million of (losses) gains, respectively, were recognized in income. For the six months ended June 30, 2003 and 2002, approximately $0.3 million and $1.2 million of losses, respectively, were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of Georgia Power in the Form 10-K and Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K.

Financing Activities

In February 2003, Georgia Power issued $250 million of Series L Floating Rate Senior Notes due February 18, 2005. The proceeds from this issuance were used to repay a portion of Georgia Power's outstanding short-term indebtedness. Also in February 2003, Georgia Power issued $150 million of Series M 5.40% Senior Insured Quarterly Notes due March 1, 2033. A portion of the proceeds was used to redeem in March 2003 the $145 million outstanding principal amount of Georgia

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Power's Series A 6 7/8% SeniorPublic Income Notes due December 31, 2047 and the balance of the proceeds was used for general corporate purposes.

     During March 2003, Georgia Power elected to change the interest rate mode on $316 million of variable rate pollution control bonds. Georgia Power changed $255 million of the bonds from the "daily rate mode," which required backup bank credit facilities, to the "auction rate mode." In addition, Georgia Power changed $61 million of the bonds from the "daily rate mode" to the "long-term interest rate mode."

     In April 2003, Georgia Power issued $100 million of Series N 5.750% Senior Notes due April 15, 2023, $150 million of Series O 5.90% Senior Notes due April 15, 2033 and $50 million of Series P Floating Rate Senior Notes due April 15, 2005. The proceeds from these sales were used to repay a portion of Georgia Power's outstanding short-term indebtedness and to repay at maturity all of Georgia Power's Series I 5.25% Senior Notes due May 8, 2003.

     In July 2003, Georgia Power entered swaps to hedge interest payments associated with variable rate pollution control bonds. The swaps are for a notional amount of $873.3 million at an average fixed interest rate of 1.388% and mature in December 2004. Also in July 2003, Georgia Power entered a swap to hedge interest payments associated with a variable rate note with a coupon of LIBOR plus 10 basis points. The swap is for a notional amount of $50 million at a fixed interest rate of 1.5625% and matures in January 2005. Further in July 2003, Georgia Power entered a U.S. Treasury lock to hedge interest payments associated with a 10-year debt issuance planned in August 2003. The swap is for a notional amount of $100 million at a fixed interest rate of 4.465%.

     Georgia Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Georgia Power under "Financing Activities," "Liquidity and Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Georgia Power's capital requirements for its construction program, maturing debt and environmental compliance efforts.

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

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, Georgia Power had at June 30, 2003 approximately $10.8 million of cash and cash equivalents and approximately $725 million of unused credit arrangements with banks. These credit arrangements expire in June 2004 and contain provisions allowing two-year term loans executable at the expiration date and represent a reduction in the previous level of credit arrangements due to reduced liquidity support requirements as outlined in "Financing Activities" above. The credit arrangements provide liquidity support to Georgia Power's obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At June 30, 2003, Georgia Power had outstanding $340 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                               GULF POWER COMPANY

                                                         GULF POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                          For the Three Months           For the Six Months
                                                                             Ended June 30,                 Ended June 30,
                                                                          2003           2002            2003            2002
                                                                        -------         ------          ------        --------
                                                                            (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                               $175,669      $172,781         $335,462       $306,275
Sales for resale --
  Non-affiliates                                                             17,908        18,684           36,633         36,118
  Affiliates                                                                 12,414         7,514           22,631         10,095
Other revenues                                                                9,218        11,008           18,321         18,432
                                                                           --------      --------         --------       --------
Total operating revenues                                                    215,209       209,987          413,047        370,920
                                                                           --------      --------         --------       --------
Operation --
  Fuel                                                                       77,798        70,142          141,065        106,897
  Purchased power --
   Non-affiliates                                                             3,929         6,848            9,885         12,652
   Affiliates                                                                 5,079        13,130           17,666         30,191
  Other                                                                      33,426        30,985           63,437         57,910
Maintenance                                                                  17,257        23,749           33,837         41,938
Depreciation and amortization                                                20,324        19,083           40,576         36,374
Taxes other than income taxes                                                16,728        14,876           33,116         29,291
                                                                           --------      --------         --------       --------
Total operating expenses                                                    174,541       178,813          339,582        315,253
                                                                           --------      --------         --------       --------
Operating Income                                                             40,668        31,174           73,465         55,667
Other Income and (Expense):
Interest expense, net of amounts capitalized                                 (8,252)       (8,146)         (16,307)       (15,132)
Distributions on preferred securities of subsidiary                          (1,894)       (2,103)          (3,922)        (4,206)
Other income (expense), net                                                    (256)          185             (679)         1,961
                                                                          ---------     ---------         --------      ---------
Total other income and (expense)                                            (10,402)      (10,064)         (20,908)       (17,377)
                                                                           --------      --------         --------       --------
Earnings Before Income Taxes                                                 30,266        21,110           52,557         38,290
Income taxes                                                                 11,427         7,569           19,692         12,978
                                                                           --------      --------         --------       --------
Net Income                                                                   18,839        13,541           32,865         25,312
Dividends on Preferred Stock                                                     54            54              108            108
                                                                           --------      --------         --------       --------
Net Income After Dividends on Preferred Stock                              $ 18,785      $ 13,487         $ 32,757        $25,204
                                                                           ========      ========         ========       ========










The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

                                                       GULF POWER COMPANY
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                              2003             2002
                                                                              ------         --------
                                                                                  (in thousands)
Operating Activities:
Net income                                                                     $  32,865        $  25,312
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                43,247           38,700
     Deferred income taxes                                                          (112)          (4,049)
     Other, net                                                                      917              (25)
     Changes in certain current assets and liabilities --
        Receivables, net                                                          (7,598)         (27,336)
        Fossil fuel stock                                                         (2,822)         (12,757)
        Materials and supplies                                                    (2,797)            (465)
        Other current assets                                                      12,241            5,281
        Accounts payable                                                         (19,713)           2,200
        Taxes accrued                                                             17,002           13,545
        Other current liabilities                                                 14,065             (144)
                                                                               ---------        ---------
Net cash provided from operating activities                                       87,295           40,262
                                                                               ---------        ---------
Investing Activities:
Gross property additions                                                         (40,654)         (67,948)
Cost of removal net of salvage                                                    (4,842)          (1,672)
Other                                                                             (6,652)         (16,305)
                                                                               ---------        ---------
Net cash used for investing activities                                           (52,148)         (85,925)
                                                                               ---------        ---------
Financing Activities:
Increase (decrease) in notes payable, net                                         23,227           (3,187)
Proceeds --
   Pollution control bonds                                                        61,625                -
   Senior notes                                                                   65,000           44,803
   Capital contributions from parent company                                      11,612           37,782
Redemptions --
   Pollution control bonds                                                       (61,625)               -
   Senior notes                                                                  (45,037)               -
   Other long-term debt                                                          (20,000)               -
   Preferred securities                                                          (40,000)               -
Payment of preferred stock dividends                                                (108)            (108)
Payment of common stock dividends                                                (35,100)         (32,750)
Other                                                                             (4,504)            (594)
                                                                               ---------        ---------
Net cash provided from (used for) financing activities                           (44,910)          45,946
                                                                               ---------        ---------
Net Change in Cash and Cash Equivalents                                           (9,763)             283
Cash and Cash Equivalents at Beginning of Period                                  13,278            2,244
                                                                               ---------        ---------
Cash and Cash Equivalents at End of Period                                     $   3,515        $   2,527
                                                                               =========        =========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of $66 and $1,391 capitalized for 2003 and 2002, respectively)   $18,525          $19,999
  Income taxes (net of refunds)                                                  ($5,393)          $2,503





The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

                                                        GULF POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                At June 30,            At December 31,
Assets                                                                              2003                    2002
------                                                                          -----------          -----------------
                                                                                         (in thousands)

Current Assets:

Cash and cash equivalents                                                       $     3,515              $   13,278
Receivables --
  Customer accounts receivable                                                       55,611                  48,609
  Unbilled revenues                                                                  32,171                  28,077
  Under recovered regulatory clause revenues                                         27,970                  29,549
  Other accounts and notes receivable                                                 5,954                   6,618
  Affiliated companies                                                                7,730                   8,678
  Accumulated provision for uncollectible accounts                                   (1,197)                   (889)
Fossil fuel stock, at average cost                                                   40,013                  37,191
Materials and supplies, at average cost                                              37,637                  34,840
Prepaid taxes                                                                             -                  12,704
Prepaid service agreement                                                             4,547                   4,535
Other                                                                                10,051                   9,599
                                                                                -----------              ----------
Total current assets                                                                224,002                 232,789
                                                                                -----------              ----------
Property, Plant, and Equipment:
In service                                                                        2,280,852               2,248,156
Less accumulated provision for depreciation                                         974,598                 946,408
                                                                                -----------              ----------
                                                                                  1,306,254               1,301,748
Construction work in progress                                                        32,426                  35,708
                                                                                -----------              ----------
Total property, plant, and equipment                                              1,338,680               1,337,456
                                                                                -----------              ----------
Other Property and Investments                                                       11,318                  10,157
                                                                                -----------              ----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                             18,182                  18,798
Prepaid pension costs                                                                38,788                  36,298
Unamortized debt issuance expense                                                     4,947                   3,900
Unamortized premium on reacquired debt                                               17,418                  14,052
Other                                                                                24,037                  20,379
                                                                                -----------             -----------
Total deferred charges and other assets                                             103,372                  93,427
                                                                                -----------             -----------
Total Assets                                                                    $ 1,677,372             $ 1,673,829
                                                                                ===========             ===========







 The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.



                                                        GULF POWER COMPANY
                                               CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                        At June 30,            At December 31,
Liabilities and Stockholder's Equity                                                        2003                    2002
------------------------------------                                                    -------------          ---------------
                                                                                                   (in thousands)

Current Liabilities:
Securities due within one year                                                        $     60,000             $   100,000
Notes payable                                                                               51,706                  28,479
Accounts payable --
  Affiliated                                                                                23,037                  26,395
  Other                                                                                     17,707                  39,685
Customer deposits                                                                           17,227                  16,047
Taxes accrued --
  Income taxes                                                                              19,671                  10,718
  Other                                                                                     15,040                   9,170
Interest accrued                                                                             7,055                   7,875
Vacation pay accrued                                                                         5,044                   5,044
Other                                                                                       14,344                   3,933
                                                                                      ------------             -----------
Total current liabilities                                                                  230,831                 247,346
                                                                                      ------------             -----------
Long-term debt                                                                             453,345                 452,040
                                                                                      ------------             -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                          169,347                 167,689
Deferred credits related to income taxes                                                    27,808                  29,692
Accumulated deferred investment tax credits                                                 21,308                  22,289
Employee benefits provisions                                                                42,259                  39,656
Other                                                                                       56,735                  46,376
                                                                                      ------------             -----------
Total deferred credits and other liabilities                                               317,457                 305,702
                                                                                      ------------             -----------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                       115,000                 115,000
                                                                                      ------------             -----------
Preferred stock                                                                              4,236                   4,236
                                                                                      ------------             -----------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  - 992,717 shares
  Outstanding - 992,717 shares                                                              38,060                  38,060
Paid-in capital                                                                            361,380                 349,769
Premium on preferred stock                                                                      12                      12
Retained earnings                                                                          160,055                 162,398
Accumulated other comprehensive loss                                                        (3,004)                   (734)
                                                                                      ------------             -----------
Total common stockholder's equity                                                          556,503                 549,505
                                                                                      ------------             -----------
Total Liabilities and Stockholder's Equity                                            $  1,677,372             $ 1,673,829
                                                                                      ============             ===========






The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.



                                                        GULF POWER COMPANY
                                     CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                               For the Three Months              For the Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                              ----------------------            ------------------------
                                                                 2003          2002                2003             2002
                                                              ---------      --------           ----------        -------
                                                                     (in thousands)                       (in thousands)
Net Income After Dividends on Preferred Stock               $   18,785      $  13,487           $  32,757         $  25,204
Other comprehensive income:
  Changes in fair value of qualifying hedges, net of tax
   of $(1,426), $0, $(1,426), $0, respectively                  (2,270)             -              (2,270)                -
                                                            ----------      ---------          ----------         ---------
COMPREHENSIVE INCOME                                        $   16,515      $  13,487          $   30,487         $  25,204
                                                            ==========      =========          ==========         =========






                                                        GULF POWER COMPANY
                                CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)



                                                                                       At                        At
                                                                                    June 30,                December 31,
                                                                                      2003                     2002
                                                                                  -----------             ---------------
                                                                                              (in thousands)

Balance at beginning of period                                                   $   (734)                   $     -
Change in current period                                                           (2,270)                      (734)
                                                                                 --------                    -------
BALANCE AT END OF PERIOD                                                         $ (3,004)                   $  (734)
                                                                                 ========                    =======












The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2003 vs. SECOND QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Gulf Power's net income after dividends on preferred stock for the second quarter and year-to-date 2003 was $18.8 million and $32.8 million, respectively, compared to $13.5 million and $25.2 million for the corresponding periods in 2002. Earnings in the second quarter and year-to-date 2003 increased by $5.3 million, or 39.3%, and $7.6 million, or 30%, respectively, as a result of higher operating revenues that were only partially offset year-to-date 2003 with higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                              Increase (Decrease)
                                      --------------------------------------------------------------------
                                                Second Quarter                      Year-To-Date
                                      ------------------------------------ -------------------------------
                                         (in thousands)           %          (in thousands)          %
Retail sales........................        $2,888               1.7            $29,187            9.5
Sale for resale - affiliates........         4,900              65.2             12,536          124.2
Other revenues......................        (1,790)            (16.3)              (111)          (0.6)
Fuel expense........................         7,656              10.9             34,168           32.0
Purchased power - non-affiliates....        (2,919)            (42.6)            (2,767)         (21.9)
Purchased power - affiliates........        (8,051)            (61.3)           (12,525)         (41.5)
Other operation expense.............         2,441               7.9              5,527            9.5
Maintenance expense.................        (6,492)            (27.3)            (8,101)         (19.3)
Depreciation and amortization.......         1,241               6.5              4,202           11.6
Taxes other than income taxes.......         1,852              12.4              3,825           13.1
Other income (expense), net.........          (441)           (238.4)            (2,640)        (134.6)

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased by $8.3 million, or 8.7%, for the second quarter 2003 and by $21.3 million, or 12.2%, year-to-date 2003 when compared to the corresponding periods in 2002. For both of the above reporting periods, retail sales revenues were higher than the corresponding periods in 2002 primarily due to an increase in the number of customers and the retail rate increase which went into effect in June 2002. During the second quarter 2003, retail energy sales to residential and industrial customers increased by 1.2% and 8.1%, respectively, while energy sales to commercial customers decreased by 1% as compared to the same period in 2002. For year-to-date 2003 as compared to 2002, retail energy sales to residential, commercial and industrial customers increased by 0.2%, 0.6% and 8.2%, respectively.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies and purchases of energy within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Gulf Power increased its generating resources with commercial operation of Plant Smith in April 2002 and thus had greater generation resources to sell to affiliates. These

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Gulf Power's fuel cost recovery mechanism.

     Other revenues. The second quarter 2003 decrease in other revenues when compared to the same period in 2002 is primarily due to a $1.7 million settlement, recorded in 2002, related to a PPA.

     Fuel expense. During the second quarter 2003, fuel expense increased from the corresponding period in the prior year mainly due to a 78.5% increase in natural gas prices and increased generation to meet demand. Year-to-date 2003, fuel expense was higher because of commercial operation of Plant Smith Unit 3 in April 2002, a 60.4% increase in natural gas prices and increased generation to meet additional demand for energy. Since energy expenses are generally offset by energy revenues through Gulf Power's fuel cost recovery mechanism, these expenses do not have a significant impact on net income.

     Purchased power - non-affiliates. The decreases in the second quarter and year-to-date 2003 when compared to the corresponding periods in 2002 are directly related to commercial operation of Plant Smith Unit 3 which began commercial operation in April 2002.

     Other operation expense. A number of factors caused the increases in other operation expense in the second quarter and year-to-date 2003 as compared to the same periods in the prior year. Customer accounts expenses increased $0.5 million and $1.3 million; distribution expenses increased $0.5 million and $0.6 million; and administrative and general expenses increased $0.5 million and $2.2 million, respectively, for the second quarter and year-to-date 2003. Increased relocation expenses and severance costs caused the change in the administrative and general expenses.

     Maintenance expense. The decreases in maintenance expense during the second quarter and year-to-date 2003 were primarily due to a decrease in planned turbine and boiler inspections and repairs in 2003 compared to the same periods in 2002.

     Depreciation and amortization. Depreciation and amortization was higher in the second quarter and year-to-date 2003 and was directly related to an increase in utility plant-in-service, including Plant Smith Unit 3, when compared to the corresponding periods in the prior year.

     Taxes other than income taxes. The increases in this item for the second quarter and year-to-date 2003 are primarily attributed to property taxes on Plant Smith Unit 3 and revenue taxes related to the 2002 base rate increase.

     Other income (expense), net. The decreases in this item during the second quarter and year-to-date 2003 as compared to the same periods in the prior year were primarily a result of reductions in Allowance for Equity Funds Used During Construction following the completion of Plant Smith Unit 3.

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

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs are not fully recovered through Gulf Power's Environmental Cost Recovery Clause. For additional information about these issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Gulf Power in the Form 10-K. Reference is made to Note (E) to the Condensed Financial Statements herein for information regarding a recent ruling by the U.S. Court of Appeals for the Eleventh Circuit.

     In 2002, the Florida PSC approved an annual base rate increase for Gulf Power of $53.2 million which became effective in June 2002. Reference is made to
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Gulf Power in the Form 10-K for additional information.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Gulf Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the other FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Gulf Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Notes (A), (E), (H), (I) and (L) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Accounting Policies

Critical Policy

Gulf Power's significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. Gulf Power's critical accounting policy involves rate regulation. Gulf Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Gulf Power's operations is no longer subject to these provisions, Gulf Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Gulf Power accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003 for calendar year companies. In accordance with Statement No. 150, Gulf Power reclassified $115 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have a material effect on Gulf Power's Statements of Income and Cash Flows.


FINANCIAL CONDITION

Overview

Major changes in Gulf Power's financial condition during the first six months of 2003 included the addition of approximately $40.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See Gulf Power's Condensed Statements of Cash Flows herein for further details.

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

     Due to cost-based rate regulations, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Gulf Power has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at June 30, 2003 was as follows:

                                           Second Quarter
                                                2003             Year-to-Date
                                             Changes               Changes
     --------------------------------- ----------------------------------------
                                                       Fair Value
    --------------------------------- ----------------------------------------
                                                      (in thousands)
    Contracts beginning of period            $3,955                 $ 2,336
    Contracts realized or settled            (2,369)                 (2,860)
    New contracts at inception                    -                    -
    Changes in valuation techniques               -                    -
    Current period changes                     (568)                  1,542
    --------------------------------- ------------------------ ---------------
    Contracts at June 30, 2003               $1,018                  $1,018
    ================================= ======================== ===============

                                             Source of June 30, 2003
                                                 Valuation Prices
     -------------------------------- --------------- -----------------------
                                          Total              Maturity
                                                     -----------------------
                                      Fair Value     Year 1      1-3 Years
    -------------------------------- ---------------------------------------
                                                   (in thousands)
    Actively quoted                    $1,018         $1,858     $(840)
    External sources                        -            -          -
    Models and other methods                -            -          -
    -------------------------------- --------------- -----------------------
    Contracts at June 30, 2003         $1,018        $1,858      $(840)
    ================================ =============== =======================

     Unrealized gains and losses from mark to market adjustments on contracts related to fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Gulf Power's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the income statement as incurred. At June 30, 2003, the fair value of derivative energy contracts was reflected in the financial statements as follows:

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                       Amounts
-----------------------------------------------------------------------------
                                                (in thousands)
Regulatory liabilities, net                             $1,059
Other comprehensive income                                   -
Net income                                                (41)
-----------------------------------------------------------------------------
   Total fair value                                     $1,018
=============================================================================

     For the quarter and year-to-date periods ended June 30, 2003 and 2002, the realized gains and losses recognized in income were immaterial.

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

     In March 2003, Gulf Power issued $65 million of Series F Senior Insured Quarterly Notes due April 1, 2033. The proceeds from this issue were used to redeem, in April 2003, the $20 million Series B 7.50% Junior Subordinated Notes due June 30, 2037 and, in May 2003, the $45 million of Series E Senior Notes due January 30, 2012.

     In April 2003, Gulf Power sold through public authorities $29.075 million of variable rate pollution control revenue refunding bonds due February 1, 2026 and $32.55 million of variable rate pollution control refunding bonds due June 1, 2023. The proceeds were used to redeem (1) $7.875 million aggregate principal amount of water pollution control revenue refunding bonds, Series 1993; (2) $21.2 million of pollution control revenue refunding bonds, Series 1996 and (3) the outstanding amount of pollution control revenue refunding bonds, Series 1993. Both pollution control bonds issued in April 2003 will bear interest at a rate to be determined by the auction rate process.

     In July 2003, Gulf Power issued $60 million of Series G 4.35% Senior Notes due July 15, 2013 and $60 million of Series H 5.25% Senior Notes due July 15, 2033. The proceeds of the Series G Senior Notes were used to pay at maturity the $60 million outstanding principal amount of Series C 4.69% Senior Notes due August 1, 2003. The proceeds of the Series H Senior Notes will be used to redeem in August 2003 the $46.7 million outstanding principal amount of the Series A 6.70% Senior Insured Quarterly Notes due June 30, 2038. The remainder will be used to repay a portion of Gulf Power's short-term indebtedness.

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

     To meet short-term cash needs and contingencies, Gulf Power had at June 30, 2003 approximately $3.5 million of cash and cash equivalents and $66.3 million of unused committed lines of credit with banks that expire in 2004. The credit arrangements provide liquidity support to Gulf Power's obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At June 30, 2003, Gulf Power had outstanding $20 million of notes payable and $31.7 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY


                                                       MISSISSIPPI POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                  For the Three Months           For the Six Months
                                                                      Ended June 30,                Ended June 30,
                                                                    2003           2002           2003           2002
                                                                  -------        ------          ------         ------
                                                                      (in thousands)                (in thousands)


Retail sales                                                         $134,058      $138,601        $248,028       $257,068
Sales for resale --
  Non-affiliates                                                       59,320        52,182         129,745        104,334
  Affiliates                                                            5,665        10,456          11,888         20,069
Contract termination                                                   62,111             -          62,111              -
Other revenues                                                          3,206         4,139           6,474          6,965
                                                                     --------      --------        --------       --------
Total operating revenues                                              264,360       205,378         458,246        388,436
                                                                     --------      --------        --------       --------
Operating Expenses:
Operation --
  Fuel                                                                 55,596        66,772         106,720        126,974
  Purchased power --
    Non-affiliates                                                      4,511         4,416          11,328          7,257
    Affiliates                                                         17,755        10,387          38,087         17,793
Other                                                                  49,743        37,103          84,906         72,464
Maintenance                                                            18,751        20,606          33,011         41,277
Depreciation and amortization                                          13,902        13,918          26,975         28,430
Taxes other than income taxes                                          13,716        13,719          27,083         26,911
                                                                     --------      --------        --------       --------
Total operating expenses                                              173,974       166,921         328,110        321,106
                                                                     --------      --------        --------       --------
Operating Income                                                       90,386        38,457         130,136         67,330
Other Income and (Expense):
Interest expense                                                       (3,767)       (4,279)         (7,537)        (9,325)
Distributions on preferred securities of subsidiary                      (630)       (1,022)         (1,260)        (1,770)
Other income (expense), net                                               753         1,152             765          1,345
                                                                     --------      --------        --------       --------
Total other income and (expense)                                       (3,644)       (4,149)         (8,032)        (9,750)
                                                                     --------      --------        --------       --------
Earnings Before Income Taxes                                           86,742        34,308         122,104         57,580
Income taxes                                                           33,179        13,016          46,642         21,803
                                                                     --------      --------        --------       --------
Net Income                                                             53,563        21,292          75,462         35,777
Dividends on Preferred Stock                                              504           504           1,007          1,007
                                                                     --------      --------        --------       --------
Net Income After Dividends on Preferred Stock                        $ 53,059     $  20,788        $ 74,455       $ 34,770
                                                                     ========     =========        ========      =========








The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

                                                        MISSISSIPPI POWER COMPANY
                                               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                   For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2003          2002
                                                                                                   -----         -----
                                                                                                         (in thousands)
Operating Activities:
Net income                                                                                         $  75,462       $  35,777
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                                    31,046          30,486
     Deferred income taxes and investment tax credits, net                                             1,623          (6,021)
     Other, net                                                                                       12,676           5,953
     Changes in certain current assets and liabilities --
       Receivables, net                                                                               12,950           3,463
       Fossil fuel stock                                                                              (6,723)         (1,768)
       Materials and supplies                                                                            143          (1,092)
       Other current assets                                                                             (484)         (5,487)
       Accounts payable                                                                              (40,330)        (13,723)
       Taxes accrued                                                                                  14,463           7,666
       Other current liabilities                                                                     (16,025)          8,500
                                                                                                   ---------       ---------
Net cash provided from operating activities                                                           84,801          63,754
                                                                                                   ---------       ---------
Investing Activities:
Gross property additions                                                                             (26,566)        (36,813)
Other                                                                                                 (1,317)        (10,713)
                                                                                                   ---------       ---------
Net cash used for investing activities                                                               (27,883)        (47,526)
                                                                                                   ---------       ---------
Financing Activities:
Increase (decrease) in notes payable, net                                                                  -           9,922
Proceeds --
   Senior notes                                                                                       90,000          80,000
   Preferred securities                                                                                    -          35,000
   Capital contributions from parent company                                                           1,956             682
Redemptions --
   First mortgage bonds                                                                              (33,350)           (650)
   Pollution control bonds                                                                              (850)              -
   Senior notes                                                                                      (86,628)        (80,190)
   Preferred securities                                                                                    -         (35,000)
Payment of preferred stock dividends                                                                  (1,007)         (1,007)
Payment of common stock dividends                                                                    (33,000)        (31,750)
Other                                                                                                 (1,185)            106
                                                                                                   ---------       ---------
Net cash used for financing activities                                                               (64,064)        (22,887)
                                                                                                   ---------       ---------
Net Change in Cash and Cash Equivalents                                                               (7,146)         (6,659)
Cash and Cash Equivalents at Beginning of Period                                                      62,695          18,950
                                                                                                   ---------       ---------
Cash and Cash Equivalents at End of Period                                                         $  55,549       $  12,291
                                                                                                   =========       =========
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest                                                                                          $10,413          $7,490
   Income taxes (net of refunds)                                                                      $6,073          $7,231



 The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.




                                                       MISSISSIPPI POWER COMPANY
                                                  CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                   At June 30,           At December 31,
Assets                                                                                 2003                   2002
--------                                                                          ------------           ---------------
                                                                                                (in thousands)

Current Assets:
Cash and cash equivalents                                                         $    55,549             $    62,695
Receivables --
  Customer accounts receivable                                                         38,151                  31,136
  Unbilled revenues                                                                    21,215                  18,434
  Under recovered regulatory clause revenues                                           14,695                  27,233
  Other accounts and notes receivable                                                   6,112                   8,056
  Affiliated companies                                                                 12,596                  20,674
  Accumulated provision for uncollectible accounts                                       (902)                   (718)
Fossil fuel stock, at average cost                                                     34,026                  27,303
Materials and supplies, at average cost                                                21,920                  22,063
Assets from risk management activities                                                  9,568                  13,061
Deferred income tax assets                                                             15,174                  18,675
Other                                                                                  11,445                   7,469
                                                                                  -----------             -----------
Total current assets                                                                  239,549                 256,081
                                                                                  -----------             -----------
Property, Plant, and Equipment:
In service                                                                          1,800,392               1,786,378
Less accumulated provision for depreciation                                           740,374                 722,231
                                                                                  -----------             -----------
                                                                                    1,060,018               1,064,147
Construction work in progress                                                          37,246                  34,065
                                                                                  -----------             -----------
Total property, plant, and equipment                                                1,097,264               1,098,212
                                                                                  -----------             -----------
Other Property and Investments                                                          1,809                   1,768
                                                                                  -----------             -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                               12,332                  12,617
Prepaid pension costs                                                                  16,243                  14,993
Unamortized debt issuance expense                                                       2,503                   4,304
Unamortized premium on reacquired debt                                                 10,617                   7,776
Other                                                                                  39,063                  16,415
                                                                                  -----------             -----------
Total deferred charges and other assets                                                80,758                  56,105
                                                                                  -----------             -----------
Total Assets                                                                      $ 1,419,380             $ 1,412,166
                                                                                  ===========             ===========



The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.





                                                    MISSISSIPPI POWER COMPANY
                                                  CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                  At June 30,           At December 31,
Liabilities and Stockholder's Equity                                                  2003                   2002
------------------------------------                                             -------------        -----------------
                                                                                               (in thousands)

Current Liabilities:
Securities due within one year                                                    $    80,000             $    69,200
Accounts payable --
  Affiliated                                                                           17,679                  22,396
  Other                                                                                58,217                  91,710
Customer deposits                                                                       7,307                   6,855
Taxes accrued --
  Income taxes                                                                         44,938                  12,042
  Other                                                                                23,031                  41,464
Interest accrued                                                                        3,561                   6,562
Vacation pay accrued                                                                    5,782                   5,782
Regulatory clauses over recovery                                                       24,397                  35,680
Deferred revenue                                                                       14,052                       -
Other                                                                                   8,607                   8,504
                                                                                  -----------             -----------
Total current liabilities                                                             287,571                 300,195
                                                                                  -----------             -----------
Long-term debt                                                                        202,483                 243,715
                                                                                  -----------             -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                     144,937                 146,631
Deferred credits related to income taxes                                               24,340                  20,798
Accumulated deferred investment tax credits                                            20,448                  21,054
Employee benefits provisions                                                           51,076                  49,869
Residual value guarantee                                                               15,699                       -
Other                                                                                  44,653                  45,142
                                                                                  -----------             -----------
Total deferred credits and other liabilities                                          301,153                 283,494
                                                                                  -----------             -----------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding company junior
  subordinated notes                                                                   35,000                  35,000
                                                                                  -----------             -----------
Preferred stock                                                                        31,809                  31,809
                                                                                  -----------             -----------
Common Stockholder's Equity:
Common stock, without par value --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares                                                       37,691                  37,691
Paid-in capital                                                                       287,236                 285,280
Premium on preferred stock                                                                326                     326
Retained earnings                                                                     237,375                 195,920
Accumulated other comprehensive loss                                                   (1,264)                 (1,264)
                                                                                  -----------             -----------
Total common stockholder's equity                                                     561,364                 517,953
                                                                                  -----------             -----------
Total Liabilities and Stockholder's Equity                                        $ 1,419,380             $ 1,412,166
                                                                                  ===========             ===========




The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.


                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2003 vs. SECOND QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Mississippi Power's net income after dividends on preferred stock for the second quarter and year-to-date 2003 was $53.1 million and $74.5 million, respectively, compared to $20.8 million and $34.8 million for the corresponding periods of 2002. Earnings increased by $32.3 million, or 155.2%, in the second quarter 2003 and $39.7 million, or 114.1%, year-to-date 2003 due primarily to a pre-tax gain of $62 million related to the termination of a PPA with Dynegy. Reference is made to Note (M) to the Condensed Financial Statements herein for additional information regarding the termination of this PPA.

     Significant income statement items appropriate for discussion include the following:

                                                                        Increase (Decrease)
                                                --------------------------------------------------------------------
                                                          Second Quarter                      Year-To-Date
                                                ------------------------------------ -------------------------------
                                                   (in thousands)           %          (in thousands)          %

Retail sales..................................    $   (4,543)             (3.3)        $   (9,040)          (3.5)
Sales for resale - non-affiliates.............         7,138              13.7             25,411           24.4
Sale for resale - affiliates..................        (4,791)            (45.8)            (8,181)         (40.8)
Contract termination..........................        62,111               N/M             62,111            N/M
Fuel expense..................................       (11,176)            (16.7)           (20,254)         (16.0)
Purchased power - non-affiliates..............            95               2.2              4,071           56.1
Purchased power - affiliates..................         7,368              70.9             20,294          114.1
Other operation expense.......................        12,640              34.1             12,442           17.2
Maintenance expense...........................        (1,855)             (9.0)            (8,266)         (20.0)

N/M  Not meaningful

     Retail sales. Retail sales revenue decreased by $4.5 million, or 3.3%, in the second quarter 2003 and $9 million, or 3.5%, year-to-date 2003 when compared to the same periods in 2002. During the second quarter and year-to-date 2003, retail sales revenues were down due mainly to decreased energy sales to residential and industrial customers. The primary reasons for these decreases in energy sales were milder weather and the continued economic slowdown in Mississippi Power's service area.

     Sales for resale - non-affiliates. In the second quarter and year-to-date 2003, sales for resale to non-affiliates increased when compared to the same periods in 2002 mainly due to increased prices associated with non-territorial energy sales.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power's retail and wholesale fuel cost recovery clauses.

     Contract termination. In the second quarter and year-to-date 2003, this item reflects the $62 million of revenues recorded upon the termination of a PPA with Dynegy. Reference is made to Note (M) to the Condensed Financial Statements herein for additional information.

     Fuel expense and Purchased power - non-affiliates. During the second quarter and year-to-date 2003, fuel expense decreased and purchased power from non-affiliates increased when compared to the same periods in 2002 due to opportunities to purchase some power more economically than to generate it and due to a 1.5% reduction in demand for energy on a year-to-date basis. Since energy expenses are generally offset by energy revenues through Mississippi Power's retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.

     Other operation expense. The increases in this item during the second quarter and year-to-date 2003 when compared to the corresponding periods in 2002 were caused primarily by the costs incurred in conjunction with restructuring the lease agreement for the combined cycle generating units at Plant Daniel. Reference is made to Note (R) to the Condensed Financial Statements herein for additional information.

     Maintenance expense. In the second quarter and year-to-date 2003, maintenance expenses were down when compared to the same periods in 2002 primarily due to scheduled maintenance performed at Plant Watson and Plant Daniel in 2002.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Mississippi Power's 2003 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 18, 2003 and resulted in a slight increase in rates effective April 2003. Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot continue to be recovered. For additional information about these issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Mississippi Power in the Form 10-K. Reference is made to Note (E) to the Condensed Financial Statements herein for information regarding a recent ruling by the U.S. Court of Appeals for the Eleventh Circuit.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Mississippi Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the other FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Mississippi Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Note (M) to the Condensed Financial Statements herein for information regarding a one-time gain of $38 million upon the amendment and termination of a PPA between Dynegy and Mississippi Power. In accordance with the amended PPA, Mississippi Power will recognize capacity revenues totaling approximately $8.8 million for the period from June through October 2003. Under the original terms of the PPAs, Mississippi Power would have recognized revenue of approximately $1.8 million for the remaining period of 2003 following the termination. Also as a result of this PPA termination, Mississippi Power continues to review alternatives for remarketing this capacity. The final outcome of this matter cannot now be determined.

     Reference is made to Notes (A), (E), (H), (M), (Q) and (R) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

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

     Additionally, Mississippi Power accounts for its lease of two generating units at Plant Daniel totaling 1,064 megawatts of capacity as an operating lease. Reference is made to Note (R) of the Condensed Financial Statements herein for an explanation of the restructuring activity that took place during the second quarter of 2003 to allow for continued off-balance sheet accounting treatment. Effective July 1, 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" would have required Mississippi Power to consolidate the assets and liabilities of Escatawpa Funding, Limited Partnership ("Escatawpa"), the special purpose entity, from which Mississippi Power leased the units. Under the restructured lease with Juniper Capital, consolidation is not required.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Mississippi Power accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002. In accordance with FASB Interpretation No. 45, Mississippi Power has recorded a $16 million liability for the fair value of its residual value guarantee associated with the lease of two generating units at Plant Daniel.

     FASB Interpretation No. 46 requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. On July 1, 2003, Mississippi Power adopted Interpretation No. 46 with no financial statement impact following the completion of restructuring the lease arrangement for the combined cycle generating units at Plant Daniel. See Financial Condition
- "Off-Balance Sheet Financing Arrangements" and Note (R) to the Condensed Financial Statements herein for further information on the lease restructuring.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003 for calendar year companies. In accordance with Statement No. 150, Mississippi Power reclassified $35 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have a material effect on Mississippi Power's Statements of Income and Cash Flows.


FINANCIAL CONDITION

Overview

Major changes in Mississippi Power's financial condition during the first six months of 2003 included the addition of approximately $26.6 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See Mississippi Power's Condensed Statements of Cash Flows herein for further details.

Off-Balance Sheet Financing Arrangements

In May 2001, Mississippi Power began the initial 10-year term of an operating lease agreement with Escatawpa, a special purpose entity, to use a combined-cycle generating facility located at Mississippi Power's Plant Daniel. The facility cost approximately $370 million. Reference is made to Note 8 to the financial statements of Mississippi Power in Item 8 of the Form 10-K under "Lease Agreements", "Critical Policies" above and Note (R) to the Condensed Financial Statements herein for additional information. In June 2003, Escatawpa sold its ownership interests in the facility to Juniper Capital L.P. ("Juniper"). Simultaneously, Juniper entered into a restructured lease agreement with Mississippi Power. The terms of the lease with Juniper are substantially the same as the lease with Escatawpa. In accordance with FASB Interpretation No. 46, Mississippi Power is not required to consolidate the leased assets and related liabilities. Furthermore, the restructured lease agreement is an operating lease under FASB Statement No. 13, "Accounting for Leases."
Accordingly, the lease is not reflected on the condensed balance sheet of Mississippi Power.

Credit Rating Risk

Mississippi Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain fixed-price physical gas purchase contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade; however, at June 30, 2003, this exposure was immaterial.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Mississippi Power has also implemented retail fuel hedging programs at the instruction of its PSC and wholesale fuel hedging programs under agreements with wholesale customers. The fair value of derivative, fuel and energy contracts was as follows:

                                            Second Quarter
                                                 2003             Year-to-Date
                                               Changes              Changes
    ---------------------------------- ----------------------------------------
                                                         Fair Value
     ---------------------------------- ----------------------------------------
                                                        (in thousands)
    Contracts beginning of period            $13,306                  $12,864
    Contracts realized or settled             (5,176)                  (9,327)
    New contracts at inception                     -                         -
    Changes in valuation techniques                -                         -
    Current period changes                       579                     5,172
    ---------------------------------- ------------------------ ---------------
    Contracts at June 30, 2003                $8,709                    $8,709
    ================================== ======================== ===============


                                          Source of June 30, 2003
                                             Valuation Prices
    --------------------------- --------------- ---------------------------
                                     Total                Maturity
                                                ---------------------------
                                  Fair Value       Year 1       1-3 Years
    --------------------------- -------------------------------------------
                                                    (in thousands)
    Actively quoted                $8,709          $8,646           $63
    External sources                   -                -             -
    Models and other methods           -                -             -
    --------------------------- --------------- ------------- -------------
    Contracts at June 30, 2003     $8,709          $8,646           $63
    =========================== =============== ============= =============

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail and wholesale fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Mississippi Power's energy cost management clauses. Reference is made to Note 1 to the financial statements of Mississippi Power under "Financial Instruments" in Item 8 of the Form 10-K regarding the respective approvals of the retail and wholesale energy cost management clauses. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At June 30, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:
                                                      Amounts
     --------------------------------------- --------------------
                                                (in thousands)
     Regulatory liabilities, net                      $8,752
     Other comprehensive income                            -
     Net loss                                            (43)
     --------------------------------------- -------------------------
     Total fair value                                 $8,709
     ======================================= =========================

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     For the quarter and year-to-date periods ended June 30, 2003 and 2002, the realized gains and losses recognized in income were immaterial.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of Mississippi Power in the Form 10-K and Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K.

Financing Activities

In April 2003, Mississippi Power issued $90 million of Series E 5-5/8% Senior Notes due May 1, 2033. The proceeds from this sale were used to repay at maturity $35 million of Mississippi Power's Series B 6.05% Senior Notes due May 1, 2003, to redeem the $51.6 million outstanding principal amount of Mississippi Power's Series A 6.75% Senior Insured Quarterly Notes due June 30, 2038 and to repay a portion of Mississippi Power's outstanding short-term indebtedness.

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

     Mississippi Power's current liabilities exceed current assets due to scheduled maturities of long-term debt.

     To meet short-term cash needs and contingencies, Mississippi Power had at June 30, 2003 approximately $55.5 million of cash and cash equivalents and $99.5 million of unused committed credit arrangements with banks that expire in 2003 and 2004. Approximately $37 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration date. The credit arrangements provide liquidity support to Mississippi Power's obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At June 30, 2003, Mississippi Power had no outstanding commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                                     CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                    For the Three Months           For the Six Months
                                                                       Ended June 30,                Ended June 30,
                                                                    2003           2002           2003           2002
                                                                   -------        ------         -----          ------
                                                                      (in thousands)                (in thousands)
Operating Revenues:

Retail sales                                                          $75,468        $74,293       $139,014       $129,240
Sales for resale --
  Non-affiliates                                                        1,773          2,097          3,807          3,030
  Affiliates                                                              912          1,264          3,236          2,162
Other revenues                                                            757            706          1,835          1,306
                                                                      -------        -------       --------       --------
Total operating revenues                                               78,910         78,360        147,892        135,738
                                                                      -------        -------       --------       --------
Operating Expenses:
Operation --
  Fuel                                                                 12,594         14,148         24,019         23,076
  Purchased power --
    Non-affiliates                                                      1,390          2,067          3,402          3,134
    Affiliates                                                         22,080         17,396         41,093         29,523
  Other                                                                13,882         12,926         26,981         25,998
Maintenance                                                             6,689          7,447         12,599         12,772
Depreciation and amortization                                           5,088          6,079         10,149         12,588
Taxes other than income taxes                                           3,652          3,703          7,099          7,188
                                                                      -------        -------       --------       --------
Total operating expenses                                               65,375         63,766        125,342        114,279
                                                                      -------        -------       --------       --------
Operating Income                                                       13,535         14,594         22,550         21,459
Other Income and (Expense):
Interest expense, net of amounts capitalized                           (2,473)        (2,705)        (5,094)        (5,474)
Distributions on preferred securities of subsidiary                      (685)          (685)        (1,370)        (1,370)
Other income (expense), net                                              (361)            93           (570)          (533)
                                                                      -------        -------       --------       --------
Total other income and (expense)                                       (3,519)        (3,297)        (7,034)        (7,377)
                                                                      -------        -------       --------       --------
Earnings Before Income Taxes                                           10,016         11,297         15,516         14,082
Income taxes                                                            3,720          4,262          5,711          5,245
                                                                      -------      ---------       --------       --------
Net Income                                                            $ 6,296      $   7,035       $  9,805       $  8,837
                                                                      =======      =========       ========       ========











The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.



                                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                             2003           2002
                                                                                           --------      --------
                                                                                                (in thousands)
Operating Activities:
Net income                                                                               $   9,805      $   8,837
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                          11,197         12,968
     Deferred income taxes and investment tax credits, net                                     521         (6,056)
     Pension, postretirement, and other employee benefits                                    3,203          3,153
     Other, net                                                                              4,085         (3,188)
     Changes in certain current assets and liabilities --
       Receivables, net                                                                     (3,986)         2,207
       Fossil fuel stock                                                                    (1,951)         1,056
       Materials and supplies                                                                 (278)         3,712
       Other current assets                                                                  2,469         (3,150)
       Accounts payable                                                                     (4,168)         4,120
       Taxes accrued                                                                         2,044           (561)
       Other current liabilities                                                            (5,808)         2,067
                                                                                         ---------       --------
Net cash provided from operating activities                                                 17,133         25,165
                                                                                         ---------       --------
Investing Activities:
Gross property additions                                                                   (19,557)       (20,432)
Other                                                                                          298            510
                                                                                         ---------       --------
Net cash used for investing activities                                                     (19,259)       (19,922)
                                                                                         ---------       --------
Financing Activities:
Increase in notes payable, net                                                              29,054          4,351
Proceeds --
   Pollution control bonds                                                                  13,870              -
   Other long-term debt                                                                          -            159
   Capital contributions from parent company                                                 5,860          1,267
Redemptions --
   First mortgage bonds                                                                          -           (436)
   Pollution control bonds                                                                 (13,870)             -
   Senior notes                                                                            (20,000)             -
   Other long-term debt                                                                       (463)             -
Payment of common stock dividends                                                          (11,500)       (11,350)
Other                                                                                         (149)           (25)
                                                                                         ---------       --------
Net cash provided from (used for) financing activities                                       2,802         (6,034)
                                                                                         ---------       --------
Net Change in Cash and Cash Equivalents                                                        676           (791)
Cash and Cash Equivalents at Beginning of Period                                             3,978          2,391
                                                                                         ---------       --------
Cash and Cash Equivalents at End of Period                                               $   4,654       $  1,600
                                                                                         =========       ========
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of $113 and $148 capitalized for 2003 and 2002, respectively)              $5,946         $5,536
   Income taxes (net of refunds)                                                              $403        $15,148




The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.




                                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                                        CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                At June 30,         At December 31,
Assets                                                                             2003                  2002
------                                                                          ----------          ---------------
                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                        $   4,654             $   3,978
Receivables --
  Customer accounts receivable                                                      24,264                22,631
  Unbilled revenues                                                                 13,474                11,531
  Other accounts and notes receivable                                                1,711                 2,937
  Affiliated companies                                                               2,792                 1,102
  Accumulated provision for uncollectible accounts                                    (735)                 (682)
Fossil fuel stock, at average cost                                                  10,280                 8,328
Materials and supplies, at average cost                                              9,864                 9,586
Prepaid taxes                                                                       22,385                24,414
Other                                                                                2,522                 2,066
                                                                                 ---------             ---------
Total current assets                                                                91,211                85,891
                                                                                 ---------             ---------
Property, Plant, and Equipment:
In service                                                                         894,856               880,604
Less accumulated provision for depreciation                                        428,014               416,232
                                                                                 ---------             ---------
                                                                                   466,842               464,372
Construction work in progress                                                       11,722                 6,082
                                                                                 ---------             ---------
Total property, plant, and equipment                                               478,564               470,454
                                                                                 ---------             ---------
Other Property and Investments                                                       2,117                 3,648
                                                                                 ---------             ---------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                            10,886                11,692
Cash surrender value of life insurance for deferred compensation plans              22,147                21,943
Unamortized debt issuance expense                                                    3,767                 3,757
Unamortized premium on reacquired debt                                               7,835                 8,103
Other                                                                               15,117                11,717
                                                                                 ---------             ---------
Total deferred charges and other assets                                             59,752                57,212
                                                                                 ---------             ---------
Total Assets                                                                     $ 631,644             $ 617,205
                                                                                 =========             ========-









The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.


                                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                                        CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                       At June 30,         At December 31,
Liabilities and Stockholder's Equity                                                      2003                  2002
------------------------------------                                                   ------------        ---------------
                                                                                                  (in thousands)
Current Liabilities:
Securities due within one year                                                            $     875             $  20,892
Notes payable                                                                                31,951                 2,897
Accounts payable --
  Affiliated                                                                                 11,172                 7,889
  Other                                                                                       7,122                15,769
Customer deposits                                                                             6,882                 6,781
Taxes accrued --
  Income taxes                                                                                1,311                   311
  Other                                                                                       4,361                 3,317
Interest accrued                                                                              3,039                 3,268
Vacation pay accrued                                                                          2,481                 2,427
Other                                                                                         9,499                15,233
                                                                                          ---------             ---------
Total current liabilities                                                                    78,693                78,784
                                                                                          ---------             ---------
Long-term debt                                                                              167,606               168,052
                                                                                          ---------             ---------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            80,933                78,970
Deferred credits related to income taxes                                                     11,093                12,445
Accumulated deferred investment tax credits                                                   8,957                 9,289
Employee benefits provisions                                                                 36,821                33,619
Other                                                                                        23,572                16,242
                                                                                          ---------             ---------
Total deferred credits and other liabilities                                                161,376               150,565
                                                                                          ---------             ---------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                         40,000                40,000
                                                                                          ---------             ---------
Common Stockholder's Equity:
Common stock, par value $5 per share --
   Authorized  - 16,000,000 shares
   Outstanding - 10,844,635 shares
   Par value                                                                                 54,223                54,223
Paid-in capital                                                                              22,637                16,776
Retained earnings                                                                           108,353               110,049
Accumulated other comprehensive loss                                                         (1,244)               (1,244)
                                                                                          ---------             ---------
Total common stockholder's equity                                                           183,969               179,804
                                                                                          ---------             ---------
Total Liabilities and Stockholder's Equity                                                $ 631,644             $ 617,205
                                                                                          =========             =========







The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2003 vs. SECOND QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Savannah Electric's net income for the second quarter and year-to-date 2003 was $6.3 million and $9.8 million, respectively, compared to $7 million and $8.8 million for the corresponding periods of 2002. Earnings in the second quarter were down $0.7 million, or 10.5%, due primarily to higher operating expenses. Year-to-date 2003 earnings were up by $1 million, or 11%, as a result of higher operating revenues and lower interest expenses, which were partially offset by higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                        Increase (Decrease)
                                                --------------------------------------------------------------------
                                                          Second Quarter                      Year-To-Date
                                                ------------------------------------ -------------------------------
                                                   (in thousands)           %          (in thousands)          %
Retail sales..................................    $    1,175               1.6         $    9,774            7.6
Sales for resale - non-affiliates.............          (324)            (15.5)               777           25.6
Sale for resale - affiliates..................          (352)            (27.8)             1,074           49.7
Fuel expense..................................        (1,554)            (11.0)               943            4.1
Purchased power - non-affiliates..............          (677)            (32.8)               268           8.6
Purchased power - affiliates..................         4,684              26.9             11,570           39.2
Other operation expense.......................           956               7.4                983            3.8
Maintenance expense...........................          (758)            (10.2)              (173)          (1.4)
Depreciation and amortization.................          (991)            (16.3)            (2,439)         (19.4)
Interest expense, net of amounts
   capitalized................................          (232)             (8.6)              (380)          (6.9)

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue decreased by $0.5 million, or 1.1%, in the second quarter 2003 and increased by $2.2 million, or 2.7%, year-to-date 2003 when compared to the corresponding periods in 2002. The second quarter 2003 decrease is primarily due to a 5.8% decrease in energy sales to retail customers. Residential and commercial energy sales were down by 8.8% and 6.4%, respectively, reflecting milder-than-normal temperatures and industrial energy sales were up 3.6% when compared to the same period in 2002. The year-to-date 2003 increase is primarily a result of the base rate increase that took effect in June 2002. Year-to-date 2003, energy sales to industrial customers were higher by 10.2% in contrast to energy sales to residential and commercial customers that were down by 0.3% and 2.5%, respectively. The increases in energy sales to the industrial sector are attributed to increased usage by several industrial customers. Residential and commercial energy sales were down slightly reflecting milder than normal weather.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - non-affiliates. The decrease in the second quarter 2003 is mainly due to lower demand for energy by these non-affiliated customers when compared to the same period in 2002. Year-to-date 2003 sales for resale to non-affiliates increased when compared to the same period in 2002 primarily due to increased demand for energy by non-affiliates. These transactions do not have a significant impact on earnings since the energy is usually sold at marginal cost.

     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.

     Fuel expense. The second quarter 2003 decrease in fuel expense is primarily due to lower demand as compared to the corresponding period in 2002. Fuel expense increased year-to-date 2003 due primarily to increased generation related to the higher demand for energy in the first quarter 2003. Since fuel expenses are generally offset by fuel revenues through Savannah Electric's fuel cost recovery clause, these expenses do not have a significant impact on net income.

     Purchased power - non-affiliates. In the second quarter 2003, purchased power from non-affiliates decreased due to reduced demand for energy from non-affiliates. Year-to-date 2003 purchased power from non-affiliates increased because of the opportunity to purchase this energy at a cost lower than self-generation in the first quarter 2003 as compared to the same period in 2002. These transactions do not have a significant impact on earnings, as energy costs are generally recovered through Savannah Electric's fuel cost recovery clause.

     Purchased power - affiliates. The increases in purchased power from affiliates in the second quarter and year-to-date 2003 were directly related to the new PPA with Southern Power which became effective June 2002. The annual capacity costs of this PPA are approximately $14.0 million. Capacity costs of purchased power are generally recovered through base rates and the energy component is recovered through the fuel cost recovery clause. Purchased power from affiliates also includes energy purchases which will vary depending on demand and cost of generation resources at each company. These energy costs are recovered through the fuel cost recovery clause and have no significant impact on earnings.

     Other operation expense. The increases for the second quarter and year-to-date 2003 are attributed to an increase in administrative and general expenses primarily relating to employee benefits and to new marketing programs when compared to the same periods in the prior year.

     Maintenance expense. The decreases in the second quarter and year-to-date 2003 are related to scheduled maintenance outages at one of Savannah Electric's steam plants.

     Depreciation and amortization. During the second quarter and year-to-date 2003, this item decreased mainly due to discontinued accelerated depreciation and the amortization of the related regulatory liability that began in June 2002, in accordance with the 2002 base rate order.

     Interest expense, net of amounts capitalized. This expense decreased in the second quarter and year-to-date 2003 as a result of a lower amount of debt outstanding and lower interest rates when compared to the corresponding periods in 2002.

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

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Savannah Electric in the Form 10-K. Reference is made to Note (E) to the Condensed Financial Statements herein for information regarding a recent ruling by the U.S. Court of Appeals for the Eleventh Circuit.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Savannah Electric in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the other FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Savannah Electric's revenues, expenses, assets, and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Savannah Electric in the Form 10-K for information on plans to retire a 102 megawatt peaking facility in May 2005 and a fifteen-year PPA with Southern Power to purchase 200 megawatts of capacity beginning in June 2005 from the planned combined-cycle plant at Plant McIntosh to be built and owned by Southern Power. The annual capacity cost is expected to be approximately $14.5 million. Reference is made to Note (P) to the Condensed Financial Statements herein for information regarding the FERC approval process for this PPA.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (A), (E), (H) and (P) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Savannah Electric's significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. Savannah Electric's critical accounting policy involves rate regulation. Savannah Electric is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Savannah Electric's operations is no longer subject to these provisions, Savannah Electric would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Savannah Electric accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003 for calendar year companies. In accordance with Statement No. 150, Savannah Electric reclassified $40 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have a material effect on Savannah Electric's Statements of Income and Cash Flows.


FINANCIAL CONDITION

Overview

Major changes in Savannah Electric's financial condition during the first six months of 2003 included the addition of approximately $19.6 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and the issuance of securities. See Savannah Electric's Condensed Statements of Cash Flows herein for further details.

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

     Due to cost-based rate regulations, Savannah Electric has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Savannah Electric enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Savannah Electric has also implemented a retail fuel hedging program at the instruction of the Georgia PSC. The fair value of derivative energy contracts at June 30, 2003 was as follows:

                                           Second Quarter
                                                2003             Year-to-Date
                                              Changes              Changes
    --------------------------------- ----------------------------------------
                                                         Fair Value
    --------------------------------- ----------------------------------------
                                                      (in thousands)
    Contracts beginning of period            $1,270                 $     626
    Contracts realized or settled            (1,130)                   (1,130)
    New contracts at inception                    -                         -
    Changes in valuation techniques               -                         -
    Current period changes                       37                       681
    --------------------------------- ------------------------ ---------------
    Contracts at June 30, 2003                 $177                      $177
    ================================= ======================== ===============


                                                 Source of June 30, 2003
                                                    Valuation Prices
     ------------------------------ ------------- -----------------------------
                                          Total             Maturity
                                                  -----------------------------
                                       Fair Value    Year 1        1-3 Years
      ------------------------------ -------------------------------------------
                                                      (in thousands)
     Actively quoted                     $177          $537          $(360)
     External sources                      -              -              -
     Models and other methods              -              -              -
     ------------------------------ ------------- -------------- --------------
     Contracts at June 30, 2003          $177          $537          $(360)
     ============================== ============= ============== ==============

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. At June 30, 2003, Savannah Electric had approximately $0.2 million in regulatory liabilities related to unrealized gains on mark to market derivative contracts associated with its fuel hedging programs. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. For the three months and six months ended June 30, 2003 and 2002, these amounts were not material.

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

Financing Activities

In February 2003, Savannah Electric sold through a public authority an aggregate principal amount of $13.87 million of variable rate Pollution Control Revenue Bonds, Series 2003 due February 1, 2038. The proceeds from this sale, together with any investment proceeds and other moneys of Savannah Electric, were used to redeem $13.87 million aggregate principal amount of Pollution Control Revenue Bonds, Series 1997. The 2003 bonds will bear interest at a rate to be determined by the auction rate process.

     In July 2003, Savannah Electric entered a swap to hedge interest payments associated with an anticipated debt issuance planned in December 2003. The swap is for a notional amount of $25 million at a fixed interest rate of 5.025% and matures in December 2013.

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

     To meet short-term cash needs and contingencies, Savannah Electric had at June 30, 2003 approximately $4.7 million of cash and cash equivalents and $55 million of unused committed credit arrangements with banks, of which $31 million expires in 2003 and $24 million expires in 2004 and beyond. Of the unused credit arrangements expiring in 2003 and 2004, $30 million includes either one or two year term loan options executable at the expiration date. The credit arrangements provide liquidity support to some of Savannah Electric's obligations with respect to its variable rate debt and its commercial paper. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At June 30, 2003, Savannah Electric had $32 million of outstanding commercial paper. Since Savannah Electric has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

                             SOUTHERN POWER COMPANY


                                                         SOUTHERN POWER COMPANY
                                               CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                              For the Three Months                 For the Six Months
                                                                 Ended June 30,                      Ended June 30,
                                                             2003             2002                 2003             2002
                                                             -----            ------               -----          -------
                                                                   (in thousands)                      (in thousands)

Operating Revenues:
Sales for resale --
  Non-affiliates                                              $  68,997         $  25,355         $119,266          $  42,842
  Affiliates                                                     86,079            32,337          141,369             34,147
Contract termination                                             80,000                 -           80,000                  -
Other revenues                                                    3,205                85            5,085                 87
                                                              ---------         ---------         --------          ---------
Total Operating Revenues                                        238,281            57,777          345,720             77,076
Operating Expenses:
Operation --
  Fuel                                                           35,198            19,173           55,236             21,165
  Purchased power --
    Non-affiliates                                               16,237             7,611           31,560             10,725
    Affiliates                                                   31,670             3,421           49,602              4,791
  Other                                                          12,327             6,213           18,235              8,402
Maintenance                                                         303               801            2,480                871
Depreciation and amortization                                     8,062             3,484           14,606              5,485
Taxes other than income taxes                                     2,063               802            3,363              1,503
                                                              ---------         ---------         --------          ---------
Total operating expenses                                        105,860            41,505          175,082             52,942
                                                              ---------         ---------         --------          ---------
Operating Income                                                132,421            16,272          170,638             24,134
Other Income and (Expense):
Interest expense, net of amounts capitalized                     (2,944)           (1,195)          (4,343)            (1,195)
Other income (expense), net                                        (174)             (624)             129             (1,220)
                                                              ---------         ---------         --------          ---------
Total other income and (expense)                                 (3,118)           (1,819)          (4,214)            (2,415)
                                                              ---------         ---------         --------          ---------
Earnings Before Income Taxes                                    129,303            14,453          166,424             21,719
Income taxes                                                     50,013             5,595           64,376              8,406
                                                              ---------         ---------         --------          ---------
Earnings Before Cumulative Effect of
  Accounting Change                                              79,290             8,858          102,048             13,313
Cumulative effect of accounting change --
  less income taxes of $231 thousand                                  -                 -              367                  -
                                                              ---------         ---------         --------          ---------
Net Income                                                    $  79,290         $   8,858         $102,415          $  13,313
                                                              =========         =========         ========          =========



The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.


                                                       SOUTHERN POWER COMPANY
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  For the Six Months
                                                                                                     Ended June 30,
                                                                                                   2003           2002
                                                                                                  -----         ------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                      $   102,415        $  13,313
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                                   13,924            6,871
     Deferred income taxes and investment tax credits, net                                           10,514           (1,888)
     Deferred capacity revenues                                                                     (10,159)           4,309
     Other, net                                                                                         878            2,671
     Changes in certain current assets and liabilities --
       Receivables, net                                                                             (34,680)         (37,958)
       Fossil fuel stock                                                                              4,678              342
       Materials and supplies                                                                          (324)             663
       Other current assets                                                                          (7,287)             109
       Accounts payable                                                                              23,023           17,126
       Taxes accrued                                                                                 46,627           10,780
       Interest accrued                                                                              (3,781)           1,198
       Other current liabilities                                                                          -             (631)
                                                                                                -----------        ---------
Net cash provided from operating activities                                                         145,828           16,905
                                                                                                -----------        ---------
Investing Activities:
Gross property additions                                                                           (231,396)        (853,256)
Change in construction related payables                                                             (19,587)         (20,390)
Other                                                                                                 1,079             (333)
                                                                                                -----------        ---------
Net cash used for investing activities                                                             (249,904)        (873,979)
                                                                                                -----------        ---------
Financing Activities:
Increase in notes payable, net                                                                      488,326          185,392
Proceeds --
   Senior notes                                                                                           -          574,189
   Capital contributions from parent company                                                            385          253,772
Redemptions --
   Other long-term debt                                                                            (380,163)        (135,000)
Other                                                                                                (2,540)         (19,629)
                                                                                                -----------        ---------
Net cash provided from financing activities                                                         106,008          858,724
                                                                                                -----------        ---------
Net Change in Cash and Cash Equivalents                                                               1,932            1,650
Cash and Cash Equivalents at Beginning of Period                                                     19,474            3,711
                                                                                                -----------        ---------
Cash and Cash Equivalents at End of Period                                                      $    21,406       $    5,361
                                                                                                -----------        ---------
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of $23,890 and $13,436 capitalized for 2003 and 2002, respectively)                     $-               $-
   Income taxes (net of refunds)                                                                    $10,831             $724





The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.



                                                       SOUTHERN POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                     At June 30,          At December 31,
Assets                                                                                  2003                   2002
-----                                                                               ------------         ---------------
                                                                                               (in thousands)

Current Assets:
Cash and cash equivalents                                                         $   21,406          $     19,474
Receivables --
  Customer accounts receivable                                                         8,350                 6,609
  Affiliated companies                                                                44,494                11,555
  Accumulated provision for uncollectible accounts                                      (350)                 (350)
Fossil fuel stock, at average cost                                                     6,353                11,031
Materials and supplies, at average cost                                                6,877                 6,553
Prepayments                                                                           11,419                 8,796
Assets from risk management activities                                                 5,601                 8,386
Other                                                                                  6,232                 1,568
                                                                                  ----------          ------------
Total current assets                                                                 110,382                73,622
                                                                                  ----------          ------------
Property, Plant, and Equipment:
In service                                                                         1,668,361               896,163
Less accumulated provision for depreciation                                           35,514                21,590
                                        `                                         ----------          ------------
                                                                                   1,632,847               874,573
Construction work in progress                                                        555,136             1,082,987
                                                                                  ----------          ------------
Total property, plant, and equipment                                               2,187,983             1,957,560
                                                                                  ----------          ------------
Deferred Charges and Other Assets:
Accumulated deferred income taxes                                                     36,362                38,591
Unamortized debt issuance expense                                                     15,086                12,177
Other                                                                                  2,931                 4,026
                                                                                  ----------          ------------
Total deferred charges and other assets                                               54,379                54,794
                                                                                  ----------          ------------
Total Assets                                                                      $2,352,744          $  2,085,976
                                                                                  ==========          ============



 The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.



                                                    SOUTHERN POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                 At June 30,          At December 31,
Liabilities and Stockholder's Equity                                                2003                   2002
------------------------------------                                            -----------           --------------
                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                                 $       200           $       200
Notes payable                                                                      492,351                     -
Notes payable to parent                                                             16,663               210,488
Accounts payable --
  Affiliated                                                                        36,881                37,748
  Other                                                                              8,825                 4,522
Taxes accrued --
  Income taxes                                                                      47,046                 3,915
  Other                                                                              7,809                 4,313
Interest accrued                                                                    16,932                20,713
Other                                                                                6,305                 3,484
                                                                               -----------           -----------
Total current liabilities                                                          633,012               285,383
                                                                               -----------           -----------
Long-Term Debt:
Senior notes                                                                       575,000               575,000
Other long-term debt                                                                 1,685               382,089
Unamortized debt (discount) premium, net                                            (1,170)               (1,210)
                                                                               -----------           -----------
Long-term debt                                                                     575,515               955,879
                                                                               -----------           -----------
Deferred Credits and Other Liabilities:
Obligations under risk management activities                                        92,983                63,191
Deferred capacity revenues--
  Affiliated                                                                         8,290                13,075
  Other                                                                                607                 3,147
Other--
  Affiliated                                                                        15,451                15,644
  Other                                                                                765                 3,053
                                                                               -----------           -----------
Total deferred credits and other liabilities                                       118,096                98,110
                                                                               -----------           -----------
Common Stockholder's Equity:
Common stock, par value $.01 per share --
  Authorized  - 1,000,000 shares
  Outstanding - 1,000 shares                                                             -                     -
Paid-in capital                                                                    921,615               731,230
Retained earnings                                                                  164,892                62,477
Accumulated other comprehensive loss                                               (60,386)              (47,103)
                                                                               -----------           -----------
Total common stockholder's equity                                                1,026,121               746,604
                                                                               -----------           -----------
Total Liabilities and Stockholder's Equity                                     $ 2,352,744           $ 2,085,976
                                                                               ===========           ===========







The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.


                                                        SOUTHERN POWER COMPANY
                                         CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                             For the Three Months              For the Six Months
                                                                              Ended June 30,                     Ended June 30,
                                                                        ----------------------------      -------------------------
                                                                         2003                  2002        2003               2002
                                                                         ----                  ----        ----               ----
                                                                                (in thousands)                   (in thousands)

Net Income                                                             $  79,290          $   8,858       $ 102,415      $  13,313
Other comprehensive loss:
  Changes in fair value of qualifying hedges, net of tax
    of $(6,164), $(20,285), $(8,564), $(16,397), respectively            (10,154)           (32,194)        (13,987)       (26,192)
  Less: Reclassification adjustment for amounts included
    in net income, net of tax of $(50), $24, $116, $24, respectively         440                 38             704             38
                                                                       ---------          ---------       ---------      ---------
COMPREHENSIVE INCOME                                                   $  69,576          $ (23,298)      $  89,132      $ (12,841)
                                                                       =========          =========       =========      =========




                                                        SOUTHERN POWER COMPANY
                                  CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)

                                                                                            At                        At
                                                                                         June 30,                December 31,
                                                                                           2003                     2002
                                                                                       -----------              --------------
Balance at beginning of period                                                         $  (47,103)               $   6,689
Change in current period                                                                  (13,283)                 (53,792)
                                                                                       ----------                ---------
BALANCE AT END OF PERIOD                                                               $  (60,386)               $ (47,103)
                                                                                       ==========                =========







   The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.


                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2003 vs. SECOND QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Southern Power's net income for second quarter and year-to-date 2003 was $79.3 million and $102.4 million, respectively, compared to $8.9 million and $13.3 million for the corresponding periods of 2002. The increases in earnings of $70.4 million for the second quarter 2003 and $89.1 million year-to-date 2003 can be attributed primarily to an after-tax gain of approximately $50 million related to the termination of PPAs with Dynegy related to Plant Dahlberg Units 8 through 10 and Plant Franklin Unit 3. Reference is made to Note (M) to the Condensed Financial Statements herein for additional information regarding the termination of these PPAs. The other significant factor contributing to increased earnings is the sale of wholesale capacity and energy to affiliated and non-affiliated companies from Plant Wansley Units 6 and 7 and Plant Franklin Unit 1 beginning in June 2002, and Plant Franklin Unit 2 and Plant Harris Units 1 and 2, beginning in June 2003, along with the initiation of PPAs for those units with Alabama Power, Georgia Power and Savannah Electric.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      --------------------------------------------------------------
                                                              Second Quarter                  Year-To-Date
                                                      ------------------------------- ------------------------------
                                                       (in thousands)         %        (in thousands)          %
Sales for resale - non-affiliates................          $43,642         172.1        $   76,424          178.4
Sale for resale - affiliates.....................           53,742         166.2           107,222            N/M
Contract termination.............................           80,000           N/M            80,000            N/M
Other revenues...................................            3,120           N/M             4,998            N/M
Fuel expense.....................................           16,025          83.6            34,071          161.0
Purchased power - non-affiliates.................            8,626         113.3            20,835          194.3
Purchased power - affiliates.....................           28,249           N/M            44,811            N/M
Other operation expense..........................            6,114          98.4             9,833          117.0
Depreciation and amortization....................            4,578         131.4             9,121          166.3
Interest expense, net of amounts capitalized.....            1,749         146.4             3,148          263.4

N/M  Not meaningful


     Sales for resale - non-affiliates. During the second quarter and year-to-date 2003, sales for resale to non-affiliates increased as a result of additional wholesale capacity and energy sales to non-affiliates that resulted from commercial operation of Plant Franklin Unit 1, which was not fully obligated under a long-term PPA until June 2003, and test period energy transactions for Plant Franklin Unit 2 and Plant Harris Units 1 and 2 which were placed into commercial operation in June 2003.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         Sales for resale - affiliates. Energy and capacity sales through PPAs with Alabama Power, Georgia Power and Savannah Electric for the full six months of 2003 caused the majority of the increase in the second quarter and year-to-date 2003 when compared to the same periods in 2002. Revenues from sales to affiliated companies through the Southern Company system power pool ("Southern Pool") and energy sales under PPAs will vary depending on demand and the availability and cost of generating resources at each company within the Southern Pool.

     Contract termination. For the second quarter and year-to-date 2003, this revenue results from the $80 million received from Dynegy in May 2003 to terminate PPAs related to Plants Dahlberg and Franklin. Reference is made to Note (M) to the Condensed Financial Statements herein for further information.

     Other revenues. The increases in the second quarter and year-to-date 2003 are primarily due to scheduling and administrative fees on wholesale contracts that were not in place during the first six months of 2002.

     Fuel expense. The second quarter and year-to-date 2003 increases are primarily attributed to the full period commercial operation of units at Plant Wansley and Plant Franklin Unit 1 as well as commercial operation of new units at Plant Franklin and Plant Harris as mentioned above.

     Purchased power - non-affiliates. During the second quarter and year-to-date 2003, purchased power from non-affiliates were higher than in the same periods in 2002 mainly due to the availability of power at prices lower than Southern Power's self generation or the Southern Pool and the effects of purchase power provisions in the contracts with the electric membership cooperatives, the City of Dalton, Georgia and the North Carolina Municipal Power Authority 1.

     Purchased power - affiliates. In the second quarter and year-to-date 2003, purchased power from affiliates increased primarily due to the availability of power at prices lower than Southern Power's self-generation. Expenses from purchased power transactions will vary depending on demand, availability and the cost of generating resources accessible throughout the Southern Company system.

     Other operation expense. The second quarter and year-to-date 2003 increases result from higher administrative and general expenses due to commercial operation of Plant Wansley Units 6 and 7 and Plant Franklin Unit 1, beginning in June 2002, and Plant Franklin Unit 2 and Plant Harris Units 1 and 2, beginning in June 2003, when compared to the corresponding periods in 2002.

     Depreciation and amortization. During the second quarter and year-to-date 2003, the increases in depreciation and amortization are primarily attributed to the generating units that were placed into service in June 2002 and 2003 as compared to the same periods in the prior year.

     Interest expense, net of amounts capitalized. The increases in interest expense, net of amounts capitalized for the second quarter and year-to-date 2003, when compared to the corresponding periods in 2002 are due to the lower percentage of interest costs subject to capitalization as projects have reached completion.

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

     In June 2003, Southern Power placed Plant Franklin Unit 2 and Plant Harris Units 1 and 2 into commercial operation. Southern Power expects Plant Stanton A to be completed and placed into commercial operation during the third quarter 2003. In 2004, Southern Power's PPA with Georgia Power will begin for Plant Harris Unit 2. PPAs for the other units become effective upon commercial operation. Southern Power also has Plant McIntosh Units 10 and 11 under construction. Reference is made to Note (M) to the Condensed Financial Statements herein for information regarding a one-time gain of $50 million upon the termination of PPAs between Dynegy and Southern Power. Under the original terms of the PPAs, Southern Power would have recognized revenue of approximately $5.9 million for the remaining period of 2003 following the terminations. Because of the termination of these PPAs, Southern Power is exploring alternatives for remarketing its existing capacity and has suspended construction of Plant Franklin Unit 3. Southern Power may complete limited construction activities as needed to preserve the long-term viability of the project. Reference is also made to Note (P) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power's PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11. The final outcome of these matters cannot now be determined.

     In July 2003, Southern Power entered into a five-year contract with Piedmont Municipal Power Authority (PMPA) beginning January 1, 2006. PMPA is a full requirements provider to 10 South Carolina cities. The contract is projected to yield sales of 135 megawatts in 2006, growing to 181 megawatts in the fifth year of the contract.

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

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Southern Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the other FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is also made to Notes (A), (E), (L), (M) and (P) to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

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

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

     Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Southern Power has no legal liability for asset retirement obligations as defined by FASB Statement No. 143. Upon adoption, Southern Power recorded a cumulative effect of change in accounting principle of $0.6 million, representing previously accrued removal costs.


FINANCIAL CONDITION

Overview

The major change in Southern Power's financial condition during the first six months of 2003 was the addition of approximately $231.4 million to utility plant related to on-going construction of Southern Power's combined-cycle units. The funds for these additions were provided by Southern Power's credit facility, commercial paper program and subordinated loans from Southern Company. See Southern Power's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

Southern Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sale contracts, fixed-price physical gas purchases and agreements covering interest rate swaps and currency swaps that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At June 30, 2003, the maximum potential collateral requirements under the electricity sale contracts and financial instrument agreements were approximately $154 million. At June 30, 2003, there were no material collateral requirements for the gas purchase contracts.

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

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Southern Power has no outstanding variable rate long-term debt. To mitigate Southern Power's exposure to interest rates, it entered into interest rate swaps that were designated as cash flow hedges of interest expenses arising from the 2003 planned debt issuances. Changes in the fair values of these swaps are deferred in Other Comprehensive Income. Upon the issuance of the debt in July 2003, the swaps were settled at a loss of approximately $93.3 million that will be amortized to expense over the appropriate periods. Reference is made to Note
(L) to the Condensed Financial Statements herein for additional information. Based on Southern Power's overall interest rate exposure at June 30, 2003, including derivative and other interest-rate sensitive instruments, a near-term 100 basis-point change in interest rates would not materially affect Southern Power's financial statements. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Because energy from Southern Power's facilities is primarily sold under long-term contracts with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the PPA counterparties, Southern Power's exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the purchase or sale of fuel and electricity. In connection with the transfers of Plant Franklin in 2001 and Plant Wansley in 2002 to Southern Power, Georgia Power transferred approximately $5.6 million and $1.6 million, respectively, in derivative assets relating to electric and gas forward contracts in effect at the date of the transfers. These contracts were recorded at fair value on the date of the transfer, which was equal to Georgia Power's carrying amount. Following the transfer, these contracts are being marked to market through income until completely realized and settled in August 2003.

     Southern Power had firm purchase commitments that required payment in Euros. As a hedge against fluctuations in the exchange rate for Euros, Southern Power entered into forward contracts to purchase Euros and had designated these contracts as fair value hedges of an unrecognized firm commitment. Since the terms of these Euro contracts mirrored the purchase commitment terms, there was no ineffectiveness recognized in income. All Euro payments have been made and the gains associated with the hedges effectively reduced the purchase price of the equipment, which is included in construction work in progress. As of June 30, 2003, there were no additional Euro hedges outstanding.

     Unrealized gains and losses on electric and gas contracts used to hedge anticipated purchases and sales are deferred in Other Comprehensive Income. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. The fair values of derivative energy contracts at June 30, 2003 were as follows:

                                             Second Quarter
                                                  2003             Year-to-Date
                                                Changes             Changes
    ----------------------------------- ----------------------------------------
                                                         Fair Value
    ----------------------------------- ----------------------------------------
                                                       (in thousands)
    Contracts beginning of period              $1,875                 $3,864
    Contracts realized or settled              (2,825)                (3,490)
    New contracts at inception                      -                      -
    Changes in valuation techniques                 -                      -
    Current period changes                        246                 (1,078)
    ----------------------------------- ------------------------ ---------------
    Contracts at June 30, 2003                $  (704)                $ (704)
    =================================== ======================== ===============

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     At June 30, 2003, all of these contracts are based on actively quoted market prices. Realized gains and losses on hedged transactions are recognized in revenues and/or fuel expense in the Statements of Income as incurred. For the three months ended June 30, 2003 and 2002, approximately $0.2 million and $1.3 million of losses, respectively, were recognized in Other Income in the Statements of Income. For the six months ended June 30, 2003 and 2002, approximately $0.1 million of gains and $2.6 million of losses, respectively, were recognized in Other Income in the Statements of Income.

Financing Activities

During the first six months of 2003, Southern Company made subordinated loans to Southern Power of approximately $3.8 million, net of repayments. In March 2003, $190 million of notes payable to Southern Company were converted to a capital contribution from Southern Company. Equity contributions and subordinated loans from Southern Company are projected to total approximately $900 million to Southern Power by the end of 2003. No dividends are projected to be paid in 2003.

     In July 2003, Southern Power issued $575 million of 4.875% Senior Notes, Series C due July 15, 2015. The proceeds from the sale were used to repay a substantial portion of existing short-term indebtedness, to settle interest rate hedges associated with this financing and for general corporate purposes. Reference is made to Note (L) to the Condensed Financial Statements herein for information regarding these hedges.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction" and "Other Capital Requirements" of Southern Power in the Form 10-K for a description of Southern Power's capital requirements for its construction program, maturing debt, purchase commitments and long-term service agreements.

Sources of Capital

Southern Power's current liabilities exceed current assets because of the continued use of short-term debt as an interim funding source for Southern Power's ongoing construction program. Southern Power's strategy is to refinance most of such short-term borrowings with long-term securities following commercial operation of the generating facilities.

     In February 2003, Southern Power initiated a commercial paper program to fund a portion of the construction costs of new generating facilities. The amount of commercial paper will initially represent about 45% of total debt, but is forecasted to decline to about 7% at year-end 2005 as more construction projects are completed and refinanced with long-term securities. At June 30, 2003, Southern Power had outstanding $492.4 million in commercial paper. Reference is made to Note 7 to the financial statements of Southern Power in
Item 8 of the Form 10-K for additional information relating to the commercial paper program.

     To meet short-term cash needs and contingencies, Southern Power had at June 30, 2003 approximately $21.4 million of cash and cash equivalents. To meet liquidity and capital resource requirements, Southern Power had at June 30, 2003 approximately $650 million of unused committed credit arrangements with banks

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


expiring in 2006. This line also provides liquidity support for Southern Power's commercial paper program (as discussed above). Amounts drawn under the arrangements are used to finance acquisition and construction costs related to gas-fired electric generating facilities and for general corporate purposes, subject to borrowing limitations for each generating facility. The arrangements permit Southern Power to fund construction of future generating facilities upon meeting certain requirements. Financing of construction at the McIntosh facility is subject to FERC approval of the related PPAs. Reference is made to Note (P) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power's PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11. Southern Power also has access to loans from Southern Company to meet any additional Plant McIntosh funding needs should other funding sources not be adequate.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


 Registrant            Applicable Notes

 Southern Company      A, B, C, D, E, F, G, H, I, J, K, L, M, N, R, S

 Alabama Power         A, E, F, H, J, L, N

 Georgia Power         A, E, G, H, I, J, L, N, O, P

 Gulf Power            A, E, H, I, J, L

 Mississippi Power     A, E, H, J, M, Q, R

 Savannah Electric     A, E, H, J, P

 Southern Power        A, E, J, L, M, O, P

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


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.
         Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B) Reference is made to Note 11 to the financial statements of Southern Company in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" of Southern Company in Item 7 of the Form 10-K for information on the spin-off of Mirant from Southern Company.

         On July 14, 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Federal Bankruptcy Code. Southern Company has certain contingent liabilities associated with Mirant. Reference is made to
         Note 9 under "Guarantees" to the financial statements of Southern Company in Item 8 of the Form 10-K for information regarding Southern Company's guarantees of contractual commitments made by Mirant's subsidiaries. At July 31, 2003, the total notional amount of guarantees outstanding was less than $30 million.

         Reference is also made to Note (E) herein for information regarding various lawsuits related to Mirant and guarantees related to Mobile Energy. Reference is also made to Note 6 to the financial statements of Southern Company in Item 8 of the Form 10-K for information regarding joint and several liability with Mirant in connection with the joint consolidated federal income tax return. As discussed in Note (C) below, the IRS has completed its audits of the consolidated federal income tax returns through 1999. Under the terms of the separation agreement, Mirant agreed to indemnify Southern Company for costs associated with these lawsuits, Mobile Energy guarantees and additional IRS assessments. The impact of Mirant's bankruptcy filing on Mirant's indemnity obligations, if any, cannot now be determined.

         On April 30, 2003, Mirant filed its Annual Report on Form 10-K for the year ended December 31, 2002. This filing included Mirant's restated financial statements for the years ended December 31, 2001 and 2000. Mirant's restated net income for 2001 and 2000 decreased by $159 million and $29 million, respectively. Mirant also announced that it is preparing revised quarterly financial statements for 2001 and expects to provide the quarterly results as soon as possible. Southern Company owned 100% of Mirant through September 2000 and 80% between October 2000 and April 2, 2001. Due to Southern Company's spin-off of Mirant on April 2, 2001, Southern Company's financial statements reflect its share of Mirant's net income as discontinued operations. The effect of these restatements on Southern Company's financial statements, if any, cannot be determined until Mirant's 2001 revised quarterly financial statements are filed. The impact of the bankruptcy filing on the timing of filing 2001 revised quarterly financial statements, if any, cannot now be determined.

(C) Reference is made to Note 1 under "Leveraged Leases" and Note 6 to the financial statements of Southern Company in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" in Item 7 of the Form 10-K.

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

(D) On June 30, 2003, the IRS issued an announcement suspending the issuance of new private letter rulings on tax credits for synthetic fuels pursuant to Section 29 of the Internal Revenue Code upon its initiation of a review of the scientific validity of test procedures and results that have been presented as evidence that a significant chemical change occurred in such synthetic fuel. In addition, the IRS indicated that it may revoke existing private letter rulings that relied on the procedures and results under review if it determines that those test procedures and results do not demonstrate that a significant chemical change has occurred.

         Southern Company has investments in two entities that produce synthetic fuel and receive tax credits. In April 2001, Southern Company acquired a 30% membership interest in Alabama Fuel Products, LLC (AFP). In 1998, Southern Company acquired a 24.975% limited partnership interest in Carbontronics Synfuels Investors, L.P. (Carbontronics). At June 30, 2003, Southern Company's investments in AFP and Carbontronics totaled $25 million and $8 million, respectively.

         Carbontronics has informed Southern Company that, on August 5, 2003, the IRS communicated plans to perform an examination of the partnership for the years 2000 and 2001. From the inception of Southern Company's investment in Carbontronics through June 30, 2003, Southern Company has recognized approximately $90 million in tax credits through income related to its share of Carbontronics' synthetic fuel production.

         The IRS is currently auditing AFP for tax years 1999 and 2000. Based on a conversation between the IRS field agent and the tax matters partner for AFP on July 31, 2003, there is an expectation that the IRS may challenge the existence of significant chemical change at AFP. A written report is expected, but has not yet been received. From the inception of Southern Company's investment in AFP through June 30, 2003, Southern Company has recognized approximately $129 million in tax credits through income related to its share of AFP's synthetic fuel production.

         Both entities have private letter rulings from the IRS that concluded significant chemical change occurred based on the procedures and results submitted. In addition, both entities regularly use independent laboratories and experts to test for chemical change. These tests replicated significant chemical changes consistent with the procedures submitted with the private letter rulings. Southern Company has relied on these private letter rulings and believes that the test results presented in connection with such private letter rulings are valid, and that the entities have operated in compliance with their respective private letter rulings and Section 29 of the Internal Revenue Code. The ultimate outcome of this matter cannot now be determined.

(E) Reference is made to Note 3 to the financial statements of Southern Company, the operating companies and Southern Power in Item 8 and to "Legal Proceedings" in Item 3 of the Form 10-K for information relating to various lawsuits and other contingencies.

         MIRANT ERISA LITIGATION

         On April 17, 2003, a retired employee of Mirant filed a complaint in the United States District Court for the Northern District of Georgia alleging violations of the Employee Retirement Income Security Act and naming as defendants Mirant, Southern Company, several current and former directors and officers of Mirant and/or Southern Company, and "Unknown Fiduciary Defendants 1-100." The plaintiff seeks to represent a purported class consisting of individuals who were participants in or beneficiaries of two Mirant employee benefit plans and their predecessor plans (the "Plans") at any time between January 1, 2000, and the filing of the complaint whose plan accounts included investments in Mirant common stock or the "Mirant Corporation Stock

         Fund." The complaint alleges that the defendants misled participants in the Plans by concealing Mirant's alleged "participation in the illegal manipulation of energy prices in California during 2000 and 2001 as well as other irregular and unlawful accounting manipulations tied to energy trading." On June 3, 2003, a substantially similar complaint was filed in the United States District Court for the Northern District of Georgia. Neither complaint contains any specific allegations of wrongdoing with respect to Southern Company. It is expected that these suits will be consolidated. Southern Company denies any wrongdoing and intends to defend this action. The final outcome of this matter cannot now be determined.

         NEW SOURCE REVIEW ENFORCEMENT ACTIONS

         Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" in Item 7 and Note 3 to the financial statements of each registrant (except Southern Power) under "New Source Review Enforcement Actions" in Item 8 of the Form 10-K. On June 24, 2003, the U.S. Court of Appeals for the Eleventh Circuit ("Court of Appeals") ruled that it did not have jurisdiction to decide the TVA appeal because the challenged Administrative Compliance Order ("ACO") did not constitute final agency action. The Court of Appeals held that the Clean Air Act's statutory scheme for enforcement of the ACO is unconstitutional and that the EPA must prove any Clean Air Act violations by TVA in federal district court. Until that time, the Court of Appeals ruled, TVA is free to ignore the ACO without penalty. On July 3, 2003, Alabama Power and the EPA jointly notified the Alabama district court of the ruling of the Court of Appeals and requested that the stay in that case be continued until expiration of the period in which the EPA can request a rehearing. The district court granted the parties' request on July 10, 2003. On August 8, 2003, the EPA filed a petition for rehearing en banc with the Court of Appeals. At this time, no party to the case in federal district court in Atlanta against Georgia Power, which was administratively closed two years ago, has asked the court to reopen that case. The final outcome of these matters cannot now be determined.

         MOBILE ENERGY BANKRUPTCY PETITION

         Reference is made to Note 3 to the Southern Company financial statements in Item 8 of the Form 10-K. In July 2003, Mobile Energy received the necessary approval of its plan of reorganization under PUHCA. Mobile Energy currently anticipates the U.S. Bankruptcy Court will also approve the plan of reorganization in September 2003. The reorganization will not impact Southern Company's outstanding guarantees of certain potential obligations of Mobile Energy that represent a maximum contingent liability of $19 million at June 30, 2003.

         PLANT WANSLEY ENVIRONMENTAL LITIGATION

         Reference is made to Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of Georgia Power in the Form 10-K and to Note 3 to the financial statements of Southern Company and Georgia Power under "Plant Wansley Litigation" in Item 8 of the Form 10-K. On June 19, 2003, the court granted Georgia Power's motion to dismiss the allegations regarding hazardous air pollutants and denied Georgia Power's motion to dismiss the allegations regarding emission offsets. Discovery is ongoing and no trial date has been set. The final outcome of this matter cannot now be determined.

         MIRANT SECURITIES LITIGATION

         Reference is made to Note 3 under "Mirant Securities Litigation" of Southern Company in Item 8 of the Form 10-K. On July 14, 2003, the U.S. District Court for the Northern District of Georgia dismissed all claims based on Mirant's alleged improper trading and marketing activities in the California energy market; however, the Court did not dismiss the claims based on alleged false statements and omissions in Mirant's prospectus for its initial public offering and accounting-related issues previously disclosed by Mirant. Such claims seek to impose liability on Southern Company based on allegations that Southern Company was a "control person" as to Mirant prior to the spin-off date. Mirant's bankruptcy filing imposes an automatic stay of this action as to Mirant and may affect the proceedings as to Southern Company and other parties in this lawsuit. Southern Company's answer to the consolidated amended complaint is due on September 3, 2003, and discovery begins on that date. Under certain circumstances, Southern Company will be obligated under its Bylaws to indemnify the four current and/or former Southern Company officers who served as directors of Mirant at the time of its initial public offering through the date of the spin-off and are also named as defendants in this lawsuit. The final outcome of this matter cannot now be determined.

         RACE DISCRIMINATION LITIGATION

         Reference is made to Note 3 under "Race Discrimination Litigation" of Southern Company and Georgia Power in Item 8 of the Form 10-K. On March 31, 2003, the United States District Court for the Northern District of Georgia granted summary judgment in favor of the defendants on all claims raised by all of the seven named plaintiffs. On April 28, 2003, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit challenging these adverse summary judgment rulings, as well as the District Court's October 2001 ruling denying class certification. In addition, plaintiffs appealed some adverse rulings on discovery issues. Both parties have filed their respective briefs with the Eleventh Circuit Court of Appeals, and they are awaiting the determination of the Court of Appeals. The final outcome of the case cannot now be determined.

(F) Reference is made to Note 3 to the financial statements of Southern Company and Alabama Power in Item 8 of the Form 10-K for information relating to Alabama Power's retail rate adjustment procedures. In June 2003, Alabama Power began buying power under a seven-year PPA with Southern Power for 615 megawatts of capacity annually from Plant Harris. In addition, Alabama Power also began buying power under a seven-year PPA with a third party for 630 megawatts; one-half of which became available in June 2003, with the remainder scheduled to be available beginning in 2004. Both PPAs have been certificated by the Alabama PSC. As a result, Alabama Power's retail rates were adjusted by approximately 2.6% under Rate CNP (Certificated New Plant), which allows Alabama Power to recover costs associated with certificated PPAs.

(G) On May 23, 2003, Georgia Power filed for a fuel cost recovery rate increase. The increase will allow for the recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovery of fuel expenses. The Georgia PSC held hearings on July 31, 2003. A final decision from the Georgia PSC is expected on August 19, 2003 with an effective date of September 1, 2003. The outcome of the filing cannot be determined at this time.

(H) Reference is made to Note 1 under "Regulatory Assets and Liabilities" to the financial statements of Southern Company and each of the operating companies in Item 8 of the Form 10-K. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

(I) Reference is made to Note 9, Note 4 and Note 4 under "Guarantees" to the financial statements of Southern Company, Georgia Power and Gulf Power, respectively, in Item 8 of the Form 10-K for information regarding guarantees of loans to residential customers for heat pump purchases. As of June 30, 2003, the total outstanding loans guaranteed by all of the operating companies was $14.3 million, of which Georgia Power is responsible for $11.5 million and Gulf Power is responsible for $0.8 million. Total loan loss reserves of $4 million ($2.4 million for Georgia Power and $0.2 million for Gulf Power) have been recorded.

(J)      Effective January 1, 2003, Southern Company adopted FASB Statement
         No. 143, "Accounting for Asset Retirement Obligations."
         Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit the continued accrual of future retirement costs for long-lived assets which the company does not have a legal obligation to retire. However, the operating companies have discussed the financial statement impacts of Statement No. 143 with their respective PSCs and will continue to recognize the accumulated removal costs for other obligations as part of accumulated depreciation. As of June 30, 2003, amounts recorded in Accumulated Depreciation that represent regulatory liabilities related to such removal costs totaled $1.2 billion, consisting of $562 million, $416 million, $146 million, $75 million and $34 million for Alabama Power, Georgia Power, Gulf
         Power, Mississippi Power and Savannah Electric, respectively.

         The operating companies had no cumulative effect to net income resulting from the adoption of Statement No. 143. As a result, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric recorded regulatory assets (liabilities) of $(71) million, $21 million, $0.9 million, $0.6 million and $2.4 million, respectively, as of January 1, 2003. At June 30, 2003, the regulatory liability for Alabama Power is reflected in the balance sheets under "Asset retirement obligation regulatory liability." The regulatory assets of the other operating companies are reflected in the balance sheets under either "Asset retirement obligation regulatory asset" or in "Other" under "Deferred Charges and Other Assets." Southern Power recorded a cumulative effect adjustment to income upon adoption of $0.6 million, representing removal costs previously accrued.

         The liability recognized to retire long-lived assets primarily relates to Southern Company's nuclear facilities, which include Alabama Power's Plant Farley and Georgia Power's ownership interests in Plants Hatch and Vogtle. The fair value of assets legally restricted for settling retirement obligations related to these assets as of June 30, 2003 is $338 million, $388 million and $726 million for Alabama Power, Georgia Power and Southern Company, respectively. In addition, the operating companies have retirement obligations related to various landfill sites, ash ponds and underground storage tanks. The operating companies have also identified retirement obligations related to certain transmission and distribution facilities. However, liabilities for the removal of these transmission and distribution assets will not be recorded because no reasonable estimate can be made regarding the timing of the obligations. The operating companies will continue to recognize in the income statement their ultimate removal costs in accordance with each company's respective regulatory treatment. Any difference between costs recognized under Statement No. 143 and those reflected in rates will be recognized as either a regulatory asset or liability.

         Alabama Power has revised the estimated cost to retire Farley Nuclear Plant as a result of a new site-specific decommissioning study completed in April 2003. The effect of the revision is an increase of $34.5 million for the Statement No. 143 liability included in "Asset retirement obligations" with a corresponding increase in property, plant and equipment. Based on the new study, the estimated site study decommissioning costs are $955 million ($892 million for radiated structures plus $63 million for non-radiated structures) and the ultimate decommissioning costs are $2,529 million ($2,349 million for radiated structures plus $180 million for non-radiated structures). For additional information, see Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K.

         The following table reflects the details of the Asset Retirement Obligations included in the balance sheets.

                                    Balance at    Liabilities    Liabilities                     Cash Flow      Balance at
                                     12/31/02     Incurred         Settled        Accretion      Revisions       06/30/03
                                     --------     --------         -------        ---------      ---------       --------
                                                                (in millions)
         Alabama Power               $   -           $301.0        $  -            $11.3           $34.5           $346.8
         Georgia Power                   -            469.1           -             15.2             -              484.3
         Gulf Power                      -              4.0           -              0.1             -                4.1
         Mississippi Power               -              1.0           -                -             -                1.0
         Savannah Electric               -              3.2           -              0.1             -                3.3

         Southern Company            $   -           $778.3        $  -            $26.7           $34.5           $839.5

         The following table represents pro-forma asset retirement obligations as if Statement No. 143 had been adopted on January 1, 2002.

                                                At December 31,
                                       -----------------------------------
                                       2002                          2001
                                       ----                          ----
                                                 (in millions)
         Alabama Power                   $301.0                    $281.3
         Georgia Power                    469.1                     440.1
         Gulf Power                         4.0                       3.7
         Mississippi Power                  1.0                       0.9
         Savannah Electric                  3.2                       2.7
         Southern Company                $778.3                    $728.7

         The adoption of FASB Statement No. 143 has been treated as a non-cash transaction for purposes of the Statements of Cash Flows.

(K) Reference is made to Note 1 under "Stock Options" and Note 7 under "Stock Option Plan" to the financial statements of Southern Company in
         Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company accounts for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense is recognized because the exercise price of all options granted equaled the fair market value on the date of the grant. The estimated fair values of stock options granted during the three-month and six-month periods ending June 30, 2003 and 2002 have been derived using the Black-Scholes stock option pricing model. The following table shows the assumptions and the weighted average fair values of these stock options:

                                                              Three Months   Three Months        Six             Six
                                                                  Ended          Ended          Months         Months
                                                              June 30, 2003  June 30, 2002      Ended           Ended
                                                                                            June 30, 2003     June 30,
                                                                                                                2002
                                                              -------------- -------------- --------------- --------------
        Interest Rate                                             2.6%           4.2%           2.7%           4.0%
        Average expected life of stock options (in years)
                                                                  4.3            4.3            4.3             4.3
        Expected volatility of common stock                      22.7%          26.2%          23.6%           26.1%
        Expected annual dividends on common stock               $1.37          $1.34          $1.37           $1.34
        Weighted average fair value of stock options
            granted                                             $3.51          $4.08          $3.59           $3.37

         The pro forma impact of fair-value accounting for options granted on net income is as follows:

                                                                   As Reported              Pro Forma
                                                               --------------------- -------------------------
       Three Months Ended June 30, 2003
            Net income (in millions)                                    $432                  $427
            Earnings per share (dollars):
                Basic                                                   $0.60                 $0.60
                Diluted                                                 $0.59                 $0.59
       Three Months Ended June 30, 2002
            Net income (in millions)                                    $332                  $326
            Earnings per share (dollars):
                Basic                                                   $0.47                 $0.47
                Diluted                                                 $0.46                 $0.46
       Six Months Ended June 30, 2003
            Net income (in millions)                                    $730                  $721
            Earnings per share (dollars):
                Basic                                                   $1.01                 $1.00
                Diluted                                                 $1.00                 $0.99
       Six Months Ended June 30, 2002
            Net income (in millions)                                    $556                  $546
            Earnings per share (dollars):
                Basic                                                   $0.79                 $0.78
                Diluted                                                 $0.78                 $0.77


        Diluted Earnings Per Share

                                            Three Months Ended  Three Months Ended     Six Months          Six Months
                                              June 30, 2003       June 30, 2002           Ended              Ended
        (in thousands)                                                                June 30, 2003      June 30, 2002
        ----------------------------------- ------------------- ------------------- ------------------ -------------------
        As Reported Shares                          724,627              706,181            721,785            703,596
        Effect of options                             5,659                5,984              5,354              5,541
        Diluted Shares                              730,286              712,165            727,139            709,137

(L) In addition to the fixed price electric and gas contracts used to mitigate exposure to volatile energy prices (see "Exposure to Market Risks" in MANAGEMENT'S DISCUSSION AND ANALYSIS herein), Southern Company and certain of its subsidiaries enter into interest rate swaps to hedge exposure to interest rate changes. Swaps related to fixed rate securities are accounted for as fair value hedges; swaps related to variable rate securities or forecasted transactions are accounted for as cash flow hedges. The swaps are generally structured to mirror the terms of the hedged debt instruments; therefore, no material ineffectiveness has been recorded in earnings. As of June 30, 2003, the following swaps were outstanding:

         Fair Value Hedges

                                  --------------- -------------- ------------------ ---------------- --------------------------
                                     Notional      Fixed Rate      Variable Rate       Maturity             Fair Value
                                      Amount        Received           Paid              Date              June 30, 2003
         ------------------------ --------------- -------------- ------------------ ---------------- --------------------------

         Southern Company         $400 million         5.3%      6-month LIBOR      February 2007            $46.1 million
                                                                 (in arrears)
                                                                 less 0.103%

         Cash Flow Hedges

                                 ---------------- -------------- ------------------ ----------------- --------------------
                                                                 Weighted Average
                            Variable Rate Fixed Rate
                                    Notional        Received           Paid             Maturity          Fair Value
                                     Amount                                               Date           June 30, 2003
         ----------------------- ---------------- -------------- ------------------ ----------------- --------------------

         Variable Rate
         Securities
         ----------------------- ---------------- -------------- ------------------ ----------------- --------------------

         Southern Company        $200 million     1-month LIBOR  3.1975%            June 2004             $(4.0) million

         Alabama Power           $350 million     3-month        3.015%             December 2003         $(3.2) million
                                                  LIBOR plus
                                                  0.12%

         Alabama Power           $486 million     BMA Index      1.6254%            January 2004          $(1.6) million

         Alabama Power           $486 million     BMA Index      1.9923%            January 2007          $2.3 million

         Alabama Power           $195 million     3-month LIBOR  1.89%              April 2006            $0.8 million

         Georgia Power           $250 million     3-month        1.96%              February 2005         $(2.0) million
                                                  LIBOR plus
                                                  0.125%

         ----------------------- ---------------- -------------- ------------------ ----------------- --------------------


         ----------------------- ---------------- -------------- ------------------ ----------------- --------------------
         Forecasted
         Transactions
         ----------------------- ---------------- -------------- ------------------ ----------------- --------------------
         Gulf Power              $60 million      3-month LIBOR  4.5975%            July 2013             $(3.7) million

         Southern Power          $350 million     1-month LIBOR  6.2348%            June 2013             $(73.1) million

         Southern Power          $150 million     1-month LIBOR  5.4792%            June 2008             $(19.8) million



         In May 2003, Alabama Power completed the issuance of $250 million of senior notes due May 1, 2008. In connection with the issuance of these notes, Alabama Power settled a related interest rate swap and incurred a loss of $10.2 million. Including the effect of this settlement, for the twelve month period ended June 30, 2004, a total of $2.8 million will be reclassified from Other Comprehensive Income to Interest Expense for Alabama Power.

         In July 2003, Southern Power completed the issuance of $575 million of 4.875% senior notes due July 15, 2015. In connection with the issuance of these notes, Southern Power settled the interest rate swaps above and incurred a loss of $93.3 million. Including the effect of this settlement, for the twelve month period ended June 30, 2004, a total of approximately $9.8 million will be reclassified from Other Comprehensive Income to Interest Expense for Southern Power.

         Also in July 2003, Gulf Power completed the issuance of $60 million of 4.35% senior notes due July 15, 2013. In connection with the issuance of these notes, Gulf Power settled the interest rate swaps above and incurred a loss of $3.3 million. For the twelve month period ended June 30, 2004, a total of approximately $0.3 million will be reclassified from Other Comprehensive Income to Interest Expense for Gulf Power.

(M) Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" and to Note 5 to the financial statements in Item 8 of the Form 10-K for Southern Company, Mississippi Power and Southern Power for information regarding PPAs between subsidiaries of Dynegy and Mississippi Power and Southern Power and related letters of credit.

         On May 21, 2003, Mississippi Power and Southern Power entered into agreements with Dynegy (the "Agreements") to resolve all outstanding matters related to Dynegy, the PPAs and the related letters of credit. Under the terms of the Agreements, (1) Dynegy made a cash payment of $75 million to Mississippi Power and $80 million to Southern Power; (2) the PPAs between Southern Power and Dynegy were terminated, with no party having any remaining obligations under such PPAs thereafter; (3) Dynegy and Mississippi Power amended their PPA so that no capacity payments are due from Dynegy to Mississippi Power for capacity made available under the PPA from June 2003 through October 2003 (but other obligations and payments by Dynegy under such PPA are not affected during such time) and the PPA will terminate effective October 31, 2003, with neither party having any remaining obligations under the PPA after October 31, 2003; (4) Dynegy paid all amounts for which it was obligated under the PPAs up to their time of cancellation or amendment;
         (5) Southern Power and Mississippi Power returned the existing letters of credit in support of Dynegy's obligations under the PPAs; and (6) Dynegy deposited $7 million with Mississippi Power as collateral for Dynegy's potential energy purchases under the PPA through October 31, 2003.

         The termination payments from Dynegy resulted in a one-time gain to Southern Company of approximately $88 million after tax ($38 million for Mississippi Power and $50 million for Southern Power).

         Because of the terminations of these PPAs, Southern Power has suspended construction of Plant Franklin Unit 3. Southern Power may complete limited construction activities as needed to preserve the long-term viability of the project. The length of the deferral period will depend on forecasted capacity needs and other wholesale market opportunities. Mississippi Power and Southern Power are also continuing to explore alternatives for their existing capacity. The final outcome of these matters cannot now be determined.

         After giving effect to the termination of these PPAs, total expected capacity payments from non-affiliates are as follows (in millions):

                                  Southern      Mississippi        Southern
         Year                       Power          Power            Company
         ----------------------- ------------ ----------------- --------------
         2003                       $43.3          $17.6            $  60.9
         2004                       64.1             -                 64.1
         2005                       30.5             -                 30.5
         2006                       30.2             -                 30.2
         2007                       30.1             -                 30.1
         2008 and thereafter        171.4            -               171.4
         ----------------------- ------------ ----------------- --------------
         Total                      $369.6         $17.6             $387.2
         ======================= ============ ================= ==============

(N) Reference is made to Note 10, Note 9, and Note 5 for Southern Company, Alabama Power and Georgia Power, respectively, in Item 8 of the Form 10-K for information regarding a mandatory program of deferred premiums which could be assessed after a nuclear incident against all owners of nuclear reactors to cover third-party liability claims. On or about August 20, 2003, the NRC will increase the maximum retrospective premium for each licensed reactor operated from $88 million to $100 million per incident. The maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power - based on its ownership and buyback interests -- is $200 million and $203 million, respectively, per incident. The annual retrospective limit of $10 million per incident for each licensed reactor will not change.

(O) Reference is made to Note 3 to the financial statements under "Construction Program" of Southern Power and to Note 4 to the financial statements under "Construction Program" of Georgia Power in Item 8 of the Form 10-K for information regarding Southern Company keep-wells covering the transfer of specific vendor contracts from Georgia Power to Southern Power for the operation of Plant Dahlberg and construction at the Plant Franklin and Plant Stanton sites. As of June 30, 2003, Southern Power has no remaining purchase obligations to equipment vendors under these contracts.

(P) Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" in Item 7 and Note 4 under "Purchased Power Commitments" and "Fuel and Purchased Power Commitments" to the financial statements of Georgia Power and Savannah Electric, respectively, and Note 5 to the financial statements of Southern Power in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh capacity. Such PPAs were certified by the Georgia PSC in December 2002 after a competitive bidding process.

         The Electric Power Supply Association and Calpine Corporation have made filings in this proceeding in opposition to the FERC's acceptance of the PPAs, alleging that the PPAs do not meet the applicable standards for PPAs between affiliates. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held to determine: (a) whether, in the design and implementation of the Georgia PSC competitive bidding process, Georgia Power and Savannah Electric unduly preferred Southern Power; (b) whether the analysis of the competitive bids unduly favored Southern Power, particularly with respect to evaluation of non-price factors;
         (c) whether Georgia Power and Savannah Electric selected their affiliate, Southern Power, based upon a reasonable combination of price and non-price factors; (d) whether Southern Power received an undue preference or competitive advantage in the competitive bidding process as a result of access to its affiliate's transmission system;
        (e) whether and to what extent the PPAs impact wholesale competition; and (f) whether the PPAs are just and reasonable and not unduly discriminatory. Hearings are scheduled to commence on March 1, 2004. Management believes that the PPAs should be approved by the FERC; however, the ultimate outcome of this matter cannot now be determined.

         In March 2003, Savannah Electric transferred to Southern Power 58 acres of land to facilitate construction at Plant McIntosh. The transfer was made at Savannah Electric's book value of approximately $16,500 in accordance with PUHCA and the related SEC order (Release No. 35-27322) dated December 27, 2000, which authorized the formation of Southern Power and the transfer of assets thereto. On July 17, 2003, the Georgia PSC issued an order requiring that Savannah Electric record the transfer of this land at the higher of net book value or fair market value based on an appraisal by an appraiser selected by the Georgia PSC staff. Based on an appraisal performed in November 2002, the estimated fair market value of the land is approximately $200,000. The outcome of this matter cannot now be determined.

(Q) Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" in Item 7 and Note 3 under "Transmission Facilities Agreement" to the financial statements of Mississippi Power in Item 8 of the Form 10-K for information regarding the FERC's investigation related to a transmission facilities agreement with Entergy Corporation. On July 9, 2003, the FERC approved a settlement between Mississippi Power and the FERC Staff. The impact of the settlement provides for no refund of prior revenues collected.

(R)      Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS -
         "Accounting Policies - Critical Policies" and "Financial
         Condition - Off-Balance Sheet Financing Arrangements" of Mississippi Power and "Financial Condition - Off-Balance Sheet Financing Arrangements" of Southern Company in Item 7 and Note 8 under "Lease Agreements" and Note 9 under "Operating Leases" to the financial statements of Mississippi Power and Southern Company, respectively, in Item 8 of the Form 10-K for information regarding Mississippi Power's lease of two generating units totaling 1,064 megawatts at Plant Daniel from Escatawpa Funding, Limited Partnership ("Escatawpa"), which began in 2001. Escatawpa raised a total of approximately $370 million to finance these generating units. Escatawpa was not consolidated by Mississippi Power pursuant to accounting guidance then in effect. On June 27, 2003, the generating units owned by Escatawpa and the related debt were acquired by Juniper Capital L.P. ("Juniper"), a limited partnership unaffiliated with Mississippi Power. Simultaneously, Juniper entered into a restructured lease agreement with Mississippi Power. Juniper has also entered into leases with third parties unrelated to Mississippi Power. The assets leased by Mississippi Power comprise less than half of Juniper's assets. In accordance with FASB Interpretation No. 46, Mississippi Power is not required to consolidate the leased assets and related liabilities. Furthermore, the new lease agreement is an operating lease under FASB Statement No. 13.

         Principal terms of the Juniper lease remain essentially the same as those in the Escatawpa lease. The initial lease term ends in 2011. Like the Escatawpa lease, the Juniper lease also includes a purchase and renewal option based on the cost of the facility, which was $368.7 million at the inception of the Juniper lease. Mississippi Power is required to amortize approximately 4% of the initial acquisition cost over the initial lease term, which is less than the 10% provided for under the Escatawpa lease. Eighteen months prior to the end of the initial lease, Mississippi Power may elect to renew for 10 years. If Mississippi Power elects to renew the lease, the agreement calls for Mississippi Power to amortize an additional 17% of the initial completion cost over the renewal period. Upon termination of the lease, at Mississippi Power's option, it may either exercise its purchase option or the facility can be sold to a third party.

         For each of the six month periods ended June 30, 2003 and 2002, Mississippi Power recognized approximately $13 million in lease expenses, including approximately $1.6 million related to the amortization of the initial acquisition cost. In addition, $10.6 million in lease termination costs are included in other operation expenses for the three months ended June 30, 2003.

         The Juniper lease provides for a residual value guarantee (approximately 73% of the acquisition cost) by Mississippi Power that is due upon termination of the lease in the event that Mississippi Power does not renew the lease or purchase the assets and the fair market value is less than the unamortized cost of the asset. In accordance with FASB Interpretation No. 45, Mississippi Power has recognized a liability of approximately $16 million for the fair market value of this residual value guarantee in its June 30, 2003 balance sheet.

(S) Southern Company's reportable business segment is the sale of electricity in the Southeast by the operating companies and Southern Power. The All Other category includes parent Southern Company, which does not allocate operating expenses to business segments, and segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:

                                                             Electric     All            Reconciling
                                                             Utilities    Other          Eliminations     Consolidated
         --------------------------------------------------- --------------------------------------------------------------
                                                                                     (in millions)
         Three Months Ended June 30, 2003:
           Operating revenues                                 $   2,742     $    123       $      (6)       $   2,859
           Segment net income (loss)                                423            9               -              432
         Six Months Ended June 30, 2003:
           Operating revenues                                     5,147          276             (11)           5,412
           Segment net income (loss)                                710           20               -              730
         Total assets at June 30, 2003                          $31,962     $  1,743       $    (412)         $33,293
         --------------------------------------------------- ------------- ------------- ---------------- -----------------

         Three Months Ended June 30, 2002:
           Operating revenues                                 $   2,563     $     74       $      (7)         $  2,630
           Segment net income (loss)                                341          (11)              2               332
         Six Months Ended June 30, 2002:
           Operating revenues                                     4,704          150             (10)            4,844
           Segment net income (loss)                                573          (19)              2               556
         Total assets at December 31, 2002                      $30,409       $1,881       $    (541)          $31,749
         --------------------------------------------------- ------------- ------------- ---------------- -----------------

         Products and Services

                                                       Electric Utilities Revenues

         Period                              Retail      Wholesale      Other        Total
         ------
                                           ---------- --------------- ------------ ------------
         Three Months Ended June 30, 2003    $2,176        $338          $228        $2,742
         Three Months Ended June 30, 2002     2,185         294            84         2,563

         Six Months Ended June 30, 2003       4,150         677           320         5,147
         Six Months Ended June 30, 2002       4,029         526           149         4,704


PART II  -OTHER INFORMATION

Item 1.           Legal Proceedings.

                  Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Southern Company

                  Southern Company held its annual meeting of shareholders on May 28, 2003. Each nominee for director of Southern Company received the requisite plurality of votes for election. The vote tabulation was as follows:

                      Nominees                                Shares For                Shares Withhold Vote
                      Daniel P. Amos                          536,000,477                         10,523,799
                      Dorrit J. Bern                          531,823,380                         14,700,896
                      Thomas F. Chapman                       532,249,344                         14,274,932
                      Allen Franklin                          533,727,210                         12,797,066
                      Bruce S. Gordon                         535,628,816                         10,895,460
                      L. G. Hardman III                       532,082,468                         14,441,808
                      Donald M. James                         530,981,255                         15,543,021
                      Zack T. Pate                            532,098,196                         14,426,080
                      J. Neal Purcell                         531,979,230                         14,545,046
                      Gerald J. St. Pe                        535,764,375                         10,759,901

                  In addition, at the annual meeting, shareholders were asked to vote for the ratification of by-laws amendments permitting book-entry shares. The vote tabulation was 528,295,086 shares for, 9,409,288 shares against and 8,819,889 shares abstaining. As a result of this vote the by- laws amendments were adopted. Shareholders were also entitled to vote on a stockholder proposal on providing an environmental report. The vote tabulation was 91,215,426 shares for, 293,556,756 shares against and 45,455,923 shares abstaining. As a result of this vote, the stockholder proposal was rejected.

Item 4.   Submission of Matters to a Vote of Security Holders.  (Continued)


          Alabama Power

          Alabama Power held its annual meeting of common shareholders and preferred shareholders on April 25, 2003, and the following persons were elected to serve as directors of Alabama Power:

                 Whit Armstrong                       Charles D. McCrary
                 David J. Cooper, Sr.                 Malcolm Portera
                 Allen Franklin                       Robert D. Powers
                 R. Kent Henslee                      C. Dowd Ritter
                 Carl E. Jones, Jr.                   James H. Sanford
                 Patricia M. King                     William F. Walker
                 James K. Lowder                      John Cox Webb, IV
                 Wallace D. Malone, Jr.               James W. Wright

          All 6,000,000 of the then outstanding shares of Alabama Power's common stock are owned by Southern Company and were voted in favor of the nominees for directors. In addition, at the annual meeting, shareholders were asked to vote for an amendment to Alabama Power's Articles of Incorporation that would increase Alabama Power's authorized common stock from 6,000,000 shares to 15,000,000 shares. All 6,000,000 of the then outstanding shares of Alabama Power's common stock are owned by Southern Company and were voted in favor of this amendment. None of the shares of preferred stock or Class A preferred stock were voted.

          Georgia Power

          Georgia Power held its annual meeting of common shareholders and preferred shareholders on May 21, 2003, and the following persons were elected to serve as directors of Georgia Power:

                 Juanita P. Baranco                   David M. Ratcliffe
                 Robert L. Brown, Jr.                 D. Gary Thompson
                 Anna R. Cablik                       Richard W. Ussery
                 Allen Franklin                       William Jerry Vereen
                 L. G. Hardman III                    Carl Ware
                 G. Joseph Prendergast                E. Jenner Wood, III

          All of the 7,761,500 outstanding shares of Georgia Power's common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

Item 4.     Submission of Matters to a Vote of Security Holders.  (Continued)

            Gulf Power

            Gulf Power held its annual meeting of common shareholders and preferred shareholders on May 21, 2003, and the following persons were elected to serve as directors of Gulf Power:

                   C. LeDon Anchors                      Allen Franklin
                   William C. Cramer, Jr.                William A. Pullum
                   Fred C. Donovan, Sr.                  Susan N. Story

            All of the 992,717 outstanding shares of Gulf Power's common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

            Mississippi Power

            Mississippi Power held its annual meeting of common shareholders and preferred shareholders on May 21, 2003, and the following persons were elected to serve as directors of Mississippi Power:

                     Tommy E. Dulaney                Aubrey K. Lucas
                     Michael D. Garrett              George A. Schloegel
                     Linda T. Howard                 Philip J. Terrell
                     Robert C. Khayat                N. Eugene Warr

            All of the 1,121,000 outstanding shares of Mississippi Power's common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

            Savannah Electric

            By written consent, in lieu of the annual meeting of stockholders of Savannah Electric, effective May 2, 2003, the following persons were elected to serve as directors of Savannah Electric:

                      Gus H. Bell, III               Anthony R. James
                      Archie H. Davis                Robert B. Miller, III
                      Walter D. Gnann                Arnold M. Tenenbaum

            All of the 10,844,635 outstanding shares of Savannah
            Electric's common stock are owned by Southern Company and were voted in favor of the nominees for directors.

Item 6.     Exhibits and Reports on Form 8-K.

(a)      Exhibits.
         --------

(3)      Articles of Incorporation and By-Laws

         Southern Company

            (a) 1      -   By-Laws of Southern Company as amended effective
                           February 17, 2003, and as presently in effect.

(4)      Instruments Describing Rights of Security Holders, Including Indentures

         Southern Power

            (g) 1      -   Second Supplemental Indenture dated as of July 8,
                           2003 between Southern Power and The Bank of New York, as Trustee.

(10)     Material Contracts

         Southern Company

            (a) 1      -   Southern Company Change in Control Severance Plan,
                           Amended and Restated effective May 1, 2003.

            (a) 2      -   Southern Company Executive Change in Control
                           Severance Plan, Amended and Restated effective
                           May 1, 2003.

            (a) 3      -   Southern Company Senior Executive Change in Control
                           Severance Plan effective May 1, 2003.

            (a) 4      -   First Amendment as adopted July 9, 2003, to The
                           Southern Company Pension Plan, as amended and restated effective January 1, 2002.

         Alabama Power

            (b) 1      -   Amended and Restated Supplemental Pension Agreement
                           among SCS, Southern Nuclear, Alabama Power and
                           James H. Miller III.

(24)     Power of Attorney and Resolutions

         Southern Company

            (a) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

            (a) 2      -   Power of Attorney for Thomas A. Fanning.
                           (Designated in the Form 10-Q for the Quarter ended
                           March 31, 2003, File No. 1-3526 as Exhibit 24(a)2 and incorporated herein by reference.)

Item 6.     Exhibits and Reports on Form 8-K.

         --------

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

            (c) 2      -   Power of Attorney for C. B. Harreld.

         Gulf Power

            (d) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

            (d) 2      -   Power of Attorney for Susan N. Story.  (Designated
                           in the Form 10-Q for the Quarter ended March 31, 2003, File No. 0-2429 as Exhibit 24(d)2 and incorporated herein by reference.)

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

(31)     Section 302 Certifications

         Southern Company

            (a) 1      -   Certificate of Southern Company's Chief Executive
                           Officer required by Section 302 of the Sarbanes-Oxley
                           Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K.

         --------

            (a) 2      -   Certificate of Southern Company's Chief Financial
                           Officer required by Section 302 of the Sarbanes-Oxley
                           Act of 2002.

         Alabama Power

            (b) 1      -   Certificate of Alabama Power's Chief Executive
                           Officer required by Section 302 of the Sarbanes-Oxley
                           Act of 2002.

            (b) 2      -   Certificate of Alabama Power's Chief Financial
                           Officer required by Section 302 of the Sarbanes-Oxley
                           Act of 2002.

         Georgia Power

            (c) 1      -   Certificate of Georgia Power's Chief Executive
                           Officer required by Section 302 of the Sarbanes-Oxley
                           Act of 2002.

            (c) 2      -   Certificate of Georgia Power's Chief Financial
                           Officer required by Section 302 of the Sarbanes-Oxley
                           Act of 2002.

         Gulf Power

            (d) 1      -   Certificate of Gulf Power's Chief Executive Officer
                           required by Section 302 of the Sarbanes-Oxley Act of 2002.

            (d) 2      -   Certificate of Gulf Power's Chief Financial Officer
                           required by Section 302 of the Sarbanes-Oxley Act of 2002.

         Mississippi Power

            (e) 1      -   Certificate of Mississippi Power's Chief Executive
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (e) 2      -   Certificate of Mississippi Power's Chief Financial
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

         Savannah Electric

            (f) 1      -   Certificate of Savannah Electric's Chief Executive
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (f) 2      -   Certificate of Savannah Electric's Chief Financial
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K.

         --------

         Southern Power

            (g) 1      -   Certificate of Southern Power's Chief Executive
                           Officer required by Section 302 of the Sarbanes-Oxley
                           Act of 2002.

            (g) 2      -   Certificate of Southern Power's Chief Financial
                           Officer required by Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(32)     Section 906 Certifications

         Southern Company

            (a) - Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Alabama Power

            (b) - Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Georgia Power

            (c) - Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002. Gulf Power

            (d)        -   Certificate of Gulf Power's Chief Executive Officer
                           and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

         Mississippi Power

            (e) - Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Savannah Electric

            (f) - Certificate of Savannah Electric's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Southern Power

            (g) - Certificate of Southern Power's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.
         -------------------

The registrants collectively and separately filed Current Reports on Form 8-K dated April 30, 2003:
           Item reported:                          Items 9 and 12
           Financial statements filed:             None

Southern Company filed Current Reports on Form 8-K dated April 17, 2003, April 21, 2003 and May 21, 2003:
          Item reported:                           Item 5
          Financial statements filed:              None

Alabama Power filed Current Reports on Form 8-K dated April 15, 2003 and May 1, 2003:
          Item reported:                           Items 5 and 7
          Financial statements filed:              None

Georgia Power filed a Current Report on Form 8-K dated April 10, 2003:
          Item reported:                           Items 5 and 7
          Financial statements filed:              None

Mississippi Power filed Current Reports on Form 8-K dated April 21, 2003 and May 21, 2003:
          Item reported:                           Item 5
          Financial statements filed:              None

Mississippi Power filed a Current Report on Form 8-K dated April 24, 2003:
          Item reported:                           Items 5 and 7
          Financial statements filed:              None

Southern Power filed Current Reports on Form 8-K dated
April 21, 2003 and May 21, 2003:
          Item reported:                           Item 5
          Financial statements filed:              None

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

                                                  Date:  August 13, 2003

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

                                                    Date:  August 13, 2003

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

          GEORGIA POWER COMPANY

     By   David M. Ratcliffe
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   C. B. Harreld
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                   Date:  August 13, 2003

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


                                                   Date:  August 13, 2003

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


                                                    Date:  August 13, 2003

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

                                                    Date:  August 13, 2003

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


                                                    Date:  August 13, 2003