Form 10-Q
period 2004-06-30
ALABAMA POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO; GEORGIA POWER CO; SOUTHERN CO; SOUTHERN POWER CO; GULF POWER CO
filed 2004-08-05
CIK 3153, 66904, 86940, 41091, 92122, 1160661, 44545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____to_____

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-3526	The Southern Company	58-0690070
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
(A Delaware Corporation)
270 Peachtree Street, N.W.
Atlanta, Georgia 30303
(404) 506-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes X   No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Registrant	Yes	No
The Southern Company	x
Alabama Power Company		x
Georgia Power Company		x
Gulf Power Company		x
Mississippi Power Company		x
Savannah Electric and Power Company		x
Southern Power Company		x

	Description of	Shares Outstanding
Registrant	Common Stock	at June 30, 2004
The Southern Company	Par Value $5 Per Share	738,180,277
Alabama Power Company	Par Value $40 Per Share	7,750,000
Georgia Power Company	Without Par Value	7,761,500
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Savannah Electric and Power Company	Par Value $5 Per Share	10,844,635
Southern Power Company	Par Value $0.01 Per Share	1,000

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2004

Page
Number
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	118
Item 2. Changes in Securities, Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3. Defaults Upon Senior Securities	Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders	118
Item 5. Other Information	Inapplicable
Item 6. Exhibits and Reports on Form 8-K	120
Signatures	127

DEFINITIONS

TERM	MEANING

Alabama Power	Alabama Power Company
AFUDC	Allowance for funds used during construction
Clean Air Act	Clean Air Act Amendments of 1990
Dynegy	Dynegy, Inc.
ECO Plan	Environmental Compliance Overview Plan
EITF	Emerging Issues Task Force
Energy Act	Energy Policy Act of 1992
EPA	U. S. Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power for the year ended December 31, 2003
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
Moody’s	Moody’s Investors Service, Inc.
NRC	Nuclear Regulatory Commission
PEP	Performance Evaluation Plan
PPA	Purchase Power Agreement
PSC	Public Service Commission
PUHCA	Public Utility Holding Company Act of 1935, as amended
retail operating companies	Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric
RTO	Regional Transmission Organization
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
Savannah Electric	Savannah Electric and Power Company
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
SMA	Supply Margin Assessment
Southern Company	The Southern Company
Southern Company GAS	Southern Company Gas LLC
Southern Company system	Southern Company, the retail operating companies, Southern Power and other subsidiaries
Southern LINC	Southern Communications Services, Inc.
Southern Power	Southern Power Company
Super Southeast	Southern Company’s traditional service territory, Alabama, Florida, Georgia and Mississippi, plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina, Tennessee and Virginia
TVA	Tennessee Valley Authority

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning the strategic goals for Southern Company’s wholesale business, estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental, tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries and current IRS audits;

•	the effects, extent and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	the impact of fluctuations in commodity prices, interest rates and customer demand;

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and pending and future rate cases and negotiations;

•	effects of and changes in political, legal and economic conditions and developments in the United States, including the current state of the economy;

•	the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from the terrorist incidents on September 11, 2001, or any similar incidents or responses to such incidents;

•	financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	weather and other natural phenomena;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$2,477,856	$2,175,706	$4,621,945	$4,149,550
Sales for resale	343,819	322,994	694,617	657,607
Other electric revenues	94,068	227,921	187,489	319,798
Other revenues	93,152	97,343	237,159	238,046

Total operating revenues	3,008,895	2,823,964	5,741,210	5,365,001

Operating Expenses:
Fuel	870,000	738,048	1,708,750	1,448,375
Purchased power	218,066	114,694	337,824	247,248
Other operations	569,421	550,012	1,083,458	1,036,561
Maintenance	268,459	238,954	505,956	468,664
Depreciation and amortization	233,449	258,297	474,103	503,285
Taxes other than income taxes	154,583	142,737	313,067	291,563

Total operating expenses	2,313,978	2,042,742	4,423,158	3,995,696

Operating Income	694,917	781,222	1,318,052	1,369,305
Other Income and (Expense):
Allowance for equity funds used during construction	9,467	4,173	17,651	12,024
Interest income	6,455	20,589	14,109	25,087
Equity in losses of unconsolidated subsidiaries	(21,253)	(26,275)	(46,569)	(53,442)
Leveraged lease income	17,005	15,698	32,932	33,413
Interest expense, net of amounts capitalized	(138,613)	(134,188)	(269,198)	(257,949)
Interest expense to affiliate trusts	(31,985)	—	(31,985)	—
Distributions on mandatorily redeemable preferred securities	—	(39,951)	(31,168)	(79,537)
Preferred dividends of subsidiaries	(9,539)	(5,472)	(15,011)	(10,222)
Other income (expense), net	(15,302)	1,854	(23,464)	(2,429)

Total other income and (expense)	(183,765)	(163,572)	(352,703)	(333,055)

Earnings Before Income Taxes	511,152	617,650	965,349	1,036,250
Income taxes	159,020	185,763	282,075	306,931

Earnings Before Cumulative Effect of Accounting Change	352,132	431,887	683,274	729,319
Cumulative effect of accounting change — less income taxes of $231	—	—	—	367

Consolidated Net Income	$352,132	$431,887	$683,274	$729,686

Common Stock Data:
Consolidated basic earnings per share	$0.48	$0.60	$0.93	$1.01
Consolidated diluted earnings per share	$0.47	$0.59	$0.92	$1.00
Average number of basic shares of common stock outstanding (in thousands)	738,185	724,627	737,412	721,785
Average number of diluted shares of common stock outstanding (in thousands)	742,453	730,286	741,920	727,140
Cash dividends paid per share of common stock	$0.350	$0.343	$0.700	$0.685

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2004	2003
	(in thousands)
Operating Activities:
Consolidated net income	$683,274	$729,686
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	567,805	597,245
Deferred income taxes and investment tax credits	314,210	180,354
Equity in losses of unconsolidated subsidiaries	46,569	53,373
Leveraged lease income	(32,932)	(33,413)
Pension, postretirement, and other employee benefits	(2,164)	(11,239)
Tax benefit of stock options	15,110	15,159
Other, net	(30,850)	(26,520)
Changes in certain current assets and liabilities—
Receivables, net	(284,491)	(16,074)
Fossil fuel stock	(7,501)	(28,952)
Materials and supplies	(9,699)	(14,235)
Other current assets	(47,016)	(99,780)
Accounts payable	(24,771)	(168,832)
Accrued taxes	(104,674)	160,343
Accrued compensation	(199,683)	(226,314)
Other current liabilities	21,953	49,282

Net cash provided from operating activities	905,140	1,160,083

Investing Activities:
Gross property additions	(1,039,230)	(1,062,621)
Cost of removal net of salvage	(42,078)	(36,162)
Other	(87,687)	(101,300)

Net cash used for investing activities	(1,168,995)	(1,200,083)

Financing Activities:
Increase in notes payable, net	170,439	477,254
Proceeds—
Long-term debt	840,301	2,045,495
Mandatorily redeemable preferred securities	200,000	—
Preferred stock	175,000	125,000
Common stock	62,059	275,917
Redemptions—
Long-term debt	(494,453)	(2,177,420)
Mandatorily redeemable preferred securities	(240,000)	(240,000)
Preferred stock	(28,388)	—
Payment of common stock dividends	(515,824)	(493,069)
Other	(25,388)	(35,570)

Net cash provided from (used for) financing activities	143,746	(22,393)

Net Change in Cash and Cash Equivalents	(120,109)	(62,393)
Cash and Cash Equivalents at Beginning of Period	311,274	273,032

Cash and Cash Equivalents at End of Period	$191,165	$210,639

Supplemental Cash Flow Information:
Cash paid during the period for—
Interest (net of $22,613 and $31,176 capitalized for 2004 and 2003, respectively)	$277,681	$247,929
Income taxes (net of refunds)	$30,810	$(3,159)

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$191,165	$311,274
Receivables—
Customer accounts receivable	722,557	678,345
Unbilled revenues	362,276	275,395
Under recovered regulatory clause revenues	405,561	204,563
Other accounts and notes receivable	289,300	338,557
Accumulated provision for uncollectible accounts	(27,878)	(30,155)
Fossil fuel stock, at average cost	323,627	316,126
Vacation pay	101,478	96,700
Materials and supplies, at average cost	580,486	570,787
Prepaid expenses	154,996	125,477
Other	64,919	30,380

Total current assets	3,168,487	2,917,449

Property, Plant, and Equipment:
In service	40,886,764	40,339,785
Less accumulated depreciation	14,626,931	14,303,516

	26,259,833	26,036,269
Nuclear fuel, at amortized cost	210,268	222,667
Construction work in progress	1,435,403	1,274,888

Total property, plant, and equipment	27,905,504	27,533,824

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	841,664	807,893
Leveraged leases	939,152	837,843
Other	342,623	238,193

Total other property and investments	2,123,439	1,883,929

Deferred Charges and Other Assets:
Deferred charges related to income taxes	866,777	874,443
Prepaid pension costs	946,015	911,442
Unamortized debt issuance expense	151,125	151,558
Unamortized loss on reacquired debt	333,079	326,389
Other	440,778	446,149

Total deferred charges and other assets	2,737,774	2,709,981

Total Assets	$35,935,204	$35,045,183

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholders’ Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$923,979	$741,073
Notes payable	737,890	567,771
Accounts payable	628,438	698,758
Customer deposits	194,368	189,000
Accrued taxes —
Income taxes	149,372	153,757
Other	227,899	248,937
Accrued interest	190,152	186,935
Accrued vacation pay	132,392	128,505
Accrued compensation	232,583	436,854
Other	281,001	264,688

Total current liabilities	3,698,074	3,616,278

Long-term Debt	10,274,868	10,164,018

Long-term Debt Payable to Affiliated Trusts	1,960,644	—

Mandatorily Redeemable Preferred Securities	—	1,900,486

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,854,278	4,586,377
Deferred credits related to income taxes	391,663	409,339
Accumulated deferred investment tax credits	565,785	579,490
Employee benefit obligations	812,852	765,390
Asset retirement obligations	873,679	845,392
Other cost of removal obligations	1,272,603	1,268,729
Miscellaneous regulatory liabilities	475,928	576,393
Other	269,517	262,579

Total deferred credits and other liabilities	9,516,305	9,293,689

Total Liabilities	25,449,891	24,974,471

Cumulative Preferred Stock of Subsidiaries	569,738	423,126

Common Stockholders’ Equity:
Common stock, par value $5 per share — Authorized — 1 billion shares Issued — June 30, 2004: 738,396,059 Shares; — December 31, 2003: 735,021,270 Shares Treasury — June 30, 2004: 215,782 Shares; — December 31, 2003: 192,691 Shares Par value	3,691,980	3,675,106
Paid-in capital	806,275	746,080
Treasury, at cost	(4,720)	(4,066)
Retained earnings	5,509,513	5,343,471
Accumulated other comprehensive loss	(87,473)	(113,005)

Total Common Stockholders’ Equity	9,915,575	9,647,586

Total Liabilities and Stockholders’ Equity	$35,935,204	$35,045,183

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Consolidated Net Income	$352,132	$431,887	$683,274	$729,686
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(754), $-, $3,307 and $-, respectively	(1,721)	(16)	5,902	96
Changes in fair value of qualifying hedges, net of tax of $15,514, $(9,465), $7,803 and $(10,106), respectively	25,274	(12,787)	12,570	(13,504)
Less: Reclassification adjustment for amounts included in net income, net of tax of $2,214, $38, $4,385 and $(4,660), respectively	3,570	1,010	7,060	(6,357)

COMPREHENSIVE INCOME	$379,255	$420,094	$708,806	$709,921

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SECOND QUARTER 2004 vs. SECOND QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

OVERVIEW

Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the retail operating companies – Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric – and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services and natural gas marketing. For additional information on these businesses, see BUSINESS — The SOUTHERN System — “Retail Operating Companies,” “Southern Power” and “Other Business” in Item 1 of the Form 10-K.

RESULTS OF OPERATIONS

Earnings

Southern Company’s second quarter and year-to-date 2004 earnings were $352 million ($0.48 per share) and $683 million ($0.93 per share), respectively, compared with $432 million ($0.60 per share) and $730 million ($1.01 per share) in the second quarter and year-to-date 2003. The decreases in second quarter and year-to-date 2004 results are attributed to a one-time after-tax gain of $88 million included in the second quarter 2003 from termination of capacity sales contracts with Dynegy. See Note 3 to the financial statements of Southern Company under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information on these contract terminations. Earnings in the second quarter and year-to-date 2004 when compared to the same periods in 2003, excluding the Dynegy contract termination, increased due to a number of positive factors including growth in customers, increased consumption of electricity by existing customers in the Southern Company service area, and generally more favorable weather conditions, as well as new generating capacity available for sale in wholesale markets. This new capacity led to increases in wholesale revenues from new contracts and sales of uncontracted capacity in those wholesale markets. These positive factors were partially offset by higher operations and maintenance cost in the second quarter as some maintenance projects not completed in 2003 and earlier this year were undertaken in the second quarter of 2004.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$302,150	13.9	$472,395	11.4
Sales for resale	20,825	6.4	37,010	5.6
Other electric revenues	(133,853)	(58.7)	(132,309)	(41.4)
Fuel expense	131,952	17.9	260,375	18.0
Purchased power expense	103,372	90.1	90,576	36.6
Other operations and maintenance expenses	48,914	6.2	84,189	5.6
Depreciation and amortization expense	(24,848)	(9.6)	(29,182)	(5.8)
Taxes other than income taxes	11,846	8.3	21,504	7.4
Interest income	(14,134)	(68.6)	(10,978)	(43.8)
Other income (expense), net	(17,156)	N/M	(21,035)	N/M

N/M Not meaningful

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail base revenues increased by $109 million, or 7.1%, in the second quarter 2004, and increased by $181 million, or 6.2%, year-to-date 2004 when compared to the same periods in 2003. In the second quarter and year-to-date 2004, retail kilowatt-hour energy sales increased by 5.3% and 4.9%, respectively, over the same periods a year ago, primarily due to customer and demand growth and the still improving economy evidenced by increases in residential, commercial and industrial second quarter kilowatt-hour energy sales of 8.5%, 5.1% and 3.0%, respectively. Year-to-date residential, commercial and industrial kilowatt-hour energy sales increased by 6.9%, 4.3% and 3.9%, respectively, when compared to the same period in 2003. In the second quarter and year-to-date 2004, temperatures were slightly above normal, while mild weather in the same periods last year resulted in reduced demand by retail customers. The number of retail customers increased by 1.8%, and average consumption by residential customers increased by 5.2% for the year-to-date 2004 when compared to year-to-date 2003.

     Sales for resale. Sales for resale revenues increased $20.8 million, or 6.4% and $37.0 million, or 5.6% for the second quarter and year-to-date 2004, respectively, when compared to the same periods in the prior year. The increase in revenues reflected new wholesale contracts and increases in fuel revenues. An additional 2,407 megawatts of generating capacity were added in June and October 2003 by Southern Power. A portion of this new capacity contributed to the increase in sales for resale revenues for the second quarter and year-to-date 2004 as a result of increased energy revenues from PPAs with neighboring utilities. These increases in sales for resale revenues more than offset the reduction in revenues resulting from the termination of contracts with subsidiaries of Dynegy in May 2003. See Note 3 to the financial statements of Southern Company under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information on these contract terminations.

     Other electric revenues. In the second quarter and year-to-date 2004, other electric revenues decreased $133.9 million, or 58.7% and $132.3 million or 41.4%, respectively, because of the $142 million in contract termination revenues from Dynegy recorded in May 2003. See “Earnings” discussion above for additional information on these contract terminations. Excluding these contract termination revenues, other electric revenues increased $8.3 million or 9.6% and $9.8 million or 5.5% for the second quarter and year-to-date 2004, respectively, when compared to the same periods in 2003 primarily as a result of increased cogeneration sales and transmission revenue.

     Fuel expense. During the second quarter and year-to-date periods of 2004, fuel expense was higher due to an increase in the average unit cost of fuel, as well as increased generating capacity at Southern Power. Total fuel generation remained flat for the second quarter and increased 2.3% for the year-to-date 2004, when compared to the same periods in the prior year. For the second quarter and year-to-date periods in 2004, the average unit cost of fuel per kilowatt-hour generated increased 13.2% and 12.9%, respectively, when compared to the same periods in the prior year. Increases in fuel expense at the retail operating companies are generally offset by fuel revenues and do not affect net income. See “Future Earnings Potential – FERC and State PSC Matters – Retail Fuel Cost Recovery” herein for additional information. Southern Power’s PPAs generally provide that the purchasers are responsible for substantially all of the costs of fuel.

     Purchased power. The increases in purchased power for the second quarter and year-to-date 2004 when compared with the same periods last year were primarily due to increased demand for energy by retail customers and to purchase energy used to meet off-system sales commitments. Also, at times additional power was available for purchase from external parties at prices lower than Southern Company’s own system generation costs. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Other operations and maintenance expenses. The increases in other operations and maintenance expenses in the second quarter and year-to-date 2004 are mainly attributable to increases in administrative and general, transmission and distribution maintenance and other production expenses. Administrative and general expenses increased $14.7 million, or 6.5% and $40.5 million, or 9.5%, for the second quarter and year-to-date 2004, respectively, primarily as a result of payroll and employee benefits costs. Transmission and distribution expenses increased $18.6 million or 13.7% and $30.3 million or 11.9% for the second quarter and year-to-date 2004, respectively, as a result of completing work delayed from 2003. Other production expenses were up $7.1 million or 2.2% and $14.5 million, or 2.3% for the second quarter and year-to-date 2004, respectively, due to increased expenses primarily resulting from the operation of Southern Power’s new generating facilities.

     Depreciation and amortization. The second quarter and year-to-date 2004 decreases of $24.8 million and $29.2 million, respectively, in depreciation and amortization expense when compared to the same periods in 2003 are primarily the result of increased amortization of regulatory liabilities at Georgia Power and Mississippi Power. The decreases in Georgia Power’s depreciation and amortization expenses ($17 million and $35 million for the second quarter and year-to-date 2004, respectively) were caused primarily by lower regulatory charges needed to levelize purchased power capacity costs under the terms of the retail rate order effective January 1, 2002. See Note 1 to the financial statements of Southern Company under “Depreciation and Amortization” in Item 8 of the Form 10-K for additional information. The decreases in Mississippi Power’s second quarter and year-to-date 2004 depreciation and amortization expenses ($8 million and $7 million for the second quarter and year-to-date 2004, respectively) are primarily the result of the amortization of a regulatory liability as approved by the Mississippi PSC. The Mississippi PSC issued an interim accounting order in December 2003 directing Mississippi Power to expense and record in 2003 a regulatory liability in the amount of approximately $60 million. Based on the final Mississippi PSC order issued May 25, 2004 that approved this treatment, Mississippi Power recorded a credit to amortization of the regulatory liability of $8.3 million during the second quarter of 2004. The year-to-date decreases are partially offset by increases in depreciable plant in service, primarily as a result of Southern Power’s Stanton Unit A, which was placed in service in October 2003. Reference is made to Note 3 to the financial statements of Southern Company under “Mississippi Power Regulatory Filing” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements and “FERC and State PSC Matters” herein for additional information.

     Taxes other than income taxes. The second quarter and year-to-date 2004 increases in taxes other than income taxes over the comparable periods last year are primarily a result of increases in payroll taxes, property taxes on new facilities and higher tax assessments on property. Also, franchise and gross receipts taxes increased for the respective periods due to the increase in revenues from energy sales.

     Interest income. The second quarter and year-to-date 2004 decreases in interest income when compared to the same periods in the prior year resulted from $15.6 million of interest received from a federal income tax settlement in the second quarter of 2003.

     Other income (expense), net. The second quarter and year-to-date 2004 decreases in other income (expense), net reflect decreased rental income at Georgia Power of $4.0 million and $2.5 million, respectively, as well as the impact of the ESOP contribution in June 2004 of $6.2 million when compared to the same periods in 2003. The year-to-date 2004 decrease in other income (expense), net also reflects a $5.0 million decrease related to the 2003 favorable resolution of a loss contingency by Georgia Power.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. These factors include the retail operating companies’ ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Another major factor is the profitability of the competitive market-based wholesale generating business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors, including weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential” of Southern Company in Item 7 of the Form 10-K.

Environmental Matters

New Source Review Actions and Plant Wansley Environmental Litigation

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “New Source Review Actions” and “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review litigation or Plant Wansley environmental litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The cases against Alabama Power, Georgia Power and Savannah Electric have been effectively stayed pending final resolution of the TVA case. With the denial of the EPA’s petition for review, the Court of Appeals’ decision became final. Alabama Power and the EPA jointly notified the District Court for the Northern District of Alabama, where the case against Alabama Power is pending and requested that the stay be lifted. On June 16, 2004, the District Court lifted the stay, placing the case back onto the District Court’s active docket. At this time, no party to the case against Georgia Power and Savannah Electric has sought to reopen that case, which remains administratively closed in the District Court for the Northern District of Georgia. On June 10, 2004, the U.S. District Court for the Northern District of Georgia granted Georgia Power’s motion in the Plant Wansley environmental litigation for partial summary judgment regarding emissions offsets. The case has been removed from the court’s trial calendar due to pending motions for summary judgment, and a new trial date has not been scheduled. An adverse outcome in any one of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company has not yet responded to the suits; however, it intends to vigorously defend against these claims. While the outcome cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

Other Environmental Matters

On March 12, 2004, the EPA redesignated the Birmingham, Alabama area from nonattainment to attainment under the one-hour ozone national ambient air quality standard. On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Areas within the Southern Company’s service area that have been designated as nonattainment under the eight-hour ozone standard include Birmingham, Macon (Georgia), and a 20-county area within metropolitan Atlanta. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. Areas classified as “severe” nonattainment areas under the one-hour standard will not be required to impose emissions fees as a result of nonattainment. Georgia Power, therefore, will no longer be subject to imposition of emissions fees if the Atlanta area does not come into attainment with the one-hour standard. The impact of the eight-hour designations and the new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     In June 2004, the EPA issued its recommendations for areas to be designated “nonattainment” for the fine particle national ambient air quality standard. Areas within Southern Company’s service area that were included in the EPA’s proposed fine particulate matter designations include 24 counties in the metro-Atlanta area; counties surrounding Macon, Athens, and Columbus, Georgia; counties surrounding Birmingham, Alabama; and counties in Alabama and Georgia near Chattanooga, Tennessee. Alabama Power, Georgia Power and Southern Power own several plants located within the counties proposed for the nonattainment designations. The EPA plans to make final nonattainment designations for fine particulate matter by the end of 2004.

     On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to Georgia. These rules specify that the State of Georgia must submit a revised state implementation plan by April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. The impact of these regulations will depend on the development and approval of Georgia’s state implementation plan and cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Additionally, on May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC and State PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach includes a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies and Southern Power believe that it may be difficult for a traditional utility company, or an affiliate thereof, with a significant load service obligation and generation to satisfy that obligation, and that is not a member of a large, FERC-approved RTO, to pass all aspects of the market power screens as currently designed. However, each of the companies believes that it has an appropriate basis to rebut the generation market power presumption.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company will submit the required analyses by August 9, 2004. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Southern Company in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Plant McIntosh Construction Project

See Note 3 to the financial statements of Southern Company under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh capacity. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund and ordered that hearings be held. To ensure the timely completion of construction on McIntosh units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

     The May 18, 2004 Georgia PSC order also directed Georgia Power and Savannah Electric to file an application within 10 days of completing such purchase to amend the resource certificate granted by the Georgia PSC in 2002 to describe the capacity resource as being the McIntosh units 10 and 11 (as opposed to the McIntosh PPAs), the approximate construction schedule (which is not expected to change) and the proposed rate base treatment. The application was filed on June 3, 2004 and the Georgia PSC will have 180 days to respond. The Georgia PSC is expected to review the application in accordance with its affiliate transaction guidelines, which require a lower of cost or market approach unless otherwise determined by the Georgia PSC. Georgia Power and Savannah Electric have submitted information showing that the book cost of the McIntosh construction project is lower than its market value. However, full recovery of the project costs depends on the outcome of the Georgia PSC’s review. In the event the Georgia PSC does not allow full recovery of the project costs, then part of such costs may have to be written off in accordance with FASB Statement No. 90, “Accounting for Abandonments and Disallowed Plant Costs.” At June 30, 2004, the investment in the McIntosh construction project totaled approximately $355.2 million and $69.7 million for Georgia Power and Savannah Electric, respectively. The ultimate outcome of the Georgia PSC’s review cannot now be determined.

Georgia Power Retail Rate Case

On July 1, 2004, Georgia Power filed a request with the Georgia PSC for an approximate 7 percent increase in retail revenues, effective January 1, 2005. The requested increase is based on a future test year ending July 31, 2005 and a proposed retail return on common equity of 12.5 percent. Georgia Power is currently operating under a three-year retail rate order that expires December 31, 2004. Under the terms of the existing order, earnings are evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return are applied to rate refunds, with the remaining one-third retained by Georgia Power. The order required Georgia Power to file a general rate case on July 1, 2004.

     The increase in retail revenues is being requested to cover the higher costs of purchased power; operating and maintenance expenses; environmental compliance; and continued investment in new generation, transmission and distribution facilities to support growth and ensure reliability. Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2004. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Other Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Orders” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.

Alabama Power Environmental Rate Filing

On August 2, 2004, Alabama Power made a filing with the Alabama PSC to establish a specific rate mechanism for the recovery of retail costs associated with environmental laws, regulations or other such mandates. If approved, the rate mechanism would begin operation in January 2005 and provide for the recovery of these costs pursuant to a factor that will be calculated annually. It is anticipated that for the first two years of the increase, retail rates would increase under the proposed mechanism by approximately 1% ($33 million) in 2005 and approximately an additional 1% ($30 million) in 2006. Such environmental cost recovery would include operations and maintenance expense, depreciation and a return on invested capital. The outcome of this matter cannot now be determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Mississippi Power Retail Rate Filing

On December 5, 2003, Mississippi Power filed a request with the Mississippi PSC to include 266 megawatts of Plant Daniel Units 3 and 4 generating capacity not included in jurisdictional cost of service. As part of Mississippi Power’s proposal to include the additional Plant Daniel capacity in retail rates, the Mississippi PSC, at the time of such filing, issued an interim accounting order in December 2003 directing Mississippi Power to expense and record in 2003 a regulatory liability in the amount of approximately $60 million while the Mississippi PSC fully considered the entire request. On May 25, 2004, the Mississippi PSC issued an order related to this matter. The Mississippi PSC approved Mississippi Power’s request to reclassify the 266 megawatts of Plant Daniel Unit 3 and 4 capacity to jurisdictional cost of service effective January 1, 2004 and authorized Mississippi Power to include the related costs and revenue credits in jurisdictional rate base, cost of service and revenue requirement calculations for purposes of retail rate recovery. Mississippi Power will amortize the regulatory liability established pursuant to the Mississippi PSC’s interim order in December 2003 as an increase to earnings as follows: $16.5 million in 2004, $25.1 million in 2005, $13.0 million in 2006 and $5.7 million in 2007.

     In addition, the Mississippi PSC also approved Mississippi Power’s requested changes to PEP, including the use of a forward-looking test year, with appropriate oversight; annual, rather than semi-annual, filings; and certain changes to the performance indicator mechanisms. Rate changes will be limited to 4% of retail revenues annually under the revised PEP. The Mississippi PSC will review all aspects of PEP in 2007. See Note 3 to the financial statements of Southern Company under “Mississippi Power Regulatory Filing” in Item 8 of the Form 10-K for additional information.

Retail Fuel Cost Recovery

The retail operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In recent months, the companies have experienced higher than expected fuel costs for coal and gas. Those higher fuel costs have increased the under recovered fuel costs included in the Condensed Balance Sheets herein. The companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs.

Mirant Related Matters

See Note 3 to the financial statements of Southern Company under “Mirant Related Matters” in Item 8 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Other Matters” of Southern Company in Item 7 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Mirant Related Matters”. In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Federal Bankruptcy Code. Southern Company has various contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation and joint and several liabilities in connection with the consolidated federal income tax return. The ultimate outcome of such contingent liabilities cannot now be determined.

Income Tax Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Income Tax Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Issues” in Item 8 of the Form 10-K for information regarding IRS and other challenges to Southern Company’s transactions related to synthetic fuel tax credits and international

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

leveraged leases. See Note (B) to the Condensed Financial Statements herein under “Income Tax Matters” for information on potential additional challenges related to the international leveraged leases that could have material impacts on Southern Company’s financial statements. The ultimate outcome of these matters cannot now be determined.

Other Matters

Southern Power is completing limited construction activities on Plant Franklin Unit 3 to preserve the long-term viability of the project but has deferred final completion until the 2008-2011 period. See Note 3 to the financial statements of Southern Company under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information. The final outcome of these matters cannot now be determined.

     See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Other Matters” of Southern Company in Item 7 of the Form 10-K for information on nuclear security measures. Implementation plans for the measures ordered by the NRC to be in effect by October 29, 2004 have been finalized based on current interpretations of the requirements. Alabama Power and Georgia Power — based on its ownership interest — currently estimate their respective expenditures related to these security measures to total $9.6 million and $9.3 million, of which $9.3 million and $1.3 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

     Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Company’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Southern Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Plant Daniel Capacity. Also see Note (K) to the Condensed Financial Statements herein for additional information related to Mississippi Power’s request to include the Plant Daniel capacity in jurisdictional cost of service and the related Mississippi PSC order.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Standards

On March 31, 2004, Southern Company prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Southern Company’s net income. However, as a result of the adoption, Southern Company and the retail operating companies deconsolidated certain wholly-owned trusts established to issue preferred securities since Southern Company and the retail operating companies do not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. In addition, Southern Company consolidated its 85% limited partnership investment in an energy/telecom venture capital fund that was previously accounted for under the equity method. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In May 2004, the FASB approved Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”).” FSP No. 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Southern Company has elected to apply this treatment prospectively. Pending the finalization of federal regulations governing the subsidy effected in the Medicare Act, Southern Company does not anticipate a material impact on its financial statements from the adoption of FSP No. 106-2.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Southern Company’s financial condition during the first six months of 2004 included $1.0 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily obtained from net proceeds from short- and long-term security issuances of approximately $685 million and operating activities. See Southern Company’s Condensed Consolidated Statements of Cash Flows and “Financing Activities” herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred stock dividends, leases, trust funding requirements and other purchase commitments. Approximately $924 million will be required by June 30, 2005 for redemptions and maturities of long-term debt.

Sources of Capital

Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances and term loan and short-term borrowings. However, the amount, type and timing of any financings, if needed, will depend upon market conditions and regulatory approval. See BUSINESS — “Financing Programs” in Item 1 and MANAGEMENT’S DISCUSSION AND

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.

     Southern Company’s current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs, as well as scheduled maturities of long-term debt. To meet short term cash needs and contingencies, the Southern Company system had at June 30, 2004 approximately $191 million of cash and cash equivalents and approximately $3.5 billion of unused credit arrangements with banks, of which $251 million expire in 2004, $1.5 billion expire in 2005 and $1.7 billion expire in 2006 and beyond. Of the facilities maturing in 2004 and 2005, $1.22 billion contain provisions allowing two-year term loans executable at the expiration date and $215 million contain provisions allowing one-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Southern Company expects to renew its credit facilities, as needed, prior to expiration. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At June 30, 2004, the Southern Company system had outstanding commercial paper of $727 million and extendible commercial notes of $10.9 million.

     Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

Off-Balance Sheet Financing Arrangements

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.

Credit Rating Risk

Southern Company and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. At June 30, 2004, the maximum potential collateral requirements were approximately $429.8 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash.

Market Price Risk

Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, the retail operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the retail operating companies and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Also, the retail operating companies have each implemented fuel-hedging

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

programs at the instruction of their respective PSCs. The fair value of derivative energy contracts at June 30, 2004 was as follows:

	Second Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$43,512	$15,825
Contracts realized or settled	(19,702)	(25,349)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes	2,808	36,142

Contracts at June 30, 2004	$26,618	$26,618

	Source of June 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$26,618	$23,155	$3,463
External sources	—	—	—
Models and other methods	—	—	—

Contracts at June 30, 2004	$26,618	$23,155	$3,463

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In the first six months of 2004, Southern Company subsidiaries issued $775 million of senior notes, $265 million of other long-term debt, $175 million of preferred stock and $62 million of common stock through employee and director stock plans. The issuances were primarily used to refund senior notes and other long-term debt and to fund ongoing construction projects. The remainder was used to repay short-term debt. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first six months of 2004.

     In January 2004, Georgia Power issued $100 million of Series S 4.00% Senior Notes due January 15, 2011 and $100 million of Series T 5.75% Senior Public Income Notes due January 15, 2044. The proceeds from these sales were used in March 2004 to redeem all of its outstanding Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011 and Series D 6 5/8% Senior Notes due March 31, 2039.

     Further in January 2004, Georgia Power Capital Trust VII, a statutory trust, sold $200 million of its 5 7/8% Trust Preferred Securities, which are guaranteed by Georgia Power. The net proceeds from this issuance were used to redeem 6.85% Trust Preferred Securities of Georgia Power Capital Trust IV. In connection with this transaction, Georgia Power issued $206 million of its junior subordinated debentures to Georgia Power Capital Trust VII.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In February 2004, Alabama Power issued 4,000,000 shares ($100 million aggregate stated capital) of 5.30% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share) and $200 million of Series Z 5.125% Senior Notes due February 15, 2019. The proceeds from these sales were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuous construction program.

     Also in February 2004, Georgia Power issued $150 million of Series U Floating Rate Senior Notes due February 17, 2009. The proceeds of this sale were used for general corporate purposes.

     In March 2004, Mississippi Power issued $40 million of Series F Floating Rate Senior Notes due March 9, 2009. The proceeds from this sale, along with other monies of Mississippi Power were used to repay $80 million aggregate principal amount of Mississippi Power’s Series D Floating Rate Senior Notes due March 12, 2004.

     Additionally, in April 2004, Alabama Power issued $150 million of Series AA 5 5/8% Senior Notes due April 15, 2034 and terminated $150 million of swaps at a gain of $6 million. The proceeds from the sale were used together with other funds to redeem, in May 2004, $200 million in aggregate principal amount of the Series J 6.75% Senior Notes due June 30, 2039. The gain from the terminated swaps was deferred in Other Comprehensive Income and will be amortized to income over the life of the Series AA Senior Notes.

     Also in April 2004, Gulf Power issued $35 million of Series J 5.875% Senior Notes due April 1, 2044. The proceeds from this issue were used for general corporate purposes, including Gulf Power’s continuous construction program.

     Also, in April 2004, Mississippi Power issued 1,200,000 Depositary Shares ($30 million aggregate stated capital) each representing one-fourth of a share of 5.25% Series Preferred Stock, cumulative, par value $100 per share. The proceeds from this sale were primarily used to redeem various issues of preferred stock and the remainder was used for general corporate purposes.

     Further, in June, 2004, Savannah Electric issued 1,800,000 shares ($45 million aggregate par value) of 6.00% Series Preferred Stock, non-cumulative, par value $25 per share. The proceeds from this sale were used to repay a portion of its outstanding short-term indebtedness that had been incurred primarily to finance the purchase of its share of Units 10 and 11 of Plant McIntosh.

     Subsequent to June 30, 2004, Alabama Power has entered into interest rate hedging transactions related to the anticipated issuance of senior notes totaling approximately $125 million. The notes are expected to be issued in 2005.

     Southern Company and its subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

     The market price of Southern Company’s common stock at June 30, 2004 was $29.15 per share and the book value was $13.43 per share, representing a market-to-book ratio of 217%, compared to $30.25, $13.13 and 230%, respectively, at the end of 2003. The dividend for the second quarter 2004 was $0.35 per share compared to $0.3425 per share in the second quarter 2003.

PART I

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” herein for each registrant and Notes 1 and 6 to the financial statements of each registrant under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.

Item 4. Controls and Procedures.

     (a)     Evaluation of disclosure controls and procedures.

As of the end of the period covered by this quarterly report, Southern Company, the retail operating companies and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to each company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.

     (b)     Changes in internal controls.

There have been no changes in Southern Company’s, the retail operating companies’ or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2004 that have materially affected or are reasonably likely to materially affect, Southern Company’s, the retail operating companies’ or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$847,148	$748,906	$1,591,781	$1,419,735
Sales for resale —
Non-affiliates	120,491	116,212	232,436	235,493
Affiliates	53,945	54,741	119,733	116,728
Other revenues	37,233	30,287	74,561	68,311

Total operating revenues	1,058,817	950,146	2,018,511	1,840,267

Operating Expenses:
Fuel	277,110	240,791	549,089	480,535
Purchased power —
Non-affiliates	65,508	27,476	94,150	56,306
Affiliates	60,400	52,613	120,332	94,109
Other operations	160,889	159,642	307,275	294,185
Maintenance	90,718	81,646	171,105	156,221
Depreciation and amortization	106,146	104,505	211,499	204,716
Taxes other than income taxes	59,328	56,482	123,775	116,567

Total operating expenses	820,099	723,155	1,577,225	1,402,639

Operating Income	238,718	226,991	441,286	437,628
Other Income and (Expense):
Allowance for equity funds used during construction	3,914	3,062	8,024	7,799
Interest income	3,890	4,270	8,329	7,546
Interest expense, net of amounts capitalized	(52,367)	(58,941)	(102,446)	(113,514)
Interest expense to affiliate trusts	(4,181)	—	(4,181)	—
Distributions on mandatorily redeemable preferred securities	—	(3,939)	(3,938)	(7,380)
Other income (expense), net	(6,415)	(4,315)	(10,753)	(10,034)

Total other income and (expense)	(55,159)	(59,863)	(104,965)	(115,583)

Earnings Before Income Taxes	183,559	167,128	336,321	322,045
Income taxes	72,567	55,758	129,835	114,831

Net Income	110,992	111,370	206,486	207,214
Dividends on Preferred Stock	6,705	4,747	11,452	8,772

Net Income After Dividends on Preferred Stock	$104,287	$106,623	$195,034	$198,442

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$104,287	$106,623	$195,034	$198,442
Other comprehensive income:
Change in fair value of marketable securities, net of tax of $285 and $285, respectively	470	—	470	—
Changes in fair value of qualifying hedges, net of tax of $11,847, $(627), $5,685 and $(1,423), respectively	19,486	(686)	9,350	(1,994)
Less: Reclassification adjustment for amounts included in net income, net of tax of $718, $893, $1,572 and $1,645, respectively	1,180	1,808	2,585	3,044

COMPREHENSIVE INCOME	$125,423	$107,745	$207,439	$199,492

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$206,486	$207,214
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	239,039	232,181
Deferred income taxes and investment tax credits, net	85,355	32,712
Pension, postretirement, and other employee benefits	(19,862)	(15,160)
Tax benefit of stock options	5,419	8,029
Other, net	(28,142)	(41,268)
Changes in certain current assets and liabilities —
Receivables, net	(107,575)	(10,236)
Fossil fuel stock	(1,631)	(7,857)
Materials and supplies	(3,800)	(3,732)
Other current assets	(30,012)	(32,999)
Accounts payable	(105,485)	(63,625)
Accrued taxes	66,254	60,963
Accrued compensation	(32,216)	(41,073)
Other current liabilities	18,023	35,113

Net cash provided from operating activities	291,853	360,262

Investing Activities:
Gross property additions	(376,470)	(351,330)
Cost of removal net of salvage	(18,743)	(17,752)
Other	14,832	3,031

Net cash used for investing activities	(380,381)	(366,051)

Financing Activities:
Increase in notes payable, net	45,978	33,940
Proceeds —
Senior notes	350,000	1,065,000
Preferred stock	100,000	125,000
Common stock	20,000	25,000
Capital contributions from parent company	—	133
Redemptions —
Senior notes	(200,000)	(1,000,800)
Other long-term debt	(1,443)	(472)
Payment of preferred stock dividends	(9,274)	(8,659)
Payment of common stock dividends	(218,650)	(215,100)
Other	(13,035)	(11,881)

Net cash provided from financing activities	73,576	12,161

Net Change in Cash and Cash Equivalents	(14,952)	6,372
Cash and Cash Equivalents at Beginning of Period	42,752	22,685

Cash and Cash Equivalents at End of Period	$27,800	$29,057

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $3,343 and $3,953 capitalized for 2004 and 2003, respectively)	$81,471	$85,222
Income taxes (net of refunds)	$9,554	$48,385

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$27,800	$42,752
Receivables —
Customer accounts receivable	244,269	223,865
Unbilled revenues	117,483	95,953
Under recovered regulatory clause revenues	98,155	16,697
Other accounts and notes receivable	44,064	53,547
Affiliated companies	41,346	48,876
Accumulated provision for uncollectible accounts	(5,688)	(4,756)
Fossil fuel stock, at average cost	88,624	86,993
Vacation pay	35,530	35,530
Materials and supplies, at average cost	215,490	211,690
Prepaid expenses	63,342	44,608
Other	36,308	19,454

Total current assets	1,006,723	875,209

Property, Plant, and Equipment:
In service	14,389,837	14,224,117
Less accumulated provision for depreciation	4,984,801	4,905,920

	9,405,036	9,318,197
Nuclear fuel, at amortized cost	94,076	93,611
Construction work in progress	402,384	321,316

Total property, plant, and equipment	9,901,496	9,733,124

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	47,995	47,811
Nuclear decommissioning trusts, at fair value	404,223	384,574
Other	26,211	16,992

Total other property and investments	478,429	449,377

Deferred Charges and Other Assets:
Deferred charges related to income taxes	319,255	321,077
Prepaid pension costs	467,081	446,256
Unamortized loss on reacquired debt	113,520	110,946
Other	140,394	134,635

Total deferred charges and other assets	1,040,250	1,012,914

Total Assets	$12,426,898	$12,070,624

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$525,015	$526,019
Notes payable	45,978	—
Accounts payable —
Affiliated	113,263	135,017
Other	87,781	162,314
Customer deposits	49,828	47,507
Accrued taxes —
Income taxes	86,242	83,544
Other	67,639	22,273
Accrued interest	51,089	46,489
Accrued vacation pay	35,530	35,530
Accrued compensation	43,404	75,620
Other	33,218	34,513

Total current liabilities	1,138,987	1,168,826

Long-term Debt	3,529,766	3,377,148

Long-term Debt Payable to Affiliated Trusts	309,279	—

Mandatorily Redeemable Preferred Securities	—	300,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,687,565	1,571,076
Deferred credits related to income taxes	154,943	162,168
Accumulated deferred investment tax credits	210,830	216,309
Employee benefit obligations	181,923	180,960
Deferred capacity revenues	31,015	36,567
Asset retirement obligations	370,892	358,759
Asset retirement obligation regulatory liability	133,777	127,346
Other cost of removal obligations	585,849	574,445
Miscellaneous regulatory liabilities	74,952	86,323
Other	31,582	37,525

Total deferred credits and other liabilities	3,463,328	3,351,478

Total Liabilities	8,441,360	8,197,452

Cumulative Preferred Stock	472,512	372,512

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized — 15,000,000 shares
Outstanding — June 30, 2004: 7,750,000 Shares
— December 31, 2003: 7,250,000 Shares	310,000	290,000
Paid-in capital	1,932,387	1,926,970
Premium on preferred stock	99	99
Retained earnings	1,266,102	1,291,558
Accumulated other comprehensive income (loss)	4,438	(7,967)

Total common stockholder’s equity	3,513,026	3,500,660

Total Liabilities and Stockholder’s Equity	$12,426,898	$12,070,624

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SECOND QUARTER 2004 vs. SECOND QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Alabama Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2004 was $104.3 million and $195.0 million, respectively, compared to $106.6 million and $198.4 million, respectively, for the corresponding periods of 2003. Earnings in the second quarter of 2004 decreased by $2.3 million, or 2.2%, primarily due to higher maintenance expenses and income and other taxes, partially offset by an increase in retail base-rate revenues and a decrease in interest expense. Earnings year-to-date 2004 decreased by $3.4 million, or 1.7%, principally due to higher maintenance expense, depreciation expense, and income and other taxes. These increases were partially offset by an increase in base rate revenues and a decrease in interest expense.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$98,242	13.1	$172,046	12.1
Other revenues	6,946	22.9	6,250	9.1
Fuel expense	36,319	15.1	68,554	14.3
Purchased power — non-affiliates	38,032	138.4	37,844	67.2
Purchased power — affiliates	7,787	14.8	26,223	27.9
Maintenance expense	9,072	11.1	14,884	9.5
Depreciation and amortization	1,641	1.6	6,783	3.3
Taxes other than income taxes	2,846	5.0	7,208	6.2
Interest expense, net of amounts capitalized	(6,574)	(11.2)	(11,068)	(9.8)
Income taxes	16,809	30.1	15,004	13.1
Dividends on preferred stock	1,958	41.2	2,680	30.6

     Retail sales. Excluding energy cost recovery revenues and revenues associated with PPAs certificated by the Alabama PSC, which generally do not affect net income, retail sales revenues increased by $25.5 million, or 4.6%, for the second quarter 2004 and $47.1 million, or 4.5%, year-to-date 2004 when compared to the corresponding periods in 2003. See Note 3 to the financial statements of Alabama Power under “Retail Rate Adjustment Procedures” in Item 8 of the Form 10-K for additional information. Kilowatt-hour energy sales to residential, commercial, and industrial customers increased 7.1%, 4.2%, and 3.0%, respectively, for the second quarter 2004 and increased 5.7%, 3.4% and 5.8%, respectively, year-to-date 2004 when compared to the corresponding periods of 2003 primarily due to more favorable weather conditions and improved industrial sales mainly in the coal mining, primary metal and automotive sectors.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Other revenues. The increases in other revenues for the second quarter and year-to-date 2004 are attributed to a $3.4 million increase in revenues from cogeneration steam facilities due to increased fuel revenue resulting from higher gas prices, a $1.6 million increase in rent from pole attachments and a $1.0 million increase in transmission revenues when compared to the same periods in 2003. Since cogeneration steam fuel revenues are generally offset by fuel expense, these revenues do not have a significant impact on earnings.

     Fuel expense. Fuel expense was higher in the second quarter 2004 when compared to the corresponding period in 2003 mainly due to a 35.7% increase in natural gas prices and a 10.8% increase in generation from natural gas-fired generating facilities. The year-to-date 2004 increase in fuel expense when compared to the same period in 2003 is mainly due to a 30.6% increase in natural gas prices and a 24.0% increase in generation from gas-fired generating facilities. These increases in generation from gas-fired facilities in the second quarter and year-to-date 2004 when compared to the corresponding periods in 2003 are mainly due to an increased energy demand coupled with a 68.4% decrease and a 48.4% decrease, respectively, in generation from Alabama Power’s hydroelectric facilities. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings. See “Future Earnings Potential – FERC and Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

     Purchased power – non-affiliates. In the second quarter and year-to-date 2004, purchased power from non-affiliates increased when compared to the same periods in 2003 primarily due to a 99.5% increase in energy purchased during the second quarter 2004 even though purchased power prices decreased by 31.0% during the second quarter 2004. Increased purchases were used to help meet the increased energy demand for retail sales. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.

     Purchased power — affiliates. Purchased power from affiliates increased in the second quarter and year-to-date 2004 over the same periods in 2003 due to a PPA between Alabama Power and Southern Power that began in June 2003. The capacity component of these transactions was $13.0 million in the second quarter 2004 and $22.4 million year-to-date 2004. Purchases of energy will vary depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause. See Note 3 to the financial statements of Alabama Power under “Retail Rate Adjustment Procedures” in Item 8 of the Form 10-K for additional information on base rate adjustments for certificated PPA expenses.

     Maintenance expense. The increase in maintenance expense for the second quarter 2004 when compared to the same period in 2003 is attributed to a $3.3 million increase in distribution expense, a $2.1 million increase in Washington County combined cycle turbine expense primarily due to caustic water damage and a $1.9 million increase in transmission expense. The year-to-date 2004 increase in maintenance expense is mainly due to a $6.6 million increase in distribution expense and a $3.7 million increase in transmission expense. These increases in transmission and distribution are mainly related to scheduled work performed on overhead lines.

     Depreciation and amortization expense. The increases in depreciation and amortization expense for the second quarter and year-to-date 2004 are attributed to an increase in utility plant in service when compared to the same periods in 2003. See Note 7 to the financial statements of Alabama Power under “Construction Program” in Item 8 of the Form 10-K for additional information.

     Taxes other than income taxes. The second quarter 2004 increase in taxes other than income taxes is mainly due to a $1.3 million increase in property tax expense as a result of a higher assessed property values when compared to the corresponding period in 2003. The year-to-date 2004 increase in taxes other than income

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

taxes when compared to the same period in 2003 is primarily due to a $2.7 million increase in payroll taxes, a $2.7 million increase in property tax expense and a $1.7 million increase in the state public utility license tax because of increased retail revenues.

     Interest expense, net of amounts capitalized. The decrease in interest expense, net of amounts capitalized, during the second quarter and year-to-date 2004 when compared to the same periods in 2003 is the result of refinancing higher cost debt. For additional information, see FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” herein.

     Income taxes. Income tax expense increased for the second quarter and year-to-date of 2004 due primarily to greater taxable income in the second quarter of 2004 compared to 2003, resulting in an additional $6.5 million tax expense. Income tax expense increased an additional $4.2 million in the second quarter of 2004 due to a state income tax actualization adjustment. Also, an income tax settlement which was recorded in 2003 resulted in a $4.7 million increase to net income in the second quarter of 2003.

     Dividends on preferred stock. Dividends on preferred stock increased for the second quarter and year-to-date 2004 due to the issuance of 4,000,000 shares ($100 million aggregate stated capital) of 5.30% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share) in February 2004.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Alabama Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see BUSINESS – The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential” of Alabama Power in Item 7 of the Form 10-K.

Environmental Matters

New Source Review Actions

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including the EPA litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential – Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The case against Alabama Power had been effectively stayed pending final resolution of the TVA case. With the denial of the EPA’s petition for review, the Court of Appeals’ decision became final. Alabama Power and the EPA

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

jointly notified the District Court for the Northern District of Alabama, where the case against Alabama Power is pending and requested that the stay be lifted. On June 16, 2004, the District Court lifted the stay, placing the case back onto the District Court’s active docket. An adverse outcome in this case could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company has not yet responded to the suits; however, it intends to vigorously defend against these claims. While the outcome cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

Other Environmental Matters

On March 12, 2004, the EPA redesignated the Birmingham, Alabama area from nonattainment to attainment under the one-hour ozone national ambient air quality standard. On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Within Alabama Power’s service area, Birmingham has been designated as nonattainment under the eight-hour ozone standard. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. The impact of the eight-hour designations and the new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     Additionally, on May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

     In June 2004, the EPA issued its recommendations for areas to be designated “nonattainment” for the fine particle national ambient air quality standard. Areas within the Alabama Power’s service area that were included in the EPA’s proposed fine particulate matter designations include counties surrounding Birmingham, Alabama. Alabama Power owns several plants located within the counties proposed for the nonattainment designation. The EPA plans to make final nonattainment designations for fine particulate matter by the end of 2004.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FERC and Alabama PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” of Alabama Power in Item 7 of the Form 10-K and Note 3 to the financial statements of Alabama Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach includes a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies, including Alabama Power, and Southern Power believe that it may be difficult for a traditional utility company, or an affiliate thereof, with a significant load service obligation and generation to satisfy that obligation, and that is not a member of a large, FERC-approved RTO, to pass all aspects of the market power screens as currently designed. However, each of the companies believes that it has an appropriate basis to rebut the generation market power presumption.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company will submit the required analyses by August 9, 2004. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential – FERC Matters — Transmission” of Alabama Power in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Environmental Rate Filing

On August 2, 2004, Alabama Power made a filing with the Alabama PSC to establish a specific rate mechanism for the recovery of retail costs associated with environmental laws, regulations or other such mandates. If approved, the rate mechanism would begin operation in January 2005 and provide for the recovery of these costs pursuant to a factor that will be calculated annually. It is anticipated that for the first two years of the increase, retail rates would increase under the proposed mechanism by approximately 1% ($33 million) in 2005 and approximately an additional 1% ($30 million) in 2006. Such environmental cost recovery would include operations and maintenance expense, depreciation and a return on invested capital. The outcome of this matter cannot now be determined.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Retail Fuel Cost Recovery

In March 2002, the Alabama PSC issued a consent order establishing the current customer fuel rates, which Alabama Power began collecting in April 2002. In recent months, Alabama Power has experienced higher than expected fuel costs for coal and gas. Those higher fuel costs have increased the under recovered fuel costs included in the Condensed Balance Sheets herein. Alabama Power will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See Note 3 to the financial statements of Alabama Power under “Retail Rate Adjustment Procedures” in Item 8 of the Form 10-K for additional information.

Other Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential – Other Matters” of Alabama Power in Item 7 of the Form 10-K for information on nuclear security measures. Implementation plans for the measures ordered by the NRC to be in effect by October 29, 2004 have been finalized based on current interpretations of the requirements. Alabama Power currently estimates its expenditures related to these security measures to total $9.6 million, of which $9.3 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

     Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Alabama Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS - ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Standards

On March 31, 2004, Alabama Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Alabama Power’s net income. However, as a result of the adoption, Alabama Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Alabama Power does not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In May 2004, the FASB approved Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”).” FSP No. 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Alabama Power has elected to apply this treatment prospectively. Pending the finalization of federal regulations governing the subsidy effected in the Medicare Act, Alabama Power does not anticipate a material impact on its financial statements from the adoption of FSP No. 106-2.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Alabama Power’s financial condition during the first six months of 2004 included the addition of approximately $376 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and net proceeds from security issuances of $269 million. See Alabama Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. Approximately $525 million will be required by June 30, 2005 for maturities of long-term debt.

Sources of Capital

In addition to the financing activities described below, Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

     Alabama Power’s current liabilities exceed current assets primarily because of scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, at June 30, 2004 Alabama Power had $28 million of cash and cash equivalents, unused committed lines of credit of approximately $808 million (including $504 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. These lines of credit will expire at various times during 2004 ($165 million), 2005 ($418 million) and 2007 ($225 million). Alabama Power

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

expects to renew its credit facilities, as needed, prior to expiration. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1 billion of short-term borrowings. At June 30, 2004, Alabama Power had $46 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.

Credit Rating Risk

Alabama Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral – but not accelerated payment – in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed price physical gas purchases and agreements covering interest rate swaps. At June 30, 2004, the maximum potential collateral requirements were approximately $27 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash.

Market Price Risk

Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC. The fair value of derivative energy contracts at June 30, 2004 was as follows:

	Second Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$17,858	$6,413
Contracts realized or settled	(8,593)	(11,782)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes	2,282	16,916

Contracts at June 30, 2004	$11,547	$11,547

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Source of June 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$11,547	$10,715	$832
External sources	—	—	—
Models and other methods	—	—	—

Contracts at June 30, 2004	$11,547	$10,715	$832

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7 of the Form 10-K and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In February 2004, Alabama Power issued 4,000,000 shares ($100 million aggregate stated capital) of 5.30% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share) and $200 million of Series Z 5.125% Senior Notes due February 15, 2019. The proceeds from these sales were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuous construction program.

     In April 2004, Alabama Power issued $150 million of Series AA 5 5/8% Senior Notes due April 15, 2034 and terminated $150 million of swaps at a gain of $6 million. The proceeds from the sale were used together with other funds to redeem, in May 2004, $200 million in aggregate principal amount of the Series J 6.75% Senior Notes due June 30, 2039. The gain from the terminated swaps was deferred in Other Comprehensive Income and will be amortized to income over the life of the Series AA Senior Notes.

     Subsequent to June 30, 2004, Alabama Power has entered into interest rate hedging transactions related to the anticipated issuance of senior notes totaling approximately $125 million. The notes are expected to be issued in 2005.

     Alabama Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$1,199,220	$1,041,604	$2,237,015	$2,007,311
Sales for resale —
Non-affiliates	61,597	59,452	127,053	133,438
Affiliates	48,950	46,365	103,092	93,851
Other revenues	43,395	42,672	85,391	81,931

Total operating revenues	1,353,162	1,190,093	2,552,551	2,316,531

Operating Expenses:
Fuel	324,220	271,428	609,434	513,931
Purchased power —
Non-affiliates	97,392	62,052	160,081	134,088
Affiliates	139,319	121,605	274,461	235,448
Other operations	220,799	199,487	419,192	385,477
Maintenance	124,675	107,628	233,143	218,572
Depreciation and amortization	68,542	86,003	136,279	171,745
Taxes other than income taxes	56,488	49,290	112,920	102,465

Total operating expenses	1,031,435	897,493	1,945,510	1,761,726

Operating Income	321,727	292,600	607,041	554,805
Other Income and (Expense):
Allowance for equity funds used during construction	4,700	846	8,047	3,802
Interest income	1,768	14,970	4,120	15,085
Interest expense, net of amounts capitalized	(48,293)	(47,925)	(93,943)	(92,288)
Interest expense to affiliate trusts	(14,810)	—	(14,810)	—
Distributions on mandatorily redeemable preferred securities	—	(14,919)	(15,839)	(29,838)
Other income (expense), net	(5,613)	9,353	(10,008)	12,265

Total other income and (expense)	(62,248)	(37,675)	(122,433)	(90,974)

Earnings Before Income Taxes	259,479	254,925	484,608	463,831
Income taxes	103,597	96,231	184,717	171,699

Net Income	155,882	158,694	299,891	292,132
Dividends on Preferred Stock	167	167	335	335

Net Income After Dividends on Preferred Stock	$155,715	$158,527	$299,556	$291,797

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$155,715	$158,527	$299,556	$291,797
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $4,590, $(380), $3,710 and $(1,346), respectively	7,277	(1,015)	5,882	(2,547)
Less: Reclassification adjustment for amounts included in net income, net of tax of $558, $79, $1,237 and $79, respectively	884	134	1,961	127

COMPREHENSIVE INCOME	$163,876	$157,646	$307,399	$289,377

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$299,891	$292,132
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	177,927	220,465
Deferred income taxes and investment tax credits, net	127,958	93,581
Pension, postretirement, and other employee benefits	(11,339)	(17,271)
Tax benefit of stock options	5,570	9,590
Other, net	(18,859)	7,115
Changes in certain current assets and liabilities —
Receivables, net	(146,027)	33,395
Fossil fuel stock	(6,309)	(22,658)
Materials and supplies	(2,680)	(8,000)
Other current assets	29,779	31,641
Accounts payable	63,354	(72,695)
Accrued taxes	(78,952)	16,600
Accrued compensation	(67,828)	(68,314)
Other current liabilities	25,648	2,201

Net cash provided from operating activities	398,133	517,782

Investing Activities:
Gross property additions	(672,424)	(370,727)
Cost of removal net of salvage	(14,236)	(10,786)
Change in construction payables, net of joint owner portion	(23,743)	(59,455)
Other	10,899	(2,334)

Net cash used for investing activities	(699,504)	(443,302)

Financing Activities:
Increase (decrease) in notes payable, net	234,749	(17,633)
Proceeds —
Senior notes	350,000	700,000
Mandatorily redeemable preferred securities	200,000	—
Capital contributions from parent company	223,000	158
Redemptions —
Senior notes	(200,000)	(465,000)
Mandatorily redeemable preferred securities	(200,000)	—
Payment of common stock dividends	(282,750)	(282,900)
Other	(12,069)	(15,179)

Net cash provided from (used for) financing activities	312,930	(80,554)

Net Change in Cash and Cash Equivalents	11,559	(6,074)
Cash and Cash Equivalents at Beginning of Period	8,699	16,873

Cash and Cash Equivalents at End of Period	$20,258	$10,799

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2,804 and $2,852 capitalized for 2004 and 2003, respectively)	$120,449	$107,940
Income taxes (net of refunds)	$35,078	$(21,958)

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$20,258	$8,699
Receivables —
Customer accounts receivable	300,311	261,771
Unbilled revenues	167,852	117,327
Under recovered regulatory clause revenues	254,428	151,447
Other accounts and notes receivable	77,475	101,783
Affiliated companies	30,935	52,413
Accumulated provision for uncollectible accounts	(6,025)	(5,350)
Fossil fuel stock, at average cost	143,846	137,537
Vacation pay	54,928	50,150
Materials and supplies, at average cost	273,720	271,040
Prepaid expenses	10,850	46,157
Other	11,010	83

Total current assets	1,339,588	1,193,057

Property, Plant, and Equipment:
In service	18,472,477	18,171,862
Less accumulated provision for depreciation	7,068,465	6,898,725

	11,404,012	11,273,137
Nuclear fuel, at amortized cost	116,191	129,056
Construction work in progress	639,952	341,783

Total property, plant, and equipment	12,160,155	11,743,976

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	68,703	38,714
Nuclear decommissioning trusts, at fair value	437,441	423,319
Other	64,891	37,142

Total other property and investments	571,035	499,175

Deferred Charges and Other Assets:
Deferred charges related to income taxes	504,470	509,887
Prepaid pension costs	426,899	405,164
Unamortized debt issuance expense	74,852	75,245
Unamortized loss on reacquired debt	182,286	177,707
Other	160,596	177,817

Total deferred charges and other assets	1,349,103	1,345,820

Total Assets	$15,419,881	$14,782,028

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$302,401	$2,304
Notes payable	372,027	137,277
Accounts payable —
Affiliated	154,541	121,928
Other	236,621	238,069
Customer deposits	109,204	103,756
Accrued taxes —
Income taxes	172,250	107,532
Other	104,271	166,892
Accrued interest	71,861	70,844
Accrued vacation pay	42,749	38,206
Accrued compensation	66,176	134,004
Other	129,009	105,234

Total current liabilities	1,761,110	1,226,046

Long-term Debt	3,611,092	3,762,333

Long-term Debt Payable to Affiliated Trusts	969,073	—

Mandatorily Redeemable Preferred Securities	—	940,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,358,072	2,303,085
Deferred credits related to income taxes	178,986	186,625
Accumulated deferred investment tax credits	306,262	312,506
Employee benefit obligations	306,543	295,788
Asset retirement obligations	490,164	475,585
Other cost of removal obligations	405,433	412,161
Miscellaneous regulatory liabilities	158,333	249,687
Other	66,813	63,432

Total deferred credits and other liabilities	4,270,606	4,298,869

Total Liabilities	10,611,881	10,227,248

Cumulative Preferred Stock	14,569	14,569

Common Stockholder’s Equity:
Common stock, without par value —
Authorized — 15,000,000 shares
Outstanding — 7,761,500 shares	344,250	344,250
Paid-in capital	2,437,069	2,208,498
Premium on preferred stock	40	40
Retained earnings	2,027,103	2,010,297
Accumulated other comprehensive loss	(15,031)	(22,874)

Total common stockholder’s equity	4,793,431	4,540,211

Total Liabilities and Stockholder’s Equity	$15,419,881	$14,782,028

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SECOND QUARTER 2004 vs. SECOND QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Georgia Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2004 was $155.7 million and $299.6 million, respectively, compared to $158.5 million and $291.8 million, respectively, for the corresponding periods in 2003. Earnings in the second quarter decreased by $2.8 million, or 1.8%, primarily due to higher non-fuel operating expenses partially offset by higher retail base revenues when compared to the same period in 2003. Earnings for year-to-date 2004 increased $7.8 million, or 2.7%, primarily due to higher retail base revenues partially offset by higher non-fuel operating expenses.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$157,616	15.1	$229,704	11.4
Fuel expense	52,792	19.4	95,503	18.6
Purchased power — non-affiliates	35,340	57.0	25,993	19.4
Purchased power — affiliates	17,714	14.6	39,013	16.6
Other operations	21,312	10.7	33,715	8.7
Maintenance	17,047	15.8	14,571	6.7
Depreciation and amortization	(17,461)	(20.3)	(35,466)	(20.7)
Allowance for funds used during construction	3,854	N/M	4,245	N/M
Interest income	(13,202)	(88.2)	(10,965)	(72.7)
Other income (expense), net	(14,966)	N/M	(22,273)	N/M

N/M Not meaningful

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue increased by $70.9 million, or 9.7%, in the second quarter 2004 compared to the corresponding period in 2003. In the second quarter 2004, kilowatt-hour energy sales to residential, commercial and industrial customers increased by 13.2%, 6.2% and 3.4%, respectively, when compared to the same period in 2003. Year-to-date 2004 base retail sales revenue increased by $102.8 million, or 7.3%, compared to the corresponding period in 2003. Year-to-date kilowatt-hour energy sales to residential, commercial and industrial customers increased by 9.1%, 5.1% and 2.8%, respectively, when compared to the same period in 2003. These increases in the retail sectors during the second quarter and year-to-date 2004 are mainly due to customer growth of 2%, more favorable weather, and an improving economy when compared to the same periods in 2003.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Fuel expense. During the second quarter and year-to-date 2004, fuel expense was higher due to increases of 14.0% and 14.1%, respectively, in the average cost of fuel and increases of 1.7% and 1.8%, respectively, in generation due to increased retail sales. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See “Future Earnings Potential – FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

     Purchased power — non-affiliates. The second quarter and year-to-date 2004 increases in purchased power from non-affiliates are primarily due to fluctuations in off-system energy purchases used to meet off-system sales commitments. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.

     Purchased power — affiliates. Purchased power from affiliates increased in the second quarter and year-to-date 2004 when compared to the corresponding periods in 2003 due to a PPA between Georgia Power and Southern Power that began in June 2003. The capacity component of these transactions increased $15.6 million and $25.8 million in the second quarter and year-to-date 2004, respectively, over the same periods in 2003. The energy component of power purchased from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company and will have no significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.

     Other operations expense. Other operations expense in the second quarter and year-to-date 2004 was higher when compared to the same periods in 2003 due to increased administrative and general expenses of $8.0 million and $13.8 million, respectively, related to increased employee benefit expenses and $3.2 million in workers compensation expenses for year-to-date 2004.

     Maintenance expense. Maintenance expense was higher in the second quarter and year-to-date 2004 when compared to the same periods in 2003 due to the timing of scheduled generating plant maintenance of $8.7 million and $4.2 million, respectively, and scheduled transmission and distribution maintenance of $10.2 million and $13.2 million, respectively.

     Depreciation and amortization. In the second quarter and year-to-date 2004, depreciation and amortization expense was lower compared to the corresponding periods in 2003. These decreases were caused primarily by lower regulatory charges needed to levelize purchased power capacity costs under the terms of the retail rate order effective January 1, 2002. These decreases were offset by increases in affiliated purchased power costs discussed above. See Note 1 to the financial statements of Georgia Power under “Depreciation and Amortization” in Item 8 of the Form 10-K for additional information.

     Allowance for equity funds used during construction. The second quarter and year-to-date 2004 increases result primarily from the acquisition of the McIntosh combined cycle units 10 and 11 construction project from Southern Power. See “FERC Matters” herein and Note (J) to the Condensed Financial Statements herein for additional information.

     Interest income. The second quarter and year-to-date 2004 decreases result from $14.5 million of interest on a favorable tax settlement received in the second quarter of 2003.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

     Other income (expense), net. The second quarter and year-to-date 2004 decreases in other income (expense), net reflect decreased rental income of $4.0 million and $2.5 million, respectively, as well as the impact of the ESOP contribution in June 2004 of $3.4 million when compared to the same periods in 2003. The year-to-date 2004 decrease in other income (expense), net also reflects a $5.0 million decrease related to the 2003 favorable resolution of a loss contingency.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Georgia Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential” of Georgia Power in Item 7 of the Form 10-K.

Environmental Matters

New Source Review Actions and Plant Wansley Environmental Litigation

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS - “Future Earnings Potential — Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “New Source Review Actions” and “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review litigation or Plant Wansley environmental litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The case against Georgia Power had been effectively stayed pending final resolution of the TVA case. With the denial of the EPA’s petition for review, the Court of Appeals’ decision became final. At this time, no party to the case against Georgia Power has sought to reopen the case, which remains administratively closed in the District Court for the Northern District of Georgia.

     On June 10, 2004, the U.S. District Court for the Northern District of Georgia granted Georgia Power’s motion in the Plant Wansley environmental litigation for partial summary judgment regarding emissions offsets. The case has been removed from the court’s trial calendar due to pending motions for summary judgment, and a new trial date has not been scheduled. An adverse outcome in either of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Global Warming Litigation

On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company has not yet responded to the suits; however, it intends to vigorously defend against these claims. While the outcome cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

Other Environmental Matters

On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Areas within Georgia Power’s service area that have been designated as nonattainment under the eight-hour ozone standard include Macon (Georgia) and a 20-county area within metropolitan Atlanta. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. Areas classified as “severe” nonattainment areas under the one-hour standard will not be required to impose emissions fees as a result of nonattainment. Georgia Power, therefore, will no longer be subject to imposition of emissions fees if the Atlanta area does not come into attainment with the one-hour standard. The impact of the eight-hour designations and the new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     In June 2004, the EPA issued its recommendations for areas to be designated “nonattainment” for the fine particle national ambient air quality standard. Areas within Georgia Power’s service area that were included in the EPA’s proposed fine particulate matter designations include 24 counties in the metro-Atlanta area; counties surrounding Macon, Athens and Columbus, Georgia; and counties in Georgia near Chattanooga, Tennessee. Georgia Power owns several plants located within the counties proposed for the nonattainment designations. The EPA plans to make final nonattainment designations for fine particulate matter by the end of 2004.

     On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to Georgia. These rules specify that the State of Georgia must submit a revised state implementation plan by April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. The impact of these regulations will depend on the development and approval of Georgia’s state implementation plan and cannot be determined at this time.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

     Additionally, on May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC and Georgia PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach includes a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies, including Georgia Power, and Southern Power believe that it may be difficult for a traditional utility company, or an affiliate thereof, with a significant load service obligation and generation to satisfy that obligation, and that is not a member of a large, FERC-approved RTO, to pass all aspects of the market power screens as currently designed. However, each of the companies believes that it has an appropriate basis to rebut the generation market power presumption.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company will submit the required analyses by August 9, 2004. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Georgia Power in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Plant McIntosh Construction Project

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION — “Future Earnings Potential — FERC Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Savannah Electric and Georgia Power for Plant McIntosh capacity. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund and ordered that hearings be held. To ensure the timely completion of

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

construction on McIntosh units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

     The May 18, 2004 Georgia PSC order also directed Georgia Power and Savannah Electric to file an application within 10 days of completing such purchase to amend the resource certificate granted by the Georgia PSC in 2002 to describe the capacity resource as being the McIntosh units 10 and 11 (as opposed to the McIntosh PPAs), the approximate construction schedule (which is not expected to change) and the proposed rate base treatment. The application was filed on June 3, 2004 and the Georgia PSC will have 180 days to respond. The Georgia PSC is expected to review the application in accordance with its affiliate transaction guidelines, which require a lower of cost or market approach unless otherwise determined by the Georgia PSC. Georgia Power and Savannah Electric have submitted information showing that the book cost of the McIntosh construction project is lower than its market value. However, full recovery of the project costs depends on the outcome of the Georgia PSC’s review. In the event the Georgia PSC does not allow full recovery of the project costs, then part of such costs may have to be written off in accordance with FASB Statement No. 90, “Accounting for Abandonments and Disallowed Plant Costs.” At June 30, 2004, the investment in the McIntosh construction project totaled approximately $353.2 million for Georgia Power. The ultimate outcome of the Georgia PSC’s review cannot now be determined.

Retail Rate Case

On July 1, 2004, Georgia Power filed a request with the Georgia PSC for an approximate 7 percent increase in retail revenues, effective January 1, 2005. The requested increase is based on a future test year ending July 31, 2005 and a proposed retail return on common equity of 12.5 percent. Georgia Power is currently operating under a three-year retail rate order that expires December 31, 2004. Under the terms of the existing order, earnings are evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return are applied to rate refunds, with the remaining one-third retained by Georgia Power. The order required Georgia Power to file a general rate case by July 1, 2004.

     The increase in retail revenues is being requested to cover the higher costs of purchased power; operating and maintenance expenses; environmental compliance; and continued investment in new generation, transmission and distribution facilities to support growth and ensure reliability. Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2004. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential – Other Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Retail Fuel Cost Recovery

In August 2003, the Georgia PSC issued an order allowing Georgia Power to increase customer fuel rates to collect existing under recovered fuel costs over the period October 1, 2003 through March 31, 2005. Georgia Power has experienced higher than expected fuel costs since the order was issued. Those higher fuel costs have increased the under recovered fuel costs included in the Condensed Balance Sheets herein. Georgia Power will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See Note 3 to the financial statements of Georgia Power under “Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

Other Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – “Future Earnings Potential – Other Matters” of Georgia Power in Item 7 of the Form 10-K for information on nuclear security measures. Implementation plans for the measures ordered by the NRC to be in effect by October 29, 2004 have been finalized based on current interpretations of the requirements. Georgia Power, based on its ownership interest, currently estimates its expenditures related to these security measures will total $9.3 million, of which 1.3 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

     Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Georgia Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

New Accounting Standards

On March 31, 2004, Georgia Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Georgia Power’s net income. However, as a result of the adoption, Georgia Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Georgia Power does not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In May 2004, the FASB approved Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”).” FSP No. 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Georgia Power has elected to apply this treatment prospectively. Pending the finalization of federal regulations governing the subsidy effected in the Medicare Act, Georgia Power does not anticipate a material impact on its financial statements from the adoption of FSP No. 106-2.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Georgia Power’s financial condition during the first six months of 2004 included the addition of approximately $672.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities, short-term borrowings and equity funds from Southern Company. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. Approximately $302 million will be required by June 30, 2005 for redemptions and maturities of long-term debt. The purchase of the McIntosh construction project is expected to temporarily increase short-term borrowings under the commercial paper program. The temporary increase will be replaced with additional long-term debt. The projected construction program will increase by $437.8 million and $27.4 million in 2004 and 2005, respectively, for the Plant McIntosh combined cycle construction project and the projected purchased power commitments will decrease by $133.2 million in 2005-2006, $147.5 million in 2007-2008 and $885.2 million beyond 2008 as a result of the purchase of the construction project.

Sources of Capital

Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations and new security issuances. The amount, type and timing of additional security issuances — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

     Georgia Power’s current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at June 30, 2004 approximately $20.3 million of cash and cash equivalents and $773 million of unused credit arrangements with banks. Of these facilities, $423 million expire in 2005 and contain provisions allowing two-year term loans executable at expiration; with the remaining $350 million expiring in 2007. The credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At June 30, 2004, Georgia Power had $372 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

Credit Rating Risk

Georgia Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. At June 30, 2004, the maximum potential collateral requirements were approximately $226 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash.

Market Price Risk

Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Georgia Power has also implemented a retail fuel hedging program at the instruction of the Georgia PSC. The fair value of derivative energy contracts at June 30, 2004 was as follows:

	Second Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$10,533	$3,155
Contracts realized or settled	(4,680)	(4,778)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes	2,102	9,578

Contracts at June 30, 2004	$7,955	$7,955

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

	Source of June 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$7,955	$6,136	$1,819
External sources	—	—	—
Models and other methods	—	—	—

Contracts at June 30, 2004	$7,955	$6,136	$1,819

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In January 2004, Georgia Power issued $100 million of Series S 4.00% Senior Notes due January 15, 2011 and $100 million of Series T 5.75% Senior Public Income Notes due January 15, 2044. The proceeds from these sales were used in March 2004 to redeem all of its outstanding Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011 and Series D 6 5/8% Senior Notes due March 31, 2039. In February 2004, Georgia Power issued $150 million of Series U Floating Rate Senior Notes due February 17, 2009. The proceeds of this sale were used for general corporate purposes.

     Further in January 2004, Georgia Power Capital Trust VII, a statutory trust, sold $200 million of its 5 7/8% Trust Preferred Securities, which are guaranteed by Georgia Power. The net proceeds from this issuance were used to redeem the 6.85% Trust Preferred Securities of Georgia Power Capital Trust IV. In connection with this transaction, Georgia Power issued $206 million of its junior subordinated debentures to Georgia Power Capital Trust VII.

     Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$191,189	$175,669	$356,273	$335,462
Sales for resale —
Non-affiliates	18,470	17,908	37,958	36,633
Affiliates	21,964	12,414	42,659	22,631
Other revenues	9,547	9,218	19,199	18,321

Total operating revenues	241,170	215,209	456,089	413,047

Operating Expenses:
Fuel	90,778	77,798	169,194	141,065
Purchased power —
Non-affiliates	11,724	3,929	18,157	9,885
Affiliates	7,843	5,079	15,271	17,666
Other operations	36,430	33,426	69,448	63,437
Maintenance	16,773	17,257	32,979	33,837
Depreciation and amortization	20,722	20,324	41,274	40,576
Taxes other than income taxes	17,076	16,728	34,139	33,116

Total operating expenses	201,346	174,541	380,462	339,582

Operating Income	39,824	40,668	75,627	73,465
Other Income and (Expense):
Interest expense, net of amounts capitalized	(8,138)	(8,252)	(16,032)	(16,307)
Interest expense to affiliate trusts	(1,147)	—	(1,147)	—
Distributions on mandatorily redeemable preferred securities	—	(1,894)	(1,113)	(3,922)
Other income (expense), net	(91)	(256)	(73)	(679)

Total other income and (expense)	(9,376)	(10,402)	(18,365)	(20,908)

Earnings Before Income Taxes	30,448	30,266	57,262	52,557
Income taxes	11,392	11,427	21,313	19,692

Net Income	19,056	18,839	35,949	32,865
Dividends on Preferred Stock	54	54	108	108

Net Income After Dividends on Preferred Stock	$19,002	$18,785	$35,841	$32,757

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$19,002	$18,785	$35,841	$32,757
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $40 and $40, respectively	63	—	63	—
Changes in fair value of qualifying hedges, net of tax of $(1,426) and $(1,426), respectively	—	(2,270)	—	(2,270)
Less: Reclassification adjustment for amounts included in net income, net of tax of $31 and $62, respectively	51	—	101	—

COMPREHENSIVE INCOME	$19,116	$16,515	$36,005	$30,487

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$35,949	$32,865
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	44,278	43,382
Deferred income taxes	4,097	(112)
Pension, postretirement, and other employee benefits	425	3,808
Tax benefit of stock options	988	1,596
Other, net	(1,880)	(3,025)
Changes in certain current assets and liabilities —
Receivables, net	(7,591)	(7,598)
Fossil fuel stock	(6,235)	(2,822)
Materials and supplies	781	(2,797)
Other current assets	338	24,945
Accounts payable	6,155	(13,390)
Accrued taxes	17,684	4,297
Accrued compensation	(3,457)	(6,323)
Other current liabilities	6,602	14,065

Net cash provided from operating activities	98,134	88,891

Investing Activities:
Gross property additions	(66,828)	(40,654)
Cost of removal net of salvage	(3,935)	(4,842)
Investment in property damage fund	(6,700)	(1,100)
Other	(1,103)	(5,552)

Net cash used for investing activities	(78,566)	(52,148)

Financing Activities:
Increase (decrease) in notes payable, net	(32,671)	23,227
Proceeds —
Pollution control bonds	—	61,625
Senior notes	35,000	65,000
Capital contributions from parent company	25,000	10,016
Redemptions —
Pollution control bonds	—	(61,625)
Senior notes	—	(45,037)
Other long-term debt	—	(20,000)
Mandatorily redeemable preferred securities	—	(40,000)
Payment of preferred stock dividends	(108)	(108)
Payment of common stock dividends	(35,000)	(35,100)
Other	(1,509)	(4,504)

Net cash used for financing activities	(9,288)	(46,506)

Net Change in Cash and Cash Equivalents	10,280	(9,763)
Cash and Cash Equivalents at Beginning of Period	2,548	13,278

Cash and Cash Equivalents at End of Period	$12,828	$3,515

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $385 and $66 capitalized for 2004 and 2003, respectively)	$15,652	$18,525
Income taxes (net of refunds)	$5,008	$(5,393)

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$12,828	$2,548
Receivables —
Customer accounts receivable	50,852	44,001
Unbilled revenues	39,013	31,548
Under recovered regulatory clause revenues	22,177	21,812
Other accounts and notes receivable	4,166	6,179
Affiliated companies	4,832	9,826
Accumulated provision for uncollectible accounts	(1,030)	(947)
Fossil fuel stock, at average cost	41,589	35,354
Vacation pay	5,254	5,254
Materials and supplies, at average cost	35,149	35,930
Prepaid expenses	4,211	6,310
Other	6,248	4,985

Total current assets	225,289	202,800

Property, Plant, and Equipment:
In service	2,338,654	2,306,959
Less accumulated provision for depreciation	843,611	847,519

	1,495,043	1,459,440
Construction work in progress	44,664	49,438

Total property, plant, and equipment	1,539,707	1,508,878

Other Property and Investments	21,708	12,597

Deferred Charges and Other Assets:
Deferred charges related to income taxes	18,468	18,263
Prepaid pension costs	43,604	42,014
Unamortized debt issuance expense	6,830	6,877
Unamortized premium on reacquired debt	18,535	19,389
Other	31,646	28,235

Total deferred charges and other assets	119,083	114,778

Total Assets	$1,905,787	$1,839,053

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$50,000	$50,000
Notes payable	4,995	37,666
Accounts payable —
Affiliated	33,452	26,945
Other	19,959	21,952
Customer deposits	19,150	18,271
Accrued taxes —
Income taxes	16,003	6,405
Other	15,089	8,621
Accrued interest	8,435	8,077
Accrued vacation pay	5,254	5,254
Accrued compensation	9,999	13,456
Other	15,664	9,694

Total current liabilities	198,000	206,341

Long-term Debt	549,969	515,827

Long-term Debt Payable to Affiliated Trusts	72,166	—

Mandatorily Redeemable Preferred Securities	—	70,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	183,166	175,685
Deferred credits related to income taxes	25,086	26,545
Accumulated deferred investment tax credits	19,470	20,451
Employee benefit obligations	54,410	52,395
Other cost of removal obligations	156,111	151,229
Miscellaneous regulatory liabilities	29,070	27,903
Other	25,752	27,083

Total deferred credits and other liabilities	493,065	481,291

Total Liabilities	1,313,200	1,273,459

Cumulative Preferred Stock	4,236	4,236

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 992,717 shares
Outstanding - 992,717 shares	38,060	38,060
Paid-in capital	390,840	364,852
Premium on preferred stock	12	12
Retained earnings	162,049	161,208
Accumulated other comprehensive loss	(2,610)	(2,774)

Total common stockholder’s equity	588,351	561,358

Total Liabilities and Stockholder’s Equity	$1,905,787	$1,839,053

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SECOND QUARTER 2004 vs. SECOND QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Gulf Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2004 was $19.0 million and $35.8 million, respectively, compared to $18.8 million and $32.8 million, respectively, for the corresponding periods in 2003. Earnings in the second quarter and year-to-date 2004 increased by $0.2 million, or 1.2%, and $3.1 million, or 9.4%, respectively, as a result of higher operating revenues that were only partially offset with higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$15,520	8.8	$20,811	6.2
Sale for resale – affiliates	9,550	76.9	20,028	88.5
Fuel expense	12,980	16.7	28,129	19.9
Purchased power – non-affiliates	7,795	198.4	8,272	83.7
Purchased power – affiliates	2,764	54.4	(2,395)	(13.6)
Other operations expense	3,004	9.0	6,011	9.5
Taxes other than income taxes	348	2.1	1,023	3.1
Other income (expense), net	165	64.5	606	89.2

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased by $0.8 million, or 0.8%, for the second quarter 2004 and by $4.9 million, or 2.5%, year-to-date 2004 when compared to the corresponding periods in 2003. For both of the reporting periods, retail sales revenues were higher than the corresponding periods in 2003 primarily due to an increase in the number of customers and more favorable weather. During the second quarter 2004, retail energy sales to residential and industrial customers decreased by 0.3% and 5.2%, respectively, while energy sales to commercial customers increased by 2.9% as compared to the same period in 2003. For year-to-date 2004 as compared to 2003, retail energy sales to residential and commercial customers increased by 2.3% and 3.2%, respectively, while energy sales to industrial customers decreased by 1.5%. The decreases in industrial sales for the second quarter and year-to-date 2004 are primarily the result of permanent load reductions and customer operational issues, which vary from period to period.

     Sales for resale — affiliates and Purchased power — affiliates. Revenues from sales for resale to affiliates and purchases of energy from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism. The increases in the second quarter and year-to-date 2004 sales for resale to affiliates are due to increased sales of available

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

generation to affiliate companies at a higher unit cost resulting from higher fuel prices. The increase in purchased power from affiliates in the second quarter 2004 is primarily due to higher priced peak hour energy purchases that resulted from increased fuel prices. The decrease in purchased power from affiliates for year-to-date 2004 is primarily due to an increase in Gulf Power generation to meet its load requirements.

     Fuel expense. During the second quarter and year-to-date 2004, fuel expense increased from the corresponding periods in 2003 primarily due to a significant increase in the use of gas generation to meet additional demand for energy. Since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income.

     Purchased power – non-affiliates. The increases for the second quarter and year-to-date 2004, when compared to the corresponding periods in 2003, are primarily attributed to Gulf Power’s increased purchase of off-system power from merchant generation resources in order to reduce total system energy production costs. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on net income.

     Other operations expense. The increase in other operations expense during the second quarter 2004 is primarily due to a $2.0 million increase in employee benefit expenses and a $1.2 million increase in accrued expenses for uninsured litigation and workers compensation claims. The increase in other operations expense for year-to-date 2004 when compared to the corresponding period in 2003 is primarily due to a $3.4 million increase in employee benefit expenses, a $1.3 million increase in expenses related to marketing conservation programs and a $1.2 million increase in accrued expenses for uninsured litigation and workers compensation claims.

     Taxes other than income taxes. The increases in taxes other than income taxes for the second quarter and year-to-date 2004 are primarily due to increased franchise fees and gross receipts taxes resulting from increased revenues.

     Other income (expense), net. The increases in other income (expense), net for the second quarter and year-to-date 2004 when compared to the same periods in 2003 are primarily due to higher AFUDC related to the environmental controls project at Plant Crist.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors, including Gulf Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stringent environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential” of Gulf Power in Item 7 of the Form 10-K.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs are not fully recovered through Gulf Power’s Environmental Cost Recovery Clause. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Environmental Matters” in Item 7 of Gulf Power and Note 3 to the financial statements of Gulf Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against TVA. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome in the New Source Review litigation described in Item 8 of the Form 10-K could require substantial capital expenditures and could possibly require substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company has not yet responded to the suits; however, it intends to vigorously defend against these claims. While the outcome cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

     On May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market Based Rate Authority” in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

market power. This new interim approach includes a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies, including Gulf Power, and Southern Power believe that it may be difficult for a traditional utility company, or an affiliate thereof, with a significant load service obligation and generation to satisfy that obligation, and that is not a member of a large, FERC-approved RTO, to pass all aspects of the market power screens as currently designed. However, each of the companies believes that it has an appropriate basis to rebut the generation market power presumption.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company will submit the required analyses by August 9, 2004. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Gulf Power in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Other Matters

Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Gulf Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

New Accounting Standards

On March 31, 2004, Gulf Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Gulf Power’s net income. However, as a result of the adoption, Gulf Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Gulf Power does not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In May 2004, the FASB approved Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”).” FSP No. 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Gulf Power has elected to apply this treatment prospectively. Pending the finalization of federal regulations governing the subsidy effected in the Medicare Act, Gulf Power does not anticipate a material impact on its financial statements from the adoption of FSP No. 106-2.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Gulf Power’s financial condition during the first six months of 2004 included the addition of approximately $70.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See Gulf Power’s Condensed Statements of Cash Flows herein for further details.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Capital Requirements and Contractual Obligations

Reference is made to MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements.

Sources of Capital

In addition to the financing activities described herein, Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. These sources include cash flows from operating activities and issuances of unsecured debt, trust preferred securities, preferred stock and pollution control bonds issued for Gulf Power’s benefit by public authorities. The amount, type and timing of any future financings, if needed, will depend upon market conditions and regulatory approval. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. In addition, Gulf Power has substantial cash flow from operating activities. At June 30, 2004, Gulf Power had approximately $12.8 million of cash and cash equivalents and $56.3 million of unused committed lines of credit with banks. Of these facilities, $10 million expire in 2004 and the remaining $46.3 million expire in 2005. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At June 30, 2004, Gulf Power had $5.0 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Credit Rating Risk

Gulf Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Market Price Risk

Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Due to cost-based rate regulations, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed price contracts for the purchase of coal supplies, the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Gulf Power has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at June 30, 2004 was as follows:

	Second Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$5,674	$2,504
Contracts realized or settled	(2,720)	(3,799)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes	439	4,688

Contracts at June 30, 2004	$3,393	$3,393

	Source of June 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$3,393	$3,202	$191
External sources	—	—	—
Models and other methods	—	—	—

Contracts at June 30, 2004	$3,393	$3,202	$191

     See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Gulf Power in Item 7 of the Form 10-K and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein for further information.

Financing Activities

In April 2004, Gulf Power issued $35 million of Series J 5.875% Senior Notes due April 1, 2044. The proceeds from this issue were used for general corporate purposes, including Gulf Power’s continuous construction program.

     In addition to any financings that may be necessary to meet Gulf Power’s capital requirements and contractual obligations, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$151,861	$134,058	$280,416	$248,028
Sales for resale —
Non-affiliates	68,935	59,320	134,735	129,745
Affiliates	8,558	5,665	20,367	11,888
Contract termination	—	62,111	—	62,111
Other revenues	3,431	3,206	6,995	6,474

Total operating revenues	232,785	264,360	442,513	458,246

Operating Expenses:
Fuel	76,365	55,596	152,890	106,720
Purchased power —
Non-affiliates	13,093	4,511	20,048	11,328
Affiliates	22,837	17,755	40,153	38,087
Other operations	39,132	49,743	74,110	84,906
Maintenance	18,144	18,751	33,216	33,011
Depreciation and amortization	5,874	13,902	20,017	26,975
Taxes other than income taxes	14,050	13,716	27,189	27,083

Total operating expenses	189,495	173,974	367,623	328,110

Operating Income	43,290	90,386	74,890	130,136
Other Income and (Expense):
Interest expense	(3,048)	(3,767)	(5,851)	(7,537)
Interest expense to affiliate trusts	(649)	—	(649)	—
Distributions on mandatorily redeemable preferred securities	—	(630)	(630)	(1,260)
Other income (expense), net	(188)	753	383	765

Total other income and (expense)	(3,885)	(3,644)	(6,747)	(8,032)

Earnings Before Income Taxes	39,405	86,742	68,143	122,104
Income taxes	15,051	33,179	25,967	46,642

Net Income	24,354	53,563	42,176	75,462
Dividends on Preferred Stock	2,463	504	2,966	1,007

Net Income After Dividends on Preferred Stock	$21,891	$53,059	$39,210	$74,455

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$21,891	$53,059	$39,210	$74,455
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $49 and $49, respectively	80	—	80	—
Changes in fair value of qualifying hedges, net of tax of $(926) and $(1,400), respectively	(1,495)	—	(2,260)	—

COMPREHENSIVE INCOME	$20,476	$53,059	$37,030	$74,455

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$42,176	$75,462
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	22,227	31,046
Deferred income taxes and investment tax credits, net	19,142	1,623
Pension, postretirement, and other employee benefits	447	779
Tax benefit of stock options	474	1,876
Other, net	(1,324)	11,897
Changes in certain current assets and liabilities —
Receivables, net	(18,606)	12,950
Fossil fuel stock	(1,567)	(6,723)
Materials and supplies	(864)	143
Other current assets	(3,157)	(484)
Accounts payable	(18,507)	(40,330)
Accrued taxes	(14,649)	14,463
Accrued compensation	(9,546)	(13,701)
Other current liabilities	(15,697)	(2,324)

Net cash provided from operating activities	549	86,677

Investing Activities:
Gross property additions	(32,023)	(26,566)
Cost of removal net of salvage	(3,606)	(2,268)
Other	(1,547)	951

Net cash used for investing activities	(37,176)	(27,883)

Financing Activities:
Increase in notes payable, net	44,830	—
Proceeds —
Senior notes	40,000	90,000
Preferred stock	30,000	—
Capital contributions from parent company	—	79
Redemptions —
First mortgage bonds	—	(33,350)
Pollution control bonds	—	(850)
Senior notes	(80,000)	(86,628)
Preferred stock	(28,388)	—
Payment of preferred stock dividends	(962)	(1,007)
Payment of common stock dividends	(33,100)	(33,000)
Other	(931)	(1,184)

Net cash used for financing activities	(28,551)	(65,940)

Net Change in Cash and Cash Equivalents	(65,178)	(7,146)
Cash and Cash Equivalents at Beginning of Period	69,120	62,695

Cash and Cash Equivalents at End of Period	$3,942	$55,549

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$5,836	$10,413
Income taxes (net of refunds)	$1,615	$6,073

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,942	$69,120
Receivables —
Customer accounts receivable	34,652	30,514
Unbilled revenues	22,776	19,278
Under recovered regulatory clause revenues	21,905	14,607
Other accounts and notes receivable	6,772	8,088
Affiliated companies	16,783	12,160
Accumulated provision for uncollectible accounts	(531)	(897)
Fossil fuel stock, at average cost	26,800	25,233
Vacation pay	5,766	5,766
Materials and supplies, at average cost	24,534	23,670
Prepaid income taxes	17,490	27,415
Prepaid expenses	4,437	4,517
Other	6,092	2,857

Total current assets	191,418	242,328

Property, Plant, and Equipment:
In service	1,853,607	1,841,668
Less accumulated provision for depreciation	672,291	672,730

	1,181,316	1,168,938
Construction work in progress	33,029	25,844

Total property, plant, and equipment	1,214,345	1,194,782

Other Property and Investments	3,990	2,750

Deferred Charges and Other Assets:
Deferred charges related to income taxes	11,757	12,125
Prepaid pension costs	18,582	18,167
Unamortized debt issuance expense	6,852	6,993
Unamortized loss on reacquired debt	9,812	10,201
Prepaid rent	13,816	14,758
Other	8,489	16,280

Total deferred charges and other assets	69,308	78,524

Total Assets	$1,479,061	$1,518,384

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$80,000
Notes payable	44,830	—
Accounts payable —
Affiliated	22,456	21,259
Other	36,446	55,309
Customer deposits	8,282	11,863
Accrued taxes —
Income taxes	5,822	1,696
Other	24,059	42,834
Accrued interest	3,149	3,223
Accrued vacation pay	5,766	5,766
Accrued compensation	14,286	23,832
Regulatory clauses over recovery	14,204	31,118
Other	9,712	4,867

Total current liabilities	189,012	281,767

Long-term Debt	242,493	202,488

Long-term Debt Payable to Affiliated Trusts	36,082	—

Mandatorily Redeemable Preferred Securities	—	35,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	151,106	142,088
Deferred credits related to income taxes	22,510	23,279
Accumulated deferred investment tax credits	19,234	19,841
Employee benefit obligations	53,431	54,830
Plant Daniel lease guarantee obligation, at fair value	13,816	14,758
Plant Daniel capacity	52,046	60,300
Other cost of removal obligations	86,003	80,588
Miscellaneous regulatory liabilities	14,519	11,899
Other	27,564	27,248

Total deferred credits and other liabilities	440,229	434,831

Total Liabilities	907,816	954,086

Cumulative Preferred Stock	33,421	31,809

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	292,990	292,515
Premium on preferred stock	23	326
Retained earnings	210,762	203,419
Accumulated other comprehensive loss	(3,642)	(1,462)

Total common stockholder’s equity	537,824	532,489

Total Liabilities and Stockholder’s Equity	$1,479,061	$1,518,384

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SECOND QUARTER 2004 vs. SECOND QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Mississippi Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2004 was $21. 9 million and $39.2 million, respectively, compared to $53.1 million and $74.5 million, respectively, for the corresponding periods of 2003. Earnings in the second quarter and year-to-date 2004 decreased by $31.2 million or 58.8%, and $35.3 million, or 47.4%, respectively, primarily as a result of the 2003 gain of $38 million after tax related to the termination of a PPA with Dynegy. This decrease was partially offset by the net impact of an $11 million decrease in other operations expense related to costs incurred in the second quarter of 2003 to restructure the lease agreement for the combined cycle generating units at Plant Daniel, and an increase of $11.8 million in pretax earnings in the second quarter of 2004 resulting from the impact of the Mississippi PSC’s order approving the inclusion of the Plant Daniel capacity in jurisdictional cost of service. See Note 3 to the financial statements of Mississippi Power under “Contract Termination” and “Retail Regulatory Filing” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$17,803	13.3	$32,388	13.1
Sales for resale — non-affiliates	9,615	16.2	4,990	3.8
Sale for resale — affiliates	2,893	51.1	8,479	71.3
Fuel expense	20,769	37.4	46,170	43.3
Purchased power — non-affiliates	8,582	190.2	8,720	77.0
Purchased power — affiliates	5,082	28.6	2,066	5.4
Other operations expense	(10,611)	(21.3)	(10,796)	(12.7)
Depreciation and amortization	(8,028)	(57.7)	(6,958)	(25.8)
Interest expense	(719)	(19.1)	(1,686)	(22.4)
Income taxes	(18,128)	(54.6)	(20,675)	(44.3)
Dividends on preferred stock	1,959	388.7	1,959	194.5

     Retail sales. Retail sales revenue increased $17.8 million, or 13.3%, in the second quarter 2004 and $32.4 million or 13.1% year-to-date 2004 when compared to the same periods in 2003. The increases in retail sales revenues are primarily as a result of an increase of $18.6 million in the second quarter 2004 and $32.2 million year-to-date 2004 in fuel revenues, which generally do not have an effect on income. Retail sales revenues, excluding fuel revenues, for the second quarter 2004 to residential, commercial and industrial customers decreased 2.4%, 1.3% and 0.4%, respectively, primarily as a result of mild weather when compared to the same period in 2003. Retail sales revenues, excluding fuel revenues, for year-to-date 2004 from residential, commercial and industrial customers remained mostly constant as compared to the same period in 2003.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Sales for resale — non-affiliates. The increase in sales for resale to non-affiliates in the second quarter 2004 as compared to the same period in 2003 is primarily due to the increased fuel revenue from wholesale territorial customers and increased energy sales to non-territorial customers.

     Sales for resale — affiliates and Purchased power — affiliates. Revenues from sales for resale to affiliates, as well as purchases of energy from affiliates, will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses. The increase in sales for resale to affiliates is primarily a result of Mississippi Power’s more economical generating costs when compared to others. The increase in purchased power from affiliates is primarily due to the increase in the cost of fuel.

     Fuel expense. In the second quarter and year-to-date 2004, fuel expense increased when compared to the same periods in 2003 as a result of 4.2% and 10.1% increases in generation, respectively, and a 42.5% and 50.6% increase in cost of oil and gas, respectively. Since energy expenses are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.

     Purchased power – non-affiliates. The second quarter and year-to-date 2004 increases in purchased power from non-affiliates when compared to the same periods in 2003 are a result of increased purchased power demand as a result of planned outages at generating units for maintenance purposes in 2004.

     Other operations expense. The second quarter and year-to-date 2004 decreases in other operation expense when compared to the same periods in 2003 are a result of approximately $11 million incurred during the second quarter 2003 to restructure the lease agreement for the combined cycle generating units at Plant Daniel. See Note 7 to the financial statements of Mississippi Power under “Operating Leases – Plant Daniel Combined Cycle Generating Units” in Item 8 of the Form 10-K for additional information.

     Depreciation and amortization. The second quarter and year-to-date 2004 decreases in depreciation and amortization expense when compared to the same periods in 2003 are primarily the result of the amortization of a regulatory liability as approved by the Mississippi PSC. The Mississippi PSC issued an interim accounting order in December 2003 directing Mississippi Power to expense and record in 2003 a regulatory liability in the amount of approximately $60 million. Based on the final Mississippi PSC order issued May 25, 2004 that approved this treatment, Mississippi Power recorded during the second quarter a credit to expense in the amount of $8.3 million to amortize the regulatory liability retroactive to January 1, 2004. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Filing” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements and “Future Earnings Potential — FERC and Mississippi PSC Matters – Retail Rate Filing” herein for additional information.

     Interest expense. The decreases in interest expense for the second quarter and year-to-date 2004 as compared to the same periods in 2003 are a result of lower interest rates. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Mississippi Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” herein for further information on efforts to reduce interest rates.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Income taxes. The second quarter and year-to-date decreases in income taxes of $18.1 million, or 54.6%, and $20.7 million, or 44.3%, respectively, are a result of the $47.3 million and $53.9 million, respectively, reduction in earnings before income taxes when compared to the same periods in 2003.

     Dividends on preferred stock. The second quarter and year-to-date 2004 increases in dividends on preferred stock are the result of a $2.0 million loss on the redemption of preferred stock recognized in the second quarter of 2004.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Mississippi Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential” in Item 7 of Mississippi Power in the Form 10-K.

Environmental Matters

Mississippi Power’s 2004 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 15, 2004, and resulted in a slight decrease in rates effective April 2004. Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot continue to be recovered. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential – Environmental Matters” in Item 7 and Note 3 to the financial statements of Mississippi Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

     On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review action against the TVA. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome in the New Source Review litigation described in Item 8 of the Form 10-K could require substantial capital expenditures and could possibly require substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company has not yet responded to the suits; however, it intends to vigorously defend against these claims. While the outcome cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

     On May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC and Mississippi PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies, including Mississippi Power, and Southern Power believe that it may be difficult for a traditional utility company, or an affiliate thereof, with a significant load service obligation and generation to satisfy that obligation, and that is not a member of a large, FERC-approved RTO, to pass all aspects of the market power screens as currently designed. However, each of the companies believes that it has an appropriate basis to rebut the generation market power presumption.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company will submit the required analyses by August 9, 2004. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters” of Mississippi Power in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Retail Rate Filing

On December 5, 2003, Mississippi Power filed a request with the Mississippi PSC to reclassify 266 megawatts

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

of Plant Daniel Units 3 and 4 generating capacity not currently included in jurisdictional cost of service. As part of Mississippi Power’s proposal to include the additional Plant Daniel capacity in retail rates, the Mississippi PSC issued an interim accounting order in December 2003 directing Mississippi Power to expense and record in 2003 a regulatory liability in the amount of approximately $60 million while the Mississippi PSC fully considered the entire request. On May 25, 2004, the Mississippi PSC issued an order related to this matter. The Mississippi PSC approved Mississippi Power’s request to reclassify the 266 megawatts of Plant Daniel unit 3 and 4 capacity to jurisdictional cost of service effective January 1, 2004, and authorized Mississippi Power to include the related costs and revenue credits in jurisdictional rate base, cost of service and revenue requirement calculations for purposes of retail rate recovery. As directed by the Mississippi PSC, Mississippi Power will amortize the regulatory liability established pursuant to the Mississippi PSC’s interim order in December 2003 as an increase to earnings as follows: $16.5 million in 2004, $25.1 million in 2005, $13.0 million in 2006 and $5.7 million in 2007. The impact of the order on earnings for the period January 1, 2004 through June 30, 2004 is an increase of $7.3 million after tax and is reflected in the second quarter 2004 financial statements of Mississippi Power. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Filing” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein.

     In addition, the Mississippi PSC also approved Mississippi Power’s requested changes to its PEP including the use of a forward-looking test year, with appropriate oversight; annual, rather than semi-annual, filings; and certain changes to the performance indicator mechanisms. Rate changes will be limited to 4% of retail revenues annually under the revised PEP. The Mississippi PSC will review all aspects of PEP in 2007.

Other Matters

Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Mississippi Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from any such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Plant Daniel Capacity and Plant Daniel Operating Lease. Also see Note (K) to the Condensed Financial Statements herein for additional information related to Plant Daniel capacity.

New Accounting Standards

On March 31, 2004, Mississippi Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on Mississippi Power’s net income. However, as a result of the adoption, Mississippi Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Mississippi Power does not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. See Note (D) to the Condensed Financial Statements herein for additional information related to the adoption of FASB Interpretation No. 46R.

     In May 2004, the FASB approved Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”).” FSP No. 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Mississippi Power has elected to apply this treatment prospectively. Pending the finalization of federal regulations governing the subsidy effected in the Medicare Act, Mississippi Power does not anticipate a material impact on its financial statements from the adoption of FSP No. 106-2.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Mississippi Power’s financial condition during the first six months of 2004 included the addition of approximately $32 million to utility plant, a reduction in current liabilities of $93 million, an increase of $40 million in long-term debt and a decrease of $65 million in cash. See Mississippi Power’s Condensed Statements of Cash Flows and “Financing Activities” herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 in the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements.

Sources of Capital

In addition to the financing activities described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     To meet short-term cash needs and contingencies, Mississippi Power had at June 30, 2004, approximately $3.9 million of cash and cash equivalents and $100 million of unused committed credit arrangements with banks. Of these facilities, $35 million expire in 2004 and the remaining $65 million expire in 2005. Approximately $37.5 million of these credit arrangements contain provisions allowing two-year term loans executable at the expiration date. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At June 30, 2004, Mississippi Power had $44.8 million in outstanding notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Off-Balance Sheet Financing Arrangements

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.

Credit Rating Risk

Mississippi Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Market Price Risk

Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel hedging programs at the instruction of the Mississippi PSC and wholesale fuel hedging programs under agreements with wholesale customers. The fair values of derivative, fuel and energy contracts at June 30, 2004 were as follows:

	Second Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$5,621	$2,470
Contracts realized or settled	(2,723)	(3,456)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes	(1,732)	2,152

Contracts at June 30, 2004	$1,166	$1,166

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Source of June 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$1,166	$788	$378
External sources	—	—	—
Models and other methods	—	—	—

Contracts at June 30, 2004	$1,166	$788	$378

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In March 2004, Mississippi Power issued $40 million of Series F Floating Rate Senior Notes due March 9, 2009. The proceeds from this sale, along with other monies of Mississippi Power, were used to repay at maturity $80 million aggregate principal amount of Mississippi Power’s Series D Floating Rate Senior Notes due March 12, 2004.

     In April 2004, Mississippi Power issued 1,200,000 Depositary Shares ($30 million aggregate stated capital) each representing one-fourth of a share of 5.25% Series Preferred Stock, cumulative, par value $100 per share. The proceeds from this sale were primarily used to redeem various issues of higher cost preferred stock and the remainder was used for general corporate purposes.

     Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

SAVANNAH ELECTRIC
AND
POWER COMPANY

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Retail sales	$88,437	$75,468	$156,460	$139,014
Sales for resale —
Non-affiliates	1,294	1,106	2,704	3,032
Affiliates	1,653	912	4,090	3,236
Other revenues	686	757	1,651	1,835

Total operating revenues	92,070	78,243	164,905	147,117

Operating Expenses:
Fuel	14,123	12,594	24,607	24,019
Purchased power —
Non-affiliates	4,387	723	6,729	2,627
Affiliates	27,145	22,080	49,275	41,093
Other operations	15,577	13,882	29,678	26,981
Maintenance	6,905	6,689	13,336	12,599
Depreciation and amortization	5,246	5,088	10,450	10,149
Taxes other than income taxes	3,795	3,652	7,392	7,099

Total operating expenses	77,178	64,708	141,467	124,567

Operating Income	14,892	13,535	23,438	22,550
Other Income and (Expense):
Interest expense, net of amounts capitalized	(2,988)	(2,473)	(6,132)	(5,094)
Distributions on mandatorily redeemable preferred securities	—	(685)	(109)	(1,370)
Other income (expense), net	(74)	(361)	(421)	(570)

Total other income and (expense)	(3,062)	(3,519)	(6,662)	(7,034)

Earnings Before Income Taxes	11,830	10,016	16,776	15,516
Income taxes	4,331	3,720	6,129	5,711

Net Income	7,499	6,296	10,647	9,805
Dividends on Preferred Stock	150	—	150	—

Net Income After Dividends on Preferred Stock	$7,349	$6,296	$10,497	$9,805

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$7,349	$6,296	$10,497	$9,805
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $10 and $(10), respectively	18	—	(15)	—
Less: Reclassification adjustment for amounts included in net income, net of tax of $15 and $30, respectively	23	—	47	—

COMPREHENSIVE INCOME	$7,390	$6,296	$10,529	$9,805

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$10,647	$9,805
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	11,550	11,197
Deferred income taxes and investment tax credits, net	5,716	521
Pension, postretirement, and other employee benefits	3,538	3,203
Tax benefit of stock options	611	860
Other, net	(6,904)	4,085
Changes in certain current assets and liabilities —
Receivables, net	(13,678)	(3,986)
Fossil fuel stock	(486)	(1,951)
Materials and supplies	(750)	(278)
Other current assets	(1,442)	2,469
Accounts payable	2,604	(4,261)
Accrued taxes	2,766	2,044
Accrued compensation	(2,588)	(3,404)
Other current liabilities	(1,631)	(2,285)

Net cash provided from operating activities	9,953	18,019

Investing Activities:
Gross property additions	(95,854)	(19,557)
Other	(1,889)	272

Net cash used for investing activities	(97,743)	(19,285)

Financing Activities:
Increase in notes payable, net	17,586	29,054
Proceeds —
Pollution control bonds	—	13,870
Other long-term debt	10,179	—
Preferred stock	45,000	—
Capital contributions from parent company	31,000	5,000
Redemptions —
Pollution control bonds	—	(13,870)
Senior notes	—	(20,000)
Other long-term debt	—	(463)
Mandatorily redeemable preferred securities	(40,000)	—
Payment of common stock dividends	(11,600)	(11,500)
Other	109	(149)

Net cash provided from financing activities	52,274	1,942

Net Change in Cash and Cash Equivalents	(35,516)	676
Cash and Cash Equivalents at Beginning of Period	37,943	3,978

Cash and Cash Equivalents at End of Period	$2,427	$4,654

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $409 and $113 capitalized for 2004 and 2003, respectively)	$5,295	$5,946
Income taxes (net of refunds)	$774	$403

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,427	$37,943
Receivables —
Customer accounts receivable	24,514	19,674
Unbilled revenues	15,152	11,288
Under recovered regulatory clause revenues	8,897	—
Other accounts and notes receivable	686	1,138
Affiliated companies	1,553	4,872
Accumulated provision for uncollectible accounts	(793)	(641)
Fossil fuel stock, at average cost	9,137	8,652
Materials and supplies, at average cost	9,821	9,070
Prepaid income taxes	23,152	24,419
Prepaid expenses	1,526	1,377
Other	1,914	623

Total current assets	97,986	118,415

Property, Plant, and Equipment:
In service	926,205	912,504
Less accumulated provision for depreciation	411,317	402,394

	514,888	510,110
Construction work in progress	95,854	14,121

Total property, plant, and equipment	610,742	524,231

Other Property and Investments	2,312	2,248

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,313	9,611
Cash surrender value of life insurance for deferred compensation plans	24,071	23,866
Unamortized debt issuance expense	4,414	5,652
Unamortized loss on reacquired debt	8,298	7,488
Other	16,295	18,410

Total deferred charges and other assets	62,391	65,027

Total Assets	$773,431	$709,921

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$954	$40,910
Notes payable	17,586	—
Accounts payable —
Affiliated	18,044	13,797
Other	10,605	13,147
Customer deposits	7,101	6,922
Accrued taxes —
Income taxes	766	1,172
Other	4,645	1,473
Accrued interest	2,886	2,802
Accrued vacation pay	2,564	2,530
Accrued compensation	3,063	5,652
Other	3,272	5,107

Total current liabilities	71,486	93,512

Long-term Debt	232,628	222,493

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	88,142	83,852
Deferred credits related to income taxes	9,295	9,804
Accumulated deferred investment tax credits	8,293	8,625
Employee benefit obligations	43,371	39,833
Other cost of removal obligations	39,207	36,843
Miscellaneous regulatory liabilities	13,230	12,932
Other	6,944	15,735

Total deferred credits and other liabilities	208,482	207,624

Total Liabilities	512,596	523,629

Non-Cumulative Preferred Stock	45,000	—

Common Stockholder’s Equity:
Common stock, par value $5 per share — Authorized - 16,000,000 shares Outstanding - 10,844,635 shares	54,223	54,223
Paid-in capital	56,027	24,417
Retained earnings	107,757	109,856
Accumulated other comprehensive loss	(2,172)	(2,204)

Total common stockholder’s equity	215,835	186,292

Total Liabilities and Stockholder’s Equity	$773,431	$709,921

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SECOND QUARTER 2004 vs. SECOND QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Savannah Electric’s net income for the second quarter and year-to-date 2004 was $7.3 million and $10.5 million, respectively, compared to $6.3 million and $9.8 million, respectively, for the corresponding periods of 2003. Earnings increased by $1.1 million, or 16.7%, in the second quarter 2004 primarily due to higher operating revenues and other income, net, partially offset by higher operating expenses. Year-to-date 2004 earnings were up by $0.7 million, or 7.1%, as a result of higher operating revenues, also partially offset by higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail sales	$12,969	17.2	$17,446	12.5
Sale for resale — affiliates	741	81.3	854	26.4
Fuel expense	1,529	12.1	588	2.4
Purchased power — non-affiliates	3,664	506.8	4,102	156.1
Purchased power — affiliates	5,065	22.9	8,182	19.9
Other operations expense	1,695	12.2	2,697	10.0
Maintenance expense	216	3.2	737	5.8
Interest expense, net of amounts capitalized	515	20.8	1,038	20.4

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue increased by $4.5 million, or 10.2%, in the second quarter 2004 and increased by $6.5 million, or 7.9%, year-to-date 2004 when compared to the corresponding periods in 2003. The second quarter 2004 increase in retail sales revenue is mainly attributed to an 11.7% increase in retail kilowatt-hour energy sales. Energy sales to residential and commercial customers were higher by 12.0% and 12.5%, respectively, mainly due to more favorable weather conditions and growth in the number of customers when compared to the same period in 2003. Energy sales to industrial customers increased by 9.3% in the second quarter 2004 compared to the second quarter 2003 primarily due to increased usage by several industrial customers as a result of the improving economy. The year-to-date 2004 increase in retail revenues is primarily a result of more favorable weather conditions and growth in the number of customers. Year-to-date 2004, energy sales to residential and commercial customers were higher by 14.1% and 7.4%, respectively. Energy sales to industrial customers year-to-date 2004 were down 4.4% when compared to the prior year mainly due to the installation of a cogeneration facility by one customer in late 2003.

     Sales for resale — affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales for resale to affiliates increased in the second quarter and year-to-date 2004 primarily due to an increase in demand. These transactions do not have a significant impact on net income.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Fuel expense. Fuel expense increased in the second quarter and year-to-date 2004 primarily as a result of increased generation to meet demand for energy and increases in the price of fuel. Generation increased 4.8% for second quarter and 3.2% for year-to-date 2004 when compared to the prior year. Fuel costs increased 7.1% for second quarter 2004. Since fuel expenses are generally offset by fuel revenues through Savannah Electric’s fuel cost recovery clause, these expenses do not have a significant impact on net income. See “Future Earnings Potential — FERC and Georgia PSC Matters — Fuel Cost Recovery Rate Filings” and Note (L) to the Condensed Financial Statements herein for additional information.

     Purchased power — non-affiliates. In the second quarter and year-to-date 2004, the increases in purchased power from non-affiliates are primarily due to higher demand and the opportunity to purchase this energy at a cost lower than self-generation or available from affiliates. These transactions do not have a significant impact on earnings, as energy costs are generally recovered through Savannah Electric’s fuel cost recovery clause.

     Purchased power — affiliates. Purchased power from affiliates increased in the second quarter and year-to-date 2004 as compared to the same periods in the prior year primarily due to the availability of system generation at prices below self generation to meet increased sales demand and also as the result of an accounting order approved by the Georgia PSC in December 2002 which allows Savannah Electric to write-down a portion of the approximately $3.8 million annual deferral in Plant Wansley purchased power costs. See Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information. The net impact of these transactions compared to the prior year was a $0.6 million increase to expense for the second quarter and a $0.9 million increase year-to-date. Purchased power from affiliates also includes energy purchases which will vary depending on demand and cost of generation resources at each company and higher energy costs. These energy costs are recovered through the fuel cost recovery clause and have no significant impact on earnings.

     Other operations expense. The increases for the second quarter and year-to-date 2004 as compared to the same periods in the prior year in other operations expense are attributed to an increase in administrative and general expenses primarily relating to accounting and auditing services, legal and employee benefit expenses.

     Maintenance expense. The increases in the second quarter and year-to-date 2004 as compared to the same periods in the prior year are mainly due to an unscheduled coal mill repair at Plant Kraft.

     Interest expense, net of amounts capitalized. The second quarter and year-to-date 2004 increases in this expense as compared to the same period in the prior year are mainly due to an increase in long term debt outstanding. These increases were more than offset by decreases in distributions on mandatorily redeemable preferred securities. These preferred securities were redeemed in January 2004 with proceeds from the issuance of senior notes in late 2003.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Savannah Electric’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS — The

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential” of Savannah Electric in Item 7 of the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Environmental Matters” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review litigation or Plant Wansley environmental litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date. On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The case against Savannah Electric has been effectively stayed pending final resolution of the TVA case. With the denial of the EPA’s petition for review, the Court of Appeals’ decision became final. At this time, no party to the case against Savannah Electric has sought to reopen that case, which remains administratively closed in the District Court for the Northern District of Georgia. An adverse outcome in this case could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     On July 21, 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Plaintiffs seek relief under the federal common law or, in the alternative, under state law, of public nuisance. The environmental groups also seek relief under common law private nuisance theories. The plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining an ongoing public nuisance, global warming and (2) permanently enjoining each of the defendants to abate its contribution to the nuisance by capping its emissions of carbon dioxide and then reducing those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. Southern Company has not yet responded to the suits; however, it intends to vigorously defend against these claims. While the outcome cannot be determined at this time, an adverse judgment could result in substantial capital expenditures.

     On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to the State of Georgia. These rules specify that Georgia must submit a revised state implementation plan by April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. The impact of these regulations will depend on the development and approval of Georgia’s state implementation plan and cannot be determined at this time.

     Additionally, on May 5, 2004, the EPA published proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FERC and Georgia PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” in Item 7 and Note 3 to the financial statements of Savannah Electric under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach includes a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies, including Savannah Electric, and Southern Power believe that it may be difficult for a traditional utility company, or an affiliate thereof, with a significant load service obligation and generation to satisfy that obligation, and that is not a member of a large, FERC-approved RTO, to pass all aspects of the market power screens as currently designed. However, each of the companies believes that it has an appropriate basis to rebut the generation market power presumption.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company will submit the required analyses by August 9, 2004. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Transmission” of Savannah Electric in Item 7 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Plant McIntosh Construction Project

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters — Southern Power PPAs” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Savannah Electric and Georgia Power for Plant McIntosh capacity. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund and ordered that hearings be held. To ensure the timely completion of construction on McIntosh units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

     The May 18, 2004 Georgia PSC order also directed Georgia Power and Savannah Electric to file an application within 10 days of completing such purchase to amend the resource certificate granted by the Georgia PSC in 2002 to describe the capacity resource as being the McIntosh units 10 and 11 (as opposed to the McIntosh PPAs), the approximate construction schedule (which is not expected to change) and the proposed rate base treatment. The application was filed on June 3, 2004 and the Georgia PSC will have 180 days to respond. The Georgia PSC is expected to review the application in accordance with its affiliate transaction guidelines, which require a lower of cost or market approach unless otherwise determined by the Georgia PSC. Georgia Power and Savannah Electric have submitted information showing that the book cost of the McIntosh construction project is lower than its market value. However, full recovery of the project costs depends on the outcome of the Georgia PSC’s review. In the event the Georgia PSC does not allow full recovery of the project costs, then part of such costs may have to be written off in accordance with FASB Statement No. 90, “Accounting for Abandonments and Disallowed Plant Costs.” At June 30, 2004, the investment in the McIntosh construction project totaled approximately $69.7 million for Savannah Electric. The ultimate outcome of the Georgia PSC’s review cannot now be determined.

Fuel Cost Recovery Rate Filings

On March 23, 2004, Savannah Electric submitted a request to the Georgia PSC for an accounting order which, if approved by the Georgia PSC, would have allowed for the cost of a coal transloader then under construction to be amortized over twenty-four months through fuel expense and recovered through Savannah Electric’s fuel cost recovery clause. The transloader allows foreign coal to be off-loaded from ships at Savannah Electric’s Plant Kraft dock, and then transferred by rail to Plant McIntosh. On June 24, 2004, the Georgia PSC denied Savannah Electric’s request for this accounting order. Consequently, accumulated project costs of $2.7 million were recorded as construction work in progress in June 2004 and will be depreciated over the project’s estimated useful life of 35 years once placed in service.

     On July 30, 2004, Savannah Electric filed for a fuel cost recovery rate increase with the Georgia PSC. The increase will allow for the recovery of fuel costs based on an estimate of future costs, as well as the collection of the existing under recovery of fuel expenses, over a two-year period. The amount under recovered at June 30, 2004 is approximately $8.9 million and is included in Savannah Electric’s Condensed Balance Sheets herein. The Georgia PSC is expected to rule on this matter by late October 2004. The outcome of the filing cannot be determined at this time.

Retail Rate Case

Savannah Electric anticipates filing a base rate case in late 2004.

Other Matters

Savannah Electric is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Savannah Electric’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Savannah Electric cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Savannah Electric’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Savannah Electric prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Savannah Electric’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Savannah Electric in Item 7 of the Form 10-K for a complete discussion of Savannah Electric’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

New Accounting Standards

On March 31, 2004, Savannah Electric prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. See Note 6 to the financial statements of Savannah Electric under “Mandatorily Redeemable Preferred Securities” in Item 8 of the Form 10-K regarding Savannah Electric’s redemption of all outstanding preferred securities in January 2004 and the dissolution of the issuing trust. Therefore, the adoption of Interpretation No. 46R had no impact on Savannah Electric’s financial statements.

     In May 2004, the FASB approved Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”).” FSP No. 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Savannah Electric has elected to apply this treatment prospectively. Pending the finalization of federal regulations governing the subsidy effected in the Medicare Act, Savannah Electric does not anticipate a material impact on its financial statements from the adoption of FSP No. 106-2.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Savannah Electric’s financial condition during the first six months of 2004 included the addition of approximately $95.9 million to utility plant, which include the Plant McIntosh combined cycle construction project. See Note (J) to the Condensed Financial Statements herein for additional information. The funds for these additions and other capital requirements were derived primarily from operating activities, issuance of securities, capital contributions from Southern Company and short-term debt. See Savannah Electric’s Condensed Statements of Cash Flows herein for further details.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Capital Requirements and Contractual Obligations

Reference is made to MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Savannah Electric in Item 7 of the Form 10-K for a description of Savannah Electric’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. The projected construction program will increase by $83.1 million and $7.6 million in 2004 and 2005, respectively, for the Plant McIntosh combined cycle construction project and the projected purchased power commitments will decrease by $25.3 million in 2005-2006, $28.2 million in 2007-2008 and $158.0 million beyond 2008 as a result of the purchase of the construction project.

Sources of Capital

Savannah Electric plans to obtain the funds required for construction and other purposes from sources similar to those used in the past including both internal and external funds. The amount, type and timing of any future financings — if needed — will depend upon market conditions and regulatory approval. See BUSINESS — “Financing Programs” in Item 1 of the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Savannah Electric had at June 30, 2004 approximately $2.4 million of cash and cash equivalents and $50 million of unused committed credit arrangements with banks, of which $31 million expires in 2004, $9 million expires in 2005 and $10 million expires in 2007. Of the unused credit arrangements expiring in 2004 and 2005, $40 million include two year term loan options executable at the expiration date. The credit arrangements provide liquidity support to some of Savannah Electric’s obligations with respect to its variable rate debt and its commercial paper. Savannah Electric expects to renew its credit facilities, as needed, prior to expiration. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At June 30, 2004, Savannah Electric had $10.7 million of commercial paper and $6.9 million of extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit and access to the financial markets.

Credit Rating Risk

Savannah Electric does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Market Price Risk

Savannah Electric’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Savannah Electric is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Due to cost-based rate regulations, Savannah Electric has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Savannah Electric enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas and oil purchases. Savannah Electric has also implemented a retail fuel hedging program at the instruction of the Georgia PSC. The fair value of derivative energy contracts at June 30, 2004 was as follows:

	Second Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$1,959	$463
Contracts realized or settled	(781)	(782)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes	405	1,902

Contracts at June 30, 2004	$1,583	$1,583

	Source of June 30, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$1,583	$1,341	$242
External sources	—	—	—
Models and other methods	—	—	—

Contracts at June 30, 2004	$1,583	$1,341	$242

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Savannah Electric in Item 7 and Notes 1 and 6 to the financial statements of Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

Savannah Electric received contributions to capital from Southern in May 2004 in the amount of $31 million to help finance the purchase of the Plant McIntosh construction project. See Note (J) to the Condensed Financial Statements herein for additional information.

     In June 2004, Savannah Electric issued 1,800,000 shares ($45 million aggregate par value) of 6.00% Series Preferred Stock, Non-Cumulative, Par Value $25 Per Share. The proceeds from this sale were used to repay a portion of its outstanding short-term indebtedness that had been incurred primarily to finance the purchase of the Plant McIntosh construction project.

     Savannah Electric plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$73,032	$68,997	$159,731	$119,266
Affiliates	107,218	86,079	194,013	141,369
Contract termination	—	80,000	—	80,000
Other revenues	2,499	3,205	4,610	5,085

Total Operating Revenues	182,749	238,281	358,354	345,720

Operating Expenses:
Fuel	43,998	35,198	74,333	55,236
Purchased power —
Non-affiliates	25,813	16,237	39,418	31,560
Affiliates	28,926	31,670	70,982	49,602
Other operations	13,529	12,327	28,254	18,235
Maintenance	4,407	303	7,419	2,480
Depreciation and amortization	12,796	8,062	25,574	14,606
Taxes other than income taxes	2,718	2,063	5,397	3,363

Total operating expenses	132,187	105,860	251,377	175,082

Operating Income	50,562	132,421	106,977	170,638
Other Income and (Expense):
Interest expense, net of amounts capitalized	(14,323)	(2,944)	(26,909)	(4,343)
Other income (expense), net	1,271	(174)	1,764	129

Total other income and (expense)	(13,052)	(3,118)	(25,145)	(4,214)

Earnings Before Income Taxes	37,510	129,303	81,832	166,424
Income taxes	15,093	50,013	32,230	64,376

Earnings Before Cumulative Effect of Accounting Change	22,417	79,290	49,602	102,048
Cumulative effect of accounting change — less income taxes of $231 thousand	—	—	—	367

Net Income	$22,417	$79,290	$49,602	$102,415

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income	$22,417	$79,290	$49,602	$102,415
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $104, $(6,164), $(418) and $(8,564), respectively	166	(10,154)	(762)	(13,987)
Less: Reclassification adjustment for amounts included in net income, net of tax of $886, $(50), $1,873 and $116, respectively	1,414	440	2,983	704

COMPREHENSIVE INCOME	$23,997	$69,576	$51,823	$89,132

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$49,602	$102,415
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	30,561	13,924
Deferred income taxes and investment tax credits, net	20,281	10,514
Deferred capacity revenues	(14,972)	(10,159)
Tax benefit of stock options	100	131
Other, net	483	878
Changes in certain current assets and liabilities —
Receivables, net	(32,912)	(34,680)
Fossil fuel stock	2,880	4,678
Materials and supplies	(1,493)	(324)
Other current assets	10,480	(7,287)
Accounts payable	(21,417)	23,023
Accrued taxes	5,577	46,627
Accrued interest	(291)	(3,781)

Net cash provided from operating activities	48,879	145,959

Investing Activities:
Gross property additions	(94,991)	(231,396)
Sale of property to affiliates	400,346	—
Change in construction payables, net	(9,463)	(19,587)
Other	778	1,079

Net cash provided from (used for) investing activities	296,670	(249,904)

Financing Activities:
Decrease in notes payable, net — affiliated	—	(4,025)
Increase (decrease) in notes payable, net	(90,218)	492,351
Proceeds —
Capital contributions from parent company	—	254
Redemptions —
Other long-term debt	—	(380,163)
Capital distributions to parent company	(225,000)	—
Other	1,960	(2,540)

Net cash provided from (used for) financing activities	(313,258)	105,877

Net Change in Cash and Cash Equivalents	32,291	1,932
Cash and Cash Equivalents at Beginning of Period	2,798	19,474

Cash and Cash Equivalents at End of Period	$35,089	$21,406

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $15,544 and $23,890 capitalized for 2004 and 2003, respectively)	$19,839	$—
Income taxes (net of refunds)	$2,201	$10,831

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$35,089	$2,798
Receivables —
Customer accounts receivable	12,617	10,772
Other accounts receivable	7	270
Accumulated provision for uncollectible accounts	(350)	(350)
Affiliated companies	45,460	14,130
Fossil fuel stock, at average cost	2,918	5,798
Materials and supplies, at average cost	9,616	8,123
Prepaid income taxes	2,539	11,222
Prepaid expenses	4,428	2,528
Other	330	1,174

Total current assets	112,654	56,465

Property, Plant, and Equipment:
In service	1,823,448	1,831,139
Less accumulated provision for depreciation	85,617	60,005

	1,737,831	1,771,134
Construction work in progress	200,319	504,097

Total property, plant, and equipment	1,938,150	2,275,231

Deferred Charges and Other Assets:
Unamortized debt issuance expense	16,457	18,315
Accumulated deferred income taxes	1,259	21,911
Prepaid long-term service agreements	31,660	21,728
Prepaid transmission expenses — affiliated	—	12,790
Other	4,077	2,845

Total deferred charges and other assets	53,453	77,589

Total Assets	$2,104,257	$2,409,285

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$200	$200
Notes payable	24,131	114,347
Accounts payable —
Affiliated	22,556	51,442
Other	4,597	6,591
Accrued taxes other than income taxes	6,866	1,289
Accrued interest	29,722	30,012
Other	349	489

Total current liabilities	88,421	204,370

Long-term Debt	1,149,214	1,149,112

Deferred Credits and Other Liabilities:
Deferred capacity revenues —
Affiliated	14,098	28,799
Other	(15)	256
Other —
Affiliated	13,999	15,061
Other	140	211

Total deferred credits and other liabilities	28,222	44,327

Total Liabilities	1,265,857	1,397,809

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares
Paid-in capital	737,413	850,312
Retained earnings	155,228	217,626
Accumulated other comprehensive loss	(54,241)	(56,462)

Total common stockholder’s equity	838,400	1,011,476

Total Liabilities and Stockholder’s Equity	$2,104,257	$2,409,285

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SECOND QUARTER 2004 vs. SECOND QUARTER 2003
AND
YEAR-TO-DATE 2004 vs. YEAR-TO-DATE 2003

RESULTS OF OPERATIONS

Earnings

Southern Power’s net income for the second quarter and year-to-date 2004 was $22.4 million and $49.6 million, respectively, compared to $79.3 million and $102.4 million for the corresponding periods of 2003. The decreases in second quarter 2004 earnings of $56.9 million, or 71.7%, and $52.8 million, or 51.6%, year-to-date 2004 are primarily attributed to a one-time gain of $50 million recognized in May 2003 upon termination of PPAs with Dynegy, as well as a reduction in the earnings from sales of uncontracted capacity as new PPAs have become effective. PPAs with Alabama Power and Georgia Power for Plants Harris Unit 1 and Franklin Unit 2 that began in June 2003, and with the Stanton joint owners for Stanton Unit A that began in October 2003, increased both affiliated and non-affiliated revenues, while significantly reducing uncontracted capacity. A new PPA with Georgia Power for Plant Harris Unit 2 began in June 2004 and further reduced uncontracted capacity. The previously uncontracted capacity that was available to the market from June 2003 through May 2004 consisted of approximately 800 MWs; 600 MWs from Plant Harris Unit 2 and 200 MW from Plant Franklin Unit 2.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Sales for resale — non-affiliates	$4,035	5.8	$40,465	33.9
Sale for resale — affiliates	21,139	24.6	52,644	37.2
Fuel expense	8,800	25.0	19,097	34.6
Purchased power — non-affiliates.	9,576	59.0	7,858	24.9
Purchased power — affiliates	(2,744)	(8.7)	21,380	43.1
Other operations expense	1,202	9.8	10,019	54.9
Depreciation and amortization	4,734	58.7	10,968	75.1
Interest expense, net of amounts capitalized	11,379	N/M	22,566	N/M
Income taxes	(34,920)	N/M	(32,146)	N/M

N/M Not meaningful

     Sales for resale — non-affiliates. In the second quarter and year-to-date 2004, revenues from sales for resale to non-affiliates were higher when compared to the corresponding periods in 2003. These increases were primarily due to additional wholesale capacity and energy sales to non-affiliates as a result of commercial operation of Plant Harris Unit 2 in June 2003 and Plant Stanton A in October 2003.

     Sales for resale — affiliates. During the second quarter and year-to-date 2004, sales for resale to affiliates increased primarily due to energy and capacity sales through PPAs with Alabama Power and Georgia Power that commenced in June 2003. A new PPA with Georgia Power for Plant Harris Unit 2 that began in June 2004 also contributed to the increases. Revenues from sales to affiliated companies through the Southern Company system power pool and energy sales under PPAs will vary depending on demand and the availability and cost of generating resources accessible throughout the Southern Company system.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Fuel expense. Fuel expense for the second quarter and year-to-date 2004 increased significantly when compared to the same periods in 2003. The second quarter 2004 increase resulted primarily from commercial operation of Plant Harris Unit 2, and natural gas prices that averaged 14% higher than in the same period of 2003. For year-to-date 2004, the increase over the same period in 2003 was 6%. Southern Power’s existing PPAs generally provide that the purchasers are responsible for substantially all of the cost of fuel relating to the energy delivered under such PPAs; therefore, these cost increases do not have a significant impact on net income.

     Purchased power — non-affiliates. The increases in purchased power from non-affiliates during the second quarter and year-to-date 2004 when compared to the same periods in 2003 are primarily due to higher purchase volumes and pricing related to day-ahead peak-hour purchases in 2004. These purchases minimize daily cycling of Southern Power’s generating units or the need to operate those units during off-peak hours when cheaper energy is available from affiliates. These purchases reduce overall costs when long-term maintenance of the units is considered.

     Purchased power — affiliates. The decrease in purchased power from affiliates during the second quarter 2004 compared to the same period in the prior year is due to the availability of power at prices lower than from affiliates. The availability of power at prices lower than Southern Power’s self-generation, which is primarily natural gas-fired, accounted for the year-to-date 2004 increase in purchased power from affiliates when compared to the same period in the prior year. Expenses from purchased power transactions will vary depending on demand, availability and the cost of generating resources accessible throughout the Southern Company system.

     Other operations expense. During the second quarter and year-to-date 2004, other operations expense increased when compared to the same periods in the prior year due mainly to expenses associated with the commercial operation of Plant Franklin Unit 2 and Plant Harris Units 1 and 2, which were all placed into commercial operation in June 2003, and Plant Stanton A, which was placed into commercial operation in October 2003.

     Depreciation and amortization. New generating units placed into service in June and October 2003 are the main drivers for the increases in depreciation and amortization in the second quarter and year-to-date 2004 as compared to the corresponding periods in the prior year.

     Interest expense, net of amounts capitalized. In the second quarter and year-to-date 2004, interest expense, net of amounts capitalized increased when compared to the same periods in 2003 due to an increase in the amount of senior notes outstanding and a lower percentage of interest costs being capitalized as projects have reached completion. In addition, see Note (J) to the Condensed Financial Statements herein for information regarding the transfer of the Plant McIntosh Unit 10 and 11 construction project to Georgia Power and Savannah Electric on May 24, 2004.

     Income taxes. The decreases in income taxes for the second quarter and year-to-date 2004 correspond to the decrease in pre-tax earnings due to the Dynegy settlement recorded in the second quarter of 2003. There were no audit adjustments or settlements related to income taxes through June 30, 2004.

Future Earnings Potential

The results of operations are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including completion of construction on new generating facilities, regulatory matters including those related to affiliate contracts, energy sales, creditworthiness of customers, total generating

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

capacity available in the Super Southeast and the remarketing of capacity. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in the wholesale energy market. For additional information relating to these issues, see Business – The SOUTHERN System – “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential” of Southern Power in Item 7 of the Form 10-K.

FERC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach includes a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies and Southern Power believe that it may be difficult for a traditional utility company, or an affiliate thereof, with a significant load service obligation and generation to satisfy that obligation, and that is not a member of a large, FERC-approved RTO, to pass all aspects of the market power screens as currently designed. However, each of the companies believes that it has an appropriate basis to rebut the generation market power presumption.

     On July 8, 2004, the FERC denied Southern Company’s request for rehearing, along with a number of others, and reaffirmed the interim tests that it adopted in April. Southern Company will submit the required analyses by August 9, 2004. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Plant McIntosh Construction Project

See Note 3 to the financial statements of Southern Power under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11 capacity. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held. To ensure the timely completion of construction on McIntosh units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Transmission

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — FERC Matters” of Southern Company in Item 7 the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Other Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS — “Future Earnings Potential — General” and
“— Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information on long-term power sales agreements and PPAs. Southern Power’s PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that S&P or Moody’s downgrades the credit ratings of such counterparty to below-investment grade, or, if the counterparty is not rated, fails to maintain a minimum coverage ratio. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.

     In June 2003, Southern Power placed Plant Franklin Unit 2 and Plant Harris Units 1 and 2 into commercial operation. In October 2003, Southern Power placed Plant Stanton A into commercial operation. In June 2004, sales under the PPA with Georgia Power for the remaining 200 MW of uncontracted capacity at Plant Franklin Unit 2 began. Also, in June 2004, sales under the PPA with Georgia Power for Plant Harris Unit 2 began. Sales under PPAs for the other units became effective upon commercial operation. The opportunity for non-affiliate sales from uncontracted capacity has declined significantly since these PPAs became effective.

     Southern Power is also completing limited construction activities on Plant Franklin Unit 3 to preserve the long-term viability of the project but has deferred final completion until the 2008-2011 period. See Note 3 to the financial statements of Southern Power under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information. The final outcome of these matters cannot now be determined.

     Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Southern Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Power’s financial statements.

     See also the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Environmental Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Southern Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition and Asset Impairments.

FINANCIAL CONDITION AND LIQUIDITY

Overview

The major change in Southern Power’s financial condition during the first six months of 2004 was the sale of the Plant McIntosh Units 10 and 11 combined cycle construction project to Georgia Power and Savannah Electric on May 24, 2004 at book cost of $429 million. See Note (J) to the Condensed Financial Statements herein for additional information. As a result of the sale, Southern Power repaid its note payable to Southern Company of $89 million, declared dividends of $225 million to Southern Company ($113 million from capital surplus and $112 million from retained earnings) and repaid $114 million in commercial paper borrowings. In September 2003, the SEC had approved, under the PUHCA, Southern Power’s payment of dividends in an amount up to $190 million to Southern Company from capital surplus.

Capital Requirements and Contractual Obligations

Reference is made to MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments and long-term service agreements. The sale of the Plant McIntosh Units 10 and 11 construction project and the suspension of construction activities at Plant Franklin Unit 3 will significantly reduce short-term borrowings under the commercial paper program.

Sources of Capital

In February 2003, Southern Power initiated a commercial paper program to fund a portion of the construction costs of new generating facilities. The amount of commercial paper initially represented approximately 45% of total debt, but proceeds from the sale of the Plant McIntosh Units 10 and 11 construction project were used to repay $24 million of outstanding commercial paper early in the third quarter of 2004. Southern Power’s strategy has been to refinance most of such short-term borrowings with long-term securities following commercial operation of the generating facilities. See Note 6 to the financial statements of Southern Power under “Commercial Paper” in Item 8 of the Form 10-K for additional information.

     To meet liquidity and capital resource requirements, Southern Power had at June 30, 2004 approximately $650 million of an unused committed credit arrangement with banks expiring in 2006. This arrangement also provides liquidity support for Southern Power’s commercial paper program. Amounts drawn under the arrangements may be used to finance acquisition and construction costs related to gas-fired electric generating

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

facilities and for general corporate purposes, subject to borrowing limitations for each generating facility. The arrangements permit Southern Power to fund construction of future generating facilities upon meeting certain requirements. Southern Power expects to renew its credit facility, as needed, prior to expiration.

Credit Rating Risk

Southern Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. Generally, collateral may be provided by a Southern Company guaranty, letter of credit or cash. At June 30, 2004, the maximum potential collateral requirements were approximately $177 million.

Market Price Risk

Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Because energy from Southern Power’s generating facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the purchasers, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the sale of electricity. Unrealized gains and losses on electric and gas contracts qualifying as cash flow hedges of anticipated purchases and sales are deferred in Other Comprehensive Income. The fair values of derivative energy contracts at June 30, 2004 were as follows:

	Second Quarter
	2004	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(203)	$665
Contracts realized or settled	166	(499)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes	(2)	(205)

Contracts at June 30, 2004	$(39)	$(39)

     At June 30, 2004, all of these contracts mature within one year and are based on actively quoted market prices. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 6 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY

INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, M, N

Alabama Power	A, B, C, D, F, G, M

Georgia Power	A, B, C, D, F, G, I, J

Gulf Power	A, B, C, D, F, G

Mississippi Power	A, B, C, D, F, G, K

Savannah Electric	A, B, C, D, F, G, J, L

Southern Power	A, B, F, J

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A)	The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended June 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of each of the registrants in Item 8 and “Legal Proceedings” in Item 3 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW ACTIONS AND PLANT WANSLEY ENVIRONMENTAL LITIGATION

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric under “New Source Review Actions” and of Southern Company and Georgia Power under “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review litigation or Plant Wansley environmental litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date.

On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review enforcement action against the TVA. The cases against Alabama Power, Georgia Power and Savannah Electric have been effectively stayed pending final resolution of the TVA case. With the denial of the EPA’s petition for review, the Court of Appeals’ decision became final. Alabama Power and the EPA jointly notified the District Court for the Northern District of Alabama, where the case against Alabama Power is pending and requested that the stay be lifted. On June 16, 2004, the District Court lifted the stay, placing the case back onto the District Court’s active docket. At this time, no party to the case against Georgia Power and Savannah Electric has sought to reopen that case, which remains administratively closed in the District Court for the Northern District of Georgia. On June 10, 2004, the U.S. District Court for the Northern District of Georgia granted Georgia Power’s motion in the Plant Wansley environmental litigation for partial summary judgment regarding emission offsets. The case has been removed from the court’s trial calendar due to pending motions for summary judgment, and a new trial date has not been scheduled. An

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

adverse outcome in any one of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

MIRANT RELATED MATTERS

Southern Company Employee Savings Plan Litigation

On June 30, 2004, an employee of a subsidiary of Southern Company filed a complaint in the United States District Court for the Northern District of Georgia alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and naming as defendants Southern Company, Southern Company Services, Inc., the Employee Savings Plan Committee, the Pension Fund Investment Review Committee, certain current and former members of those committees, Merrill Lynch Trust Company, FSB and “Unknown Defendants 1-100.” The plaintiff seeks to represent a purported class of individuals who were participants in or beneficiaries of The Southern Company Employee Savings Plan (the “Plan”) at any time since April 2, 2001 whose Plan accounts included investments in Mirant common stock.

The complaint alleges that the defendants breached their fiduciary duties under ERISA by, among other things, failing to investigate whether Mirant stock was an appropriate investment option for the Plan and by failing to inform Plan participants that Mirant stock was not an appropriate investment for their retirement assets based on Mirant’s alleged improper energy trading and accounting practices, mismanagement and dire circumstances. The plaintiff seeks class-wide equitable and monetary relief. Southern Company denies any wrongdoing and intends to defend this action vigorously. The final outcome of this matter cannot now be determined.

Under certain circumstances, Southern Company will be obligated under its Bylaws to indemnify the current and former officers who served as members of the Employee Savings Plan Committee and/or the Pension Fund Investment Review Committee at or since the date of the spin-off and are named as defendants in the lawsuit.

Mirant Bankruptcy

See Note 3 to the financial statements of Southern Company under “Mirant Related Matters — Mirant Bankruptcy” in Item 8 of the Form 10-K. On April 7, 2004, the U.S. Bankruptcy Court judge presiding over Mirant’s proceedings ordered that an examiner be appointed and identified a number of duties for the examiner, including preliminary investigation of potential causes of action against insiders, past or present, of Mirant. On April 13, 2004, the judge approved the appointment of William K. Snyder as examiner. In an April 29, 2004 order, the judge further defined the duties of the examiner, including the investigation of any potential causes of action or any basis for objecting to or subordinating any claim that may be available to Mirant against any past or present insider or any member of a committee appointed in Mirant’s bankruptcy proceeding. As a former shareholder of Mirant, Southern Company could be considered a past insider. On June 14, 2004, Mirant’s bankruptcy counsel notified Southern Company that it is investigating potential claims against Southern Company. The final outcome of these matters cannot now be determined.

See Note 3 to the financial statements of Southern Company under “Mirant Bankruptcy” in Item 8 of the Form 10-K and Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

information related to potential contingent liabilities as a result of Mirant’s inclusion in the consolidated federal income tax return prior to the spin-off. In connection with the audit of tax years 2000 and 2001, the IRS has preliminarily indicated that they may challenge certain tax deductions arising from Mirant’s operations prior to the spin-off. The ultimate outcome of this matter cannot now be determined.

Mobile Energy Services’ Petition for Bankruptcy

See Note 3 to the financial statements of Southern Company under Mirant Related Matters — “Mobile Energy Services’ Petition for Bankruptcy” in Item 8 of the Form 10-K. On April 29, 2004, Mobile Energy Services Holdings (MESH) sold the electric generating facility. In connection with the sale, the pulp and paper complex owners released Southern Company from its contingent obligations associated with the guarantee of certain potential environmental obligations and with the potential obligation to fund a maintenance reserve account. Southern Company simultaneously released MESH from its indemnification obligations.

FERC MATTERS

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach includes a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies and Southern Power believe that it may be difficult for a traditional utility company, or an affiliate thereof, with a significant load service obligation and generation to satisfy that obligation, and that is not a member of a large, FERC-approved RTO, to pass all aspects of the market power screens as currently designed. However, each of the companies believes that it has an appropriate basis to rebut the generation market power presumption.

On July 8, 2004, the FERC denied Southern Company’s request for rehearing and reaffirmed the interim tests that it adopted in April. Southern Company will submit the required analyses by August 9, 2004. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

INCOME TAX MATTERS

See Note 3 to the financial statements of Southern Company under “Income Tax Issues — Leveraged Lease Transactions” in Item 8 of the Form 10-K. In connection with their current audits of Southern Company’s consolidated federal income tax returns for the 2000 and 2001 tax years, the IRS has indicated that they intend to propose a similar adjustment of $18 million to disallow the tax losses associated with the international leveraged lease transaction originally challenged in their 1996-1999 audits. The IRS has also preliminarily indicated that they may challenge Southern Company’s other three international leveraged lease transactions (so-called SILO or sale-in-lease-out transactions). See

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional details of the deferred taxes related to these transactions. If the IRS is ultimately successful in disallowing the tax deductions related to all four international leveraged lease transactions beginning with the 2000 tax year, Southern Company could be subject to significant additional interest charges. Additionally, although the payment of the actual tax liability would not affect Southern Company’s results of operations, it could have a material impact on cash flow. The ultimate outcome of these matters cannot now be determined.

GULF POWER PERSONAL INJURY LITIGATION

See Note 3 to the financial statements of Gulf Power under “Personal Injury Litigation” in Item 8 of the Form 10-K for additional information. This matter was the subject of an appeal to Florida’s First District Court of Appeal. In May 2004, the court affirmed the result of the jury’s verdict without submitting a written opinion, thereby preempting Gulf Power’s right to appeal the case to the Florida Supreme Court. Therefore, in June 2004 Gulf Power paid the judgment amount and accrued interest. As a result of insurance coverage, there was no material impact on Gulf Power’s financial statements.

(C)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the Asset Retirement Obligations included in the Condensed Balance Sheets.

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/03	Incurred	Settled	Accretion	Revisions	06/30/04
			(in millions)
Alabama Power	$359	$—	$—	$12	$—	$371
Georgia Power	476	—	(1)	15	—	490
Gulf Power	4	—	—	—	1	5
Mississippi Power	2	—	—	—	1	3
Savannah Electric	4	—	—	—	—	4
Southern Company	$845	$—	$(1)	$27	$2	$873

(D)	On March 31, 2004, Southern Company and the retail operating companies prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of FASB Interpretation No. 46R had no impact on the net income of Southern Company or the retail operating companies. However, as a result of the adoption, Southern Company and the retail operating companies deconsolidated certain wholly-owned trusts established to issue preferred securities since Southern Company and the retail operating companies do not meet the definition of primary beneficiary established by FASB Interpretation No. 46R. Therefore, the investments in these trusts are reflected as Equity Investments in Unconsolidated Subsidiaries for Alabama Power and Georgia Power and as Other Investments for Southern Company, Gulf Power and Mississippi Power. The related loans from the trusts to Southern Company and the retail operating companies are reflected as Long-term Debt Payable to Affiliated Trusts on the accompanying Balance Sheets.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

This treatment resulted in the following increases in both total assets and total liabilities as of March 31, 2004 (in millions):

Alabama Power	$9
Georgia Power	29
Gulf Power	2
Mississippi Power	1
Southern Company	60

In addition, Southern Company consolidated its 85% limited partnership investment in an energy/telecom venture capital fund that was previously accounted for under the equity method. At June 30, 2004, Southern Company’s investment totaled $27.9 million; Southern Company has committed to a maximum investment of $75 million. The assets of the venture capital fund are included in Cash and Other Investments on the accompanying Condensed Balance Sheets.

In May 2004, the FASB approved Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”).” FSP No. 106-2 requires recognition of the impacts of the Medicare Act in the accumulated post-retirement benefit obligation and future cost of service for post-retirement medical plans and may be applied retroactively to the enactment of the Medicare Act in December 2003 or prospectively effective for the third quarter 2004. Southern Company and the retail operating companies have elected to apply this treatment prospectively. Pending the finalization of federal regulations governing the subsidy effected in the Medicare Act, Southern Company and its subsidiaries do not anticipate a material impact on their respective financial statements from the adoption of FSP No. 106-2.

(E)	See Note 1 to the financial statements of Southern Company under “Stock Options” and Note 8 to the financial statements of Southern Company under “Stock Option Plan” in Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company accounts for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense is recognized because the exercise price of all options granted equaled the fair market value on the date of the grant. The estimated fair values of stock options granted during the three-month and six-month periods ending June 30, 2004 and 2003 have been derived using the Black-Scholes stock option pricing model. The following table shows the assumptions and the weighted average fair values of these stock options:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Interest rate	3.7%	2.6%	3.1%	2.7%
Average expected life of stock options (in years)	5.0	4.3	5.0	4.3
Expected volatility of common stock	19.6%	22.7%	19.7%	23.6%
Expected annual dividends on common stock	$1.40	$1.37	$1.40	$1.37
Weighted average fair value of stock options granted	$3.41	$3.51	$3.29	$3.59

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

The pro forma impact of fair-value accounting for options granted on net income is as follows:

	As Reported	Pro Forma
Three Months Ended June 30, 2004
Net income (in millions)	$352	$348
Earnings per share (dollars):
Basic	$0.48	$0.47
Diluted	$0.47	$0.46
Three Months Ended June 30, 2003
Net income (in millions)	$432	$427
Earnings per share (dollars):
Basic	$0.60	$0.60
Diluted	$0.59	$0.59
Six Months Ended June 30, 2004
Net income (in millions)	$683	$674
Earnings per share (dollars):
Basic	$0.93	$0.91
Diluted	$0.92	$0.90
Six Months Ended June 30, 2003
Net income (in millions)	$730	$721
Earnings per share (dollars):
Basic	$1.01	$1.00
Diluted	$1.00	$0.99

Diluted Earnings Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
As Reported Shares	738,185	724,627	737,411	721,785
Effect of options	4,268	5,659	4,509	5,354
Diluted Shares	742,452	730,286	741,920	727,139

(F)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At June 30, 2004, the fair value of derivative energy contracts was reflected in the financial statements as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah	Southern
	Company	Power	Power	Power	Power	Electric	Power
	Amounts
	(in thousands)
Regulatory liabilities, net	$29,788	$12,005	$7,951	$3,392	$4,825	$1,615	$—
Other comprehensive income (loss)	(3,129)	(462)	—	—	(3,660)	(32)	(40)
Net income	(41)	4	4	1	1	—	1

Total fair value	$26,618	$11,547	$7,955	$3,393	$1,166	$1,583	$(39)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the three months and six months ended June 30, 2004 and 2003, the amounts recognized in income for Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power were immaterial.

In addition, approximately $2 million in pre-tax gains will be reclassified from Other Comprehensive Income to Fuel Expense by Southern Company for the twelve month period ended June 30, 2005.

At June 30, 2004, Southern Company had $3.3 billion notional amount of interest rate swaps outstanding with net fair value gains of $48.4 million as follows:

Fair Value Hedges

					Fair Value Gain (Loss)
	Notional	Fixed Rate	Variable Rate	Maturity	June 30, 2004
	Amount	Received	Paid	Date	(in millions)
Southern Company	$400 million	5.3%	6-month LIBOR (in arrears) less 0.103%	February 2007	$19.5
Southern Company	$40 million	7.625%	6-month LIBOR (in arrears) plus 2.9225%	December 2009	$(0.4)

Cash Flow Hedges

					Fair Value
			Weighted Average		Gain (Loss)
	Notional	Variable Rate	Fixed Rate	Maturity	June 30, 2004
	Amount	Received	Paid	Date	(in millions)
Variable Rate Securities
Alabama Power	$536 million	BMA Index	2.007%	January 2007	$6.7
Alabama Power	$195 million	3-month LIBOR	1.89%	April 2006	$3.3
Alabama Power	$250 million	3-month LIBOR	3.9198%	September 2009	$5.4
Alabama Power	$220 million	3-month LIBOR	3.4145%	November 2007	$3.3
Georgia Power	$250 million	3-month LIBOR plus 0.125%	1.96%	February 2005	$0.1
Georgia Power	$50 million	3-month LIBOR plus 0.10%	1.5625%	January 2005	$0.1
Georgia Power	$873 million	BMA Index	1.3878%	December 2004	$0.5
Georgia Power	$250 million	3-month LIBOR	4.6629%	February 2015	$14.0
Georgia Power	$250 million	3-month LIBOR	5.3621%	September 2014	$(4.1)
Savannah Electric	$20 million	3-month LIBOR plus 0.375%	2.055%	December 2004	$0.0

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the twelve month period ended June 30, 2005, the following table reflects the estimated pre-tax losses that will be reclassified from Other Comprehensive Income to Interest Expense.

(in Millions)
Alabama Power	$(2.9)
Georgia Power	(0.3)
Gulf Power	(0.3)
Mississippi Power	—
Savannah Electric	(0.1)
Southern Power	(10.8)

Southern Company	$(14.4)

(G)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month and six-month periods ending June 30, 2004 and 2003 are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
PENSION PLANS (in millions)	Company	Power	Power	Power	Power	Electric
Three Months Ended June 30, 2004
Service cost	$32	$8	$10	$1	$2	$1
Interest cost	68	18	26	3	3	1
Expected return on plan assets	(113)	(35)	(45)	(5)	(5)	(1)
Recognized net gain	(1)	(1)	(1)	–	–	–
Net amortization	4	1	2	–	–	–
Net cost (income)	$(10)	$(9)	$(8)	$(1)	$–	$1
Six Months Ended June 30, 2004
Service cost	$64	$16	$20	$2	$4	$2
Interest cost	136	36	52	6	6	2
Expected return on plan assets	(226)	(70)	(90)	(10)	(10)	(2)
Recognized net gain	(2)	(2)	(2)	–	–	–
Net amortization	8	2	4	–	–	–
Net cost (income)	$(20)	$(18)	$(16)	$(2)	$–	$2
Three Months Ended June 30, 2003
Service cost	$29	$7	$10	$1	$1	$1
Interest cost	65	17	25	3	3	1
Expected return on plan assets	(112)	(35)	(45)	(5)	(4)	(1)
Recognized net gain	(11)	(3)	(5)	–	–	–
Net amortization	4	1	2	–	–	–
Net cost (income)	$(25)	$(13)	$(13)	$(1)	$–	$1
Six Months Ended June 30, 2003
Service cost	$58	$14	$20	$2	$2	$2
Interest cost	130	34	50	6	6	2
Expected return on plan assets	(224)	(70)	(90)	(10)	(8)	(2)
Recognized net gain	(22)	(6)	(10)	–	–	–
Net amortization	8	2	4	–	–	–
Net cost (income)	$(50)	$(26)	$(26)	$(2)	$–	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
PENSION PLANS (in millions)	Company	Power	Power	Power	Power	Electric
Three Months Ended June 30, 2004
Service cost	$7	$2	$2	$–	$–	$–
Interest cost	24	6	11	1	1	1
Expected return on plan assets	(12)	(4)	(6)	–	–	–
Net amortization	9	2	5	–	–	–
Net cost (income)	$28	$6	$12	$1	$1	$1
Six Months Ended June 30, 2004
Service cost	$14	$4	$4	$–	$–	$–
Interest cost	48	12	22	2	2	2
Expected return on plan assets	(24)	(8)	(12)	–	–	–
Net amortization	18	4	10	–	–	–
Net cost (income)	$56	$12	$24	$2	$2	$2
Three Months Ended June 30, 2003
Service cost	$6	$2	$2	$–	$–	$–
Interest cost	23	6	10	1	1	1
Expected return on plan assets	(12)	(4)	(6)	–	–	–
Net amortization	8	2	4	–	–	–
Net cost (income)	$25	$6	$10	$1	$1	$1
Six Months Ended June 30, 2003
Service cost	$12	$4	$4	$–	$–	$–
Interest cost	46	12	20	2	2	2
Expected return on plan assets	(24)	(8)	(12)	–	–	–
Net amortization	16	4	8	–	–	–
Net cost (income)	$50	$12	$20	$2	$2	$2

(H)	See Note 1 to Southern Company’s financial statements under “Leveraged Leases” in Item 8 of the Form 10-K. In June 2004, Southern Company completed the purchase from Keyspan Corporation and subsequent leaseback of the Ravenswood Expansion Facility, a 250 megawatt combined cycle gas turbine facility in New York, New York. The cost of the facility was approximately $385 million. Southern Company’s net investment in the leveraged lease is approximately $68 million.

(I)	On July 1, 2004, Georgia Power filed a request with the Georgia PSC for an approximate 7 percent increase in retail revenues, effective January 1, 2005. The requested increase is based on a future test year ending July 31, 2005 and a proposed retail return on common equity of 12.5 percent.

Georgia Power is currently operating under a three-year retail rate order that expires December 31, 2004. Under the terms of the existing order, earnings are evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return are applied to rate refunds, with the remaining one-third retained by Georgia Power. The order required Georgia Power to file a general rate case on July 1, 2004. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Orders” and of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K for additional information. Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2004. The final outcome of this matter cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(J)	See Note 3 to the financial statements of Georgia Power, Savannah Electric and Southern Power under “FERC Matters” in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh capacity.

In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund and ordered that hearings be held. To ensure the timely completion of construction on McIntosh units 10 and 11 and their availability in the summer of 2005 as supply side resources for the retail customers in the State of Georgia, on May 7, 2004, Savannah Electric and Georgia Power requested the Georgia PSC to direct them to acquire the McIntosh construction project. Savannah Electric and Georgia Power proposed to place the units in rate base at a cost approved by the Georgia PSC and to recover the unit operation and maintenance costs as retail service expenses as may be approved by the Georgia PSC. The Georgia PSC issued such an order on May 18, 2004 and the transfer occurred on May 24, 2004. On May 20, 2004, Southern Power filed a request to withdraw the PPAs and to terminate the ongoing FERC proceedings. On August 4, 2004, the FERC issued a notice that it allowed the request to withdraw the PPAs to be accepted and to become effective by operation of law on July 20, 2004. However, the FERC made no determination on what additional steps may need to be taken with respect to testimony provided in the proceedings. The ultimate outcome of this matter cannot now be determined.

The May 18, 2004 Georgia PSC order also directed Georgia Power and Savannah Electric to file an application within 10 days of completing such purchase to amend the resource certificate granted by the Georgia PSC in 2002 to describe the capacity resource as being the McIntosh units 10 and 11 (as opposed to the McIntosh PPAs), the approximate construction schedule (which is not expected to change) and the proposed rate base treatment. The application was filed on June 3, 2004 and the Georgia PSC will have 180 days to respond. The Georgia PSC is expected to review the application in accordance with its affiliate transaction guidelines, which require a lower of cost or market approach unless otherwise determined by the Georgia PSC. Georgia Power and Savannah Electric have submitted information showing that the book cost of the McIntosh construction project is lower than its market value. However, full recovery of the project costs depends on the outcome of the Georgia PSC’s review. In the event the Georgia PSC does not allow full recovery of the project costs, then part of such costs may have to be written off in accordance with FASB Statement No. 90, “Accounting for Abandonments and Disallowed Plant Costs.” At June 30, 2004, the investment in the McIntosh construction project totaled approximately $353.2 million and $69.7 million for Georgia Power and Savannah Electric, respectively. The ultimate outcome of the Georgia PSC’s review cannot now be determined.

(K)	See Note 3 to the financial statements of Southern Company under “Mississippi Power Regulatory Filing” and Mississippi Power under “Retail Regulatory Filing” in Item 8 of the Form 10-K regarding Mississippi Power’s request with the Mississippi PSC to include 266 megawatts of Plant Daniel Units 3 and 4 generating capacity not currently included in jurisdictional cost of service and to modify certain provisions of the PEP used to set Mississippi Power’s retail base rates and the Mississippi PSC’s interim order creating a $60.3 million regulatory liability issued in December 2003. The Mississippi PSC held hearings on these matters in April 2004 and a final decision was issued on May 25, 2004. The Mississippi PSC approved Mississippi Power’s request to reclassify the 266 megawatts of Plant Daniel unit 3 and 4 capacity to jurisdictional cost of service effective January 1, 2004 and authorized Mississippi Power to include the related costs and revenue credits in jurisdictional rate base, cost of service and revenue requirement calculations for purposes of retail rate recovery. Mississippi Power will amortize the regulatory liability established pursuant to the Mississippi PSC’s interim order in December to earnings as follows: $16.5 million in 2004, $25.1 million in 2005, $13.0 million in 2006 and $5.7 million in 2007, resulting in increases to earnings in each of those years.

In addition, the Mississippi PSC also approved Mississippi Power’s requested changes to PEP, including the use of a forward-looking test year, with appropriate oversight; annual, rather than semi-annual,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

filings; and certain changes to the performance indicator mechanisms. Rate changes will be limited to 4% of retail revenues annually under the revised PEP. The Mississippi PSC will review all aspects of PEP in 2007.

(L)	On March 23, 2004, Savannah Electric submitted a request to the Georgia PSC for an accounting order which, if approved by the Georgia PSC, would have allowed for the cost of a coal transloader then under construction to be amortized over twenty-four months through fuel expense and recovered through Savannah Electric’s fuel cost recovery clause. The transloader allows foreign coal to be off-loaded from ships at Savannah Electric’s Plant Kraft dock, and then transferred by rail to Plant McIntosh. On June 24, 2004, the Georgia PSC denied Savannah Electric’s request for this accounting order. Consequently, accumulated project costs of $2.7 million were recorded as construction work in progress in June 2004 and will be depreciated over the projects estimated useful life of 35 years once placed in service.

In a separate action, on July 30, 2004, Savannah Electric filed for a fuel cost recovery rate increase with the Georgia PSC. The increase will allow for the recovery of fuel costs based on an estimate of future costs, as well as the collection of the existing under recovery of fuel expenses, over a two-year period. The amount under recovered at June 30, 2004 is approximately $8.9 million. The Georgia PSC is expected to rule on this matter by late October 2004. The outcome of the filing cannot be determined at this time.

(M)	On August 2, 2004, Alabama Power made a filing with the Alabama PSC to establish a specific rate mechanism for the recovery of retail costs associated with environmental laws, regulations or other such mandates. If approved, the rate mechanism would begin operation in January 2005 and provide for the recovery of these costs pursuant to a factor that will be calculated annually. It is anticipated that for the first two years of the increase, retail rates would increase under the proposed mechanism by approximately 1% ($33 million) in 2005 and approximately an additional 1% ($30 million) in 2006. Such environmental cost recovery would include operation and maintenance expense, depreciation and a return on invested capital. The outcome of this matter cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(N)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the retail operating companies and Southern Power. The All Other column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services and natural gas marketing. Intersegment revenues are not material. Financial data for business segments and products and services for the periods covered in the Form 10-Q are as follows:

	Electric Utilities
	Retail
	Operating				All	Reconciling
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2004:
Operating revenues	$2,868	$182	$(134)	$2,916	$119	$(26)	$3,009
Segment net income (loss)	308	23	–	331	21	–	352
Six Months Ended June 30, 2004:
Operating revenues	5,410	358	(264)	5,504	292	(55)	5,741
Segment net income (loss)	580	50	–	630	54	(1)	683
Total assets at June 30, 2004	$32,497	$2,104	$(97)	$34,504	$1,833	$(402)	$35,935

Three Months Ended June 30, 2003:
Operating revenues	$2,606	$239	$(118)	$2,727	$123	$(26)	$2,824
Segment net income (loss)	344	79	–	423	9	–	432
Six Months Ended June 30, 2003:
Operating revenues	4,972	346	(191)	5,127	276	(38)	5,365
Segment net income (loss)	608	102	–	710	20	–	730
Total assets at December 31, 2003	$31,412	$2,409	$(122)	$33,699	$1,671	$(325)	$35,045

Products and Services

		Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2004	$2,478	$344	$94	$2,916
Three Months Ended June 30, 2003	2,176	324	227	2,727
Six Months Ended June 30, 2004	4,622	695	187	5,504
Six Months Ended June 30, 2003	4,150	658	319	5,127

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.

Item 4.	Submission of Matters to a Vote of Security Holders.

Southern Company

Southern Company held its annual meeting of shareholders on May 26, 2004. Each nominee for director of Southern Company received the requisite plurality of votes for election. The vote tabulation was as follows:

Nominees	Shares For	Shares Withhold Vote
Daniel P. Amos	561,096,823	9,213,597
Dorrit J. Bern	559,474,911	10,835,509
Francis S. Blake	559,207,630	11,102,790
Thomas F. Chapman	561,058,059	9,252,361
H. Allen Franklin	557,021,653	13,288,767
Bruce S. Gordon	560,732,936	9,577,484
Donald M. James	529,323,267	40,987,153
Zack T. Pate	559,607,842	10,702,578
J. Neal Purcell	559,547,359	10,763,061
David M. Ratcliffe	559,718,258	10,592,162
Gerald J. St. Pé	560,734,357	9,576,063

In addition, at the annual meeting, shareholders were asked to vote for the ratification of the appointment of auditors. The vote tabulation was 556,104,768 shares for, 8,549,577 shares against and 5,656,066 shares abstaining. As a result of this vote the audit appointment was ratified. Shareholders were also entitled to vote on the Outside Directors Stock Plan. The vote tabulation was 375,820,740 shares for, 37,899,402 shares against and 11,935,860 shares abstaining. As a result of this vote, the Outside Directors Stock Plan was approved.

Alabama Power

Alabama Power held its annual meeting of common shareholders and preferred shareholders on April 23, 2004, and the following persons were elected to serve as directors of Alabama Power:

Whit Armstrong	Wallace D. Malone, Jr.
David J. Cooper, Sr.	Charles D. McCrary
H. Allen Franklin	Malcolm Portera
R. Kent Henslee	Robert D. Powers
John D. Johns	C. Dowd Ritter
Carl E. Jones, Jr.	James H. Sanford
Patricia M. King	John C. Webb, IV
James K. Lowder	James W. Wright

Item 4.	Submission of Matters to a Vote of Security Holders. (Continued)

All 7,750,000 of the outstanding shares of Alabama Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock or Class A preferred stock were voted.

Georgia Power

Georgia Power held its annual meeting of common shareholders and preferred shareholders on May 19, 2004 and the following persons were elected to serve as directors of Georgia Power:

Juanita P. Baranco	D. Gary Thompson
Robert L. Brown, Jr.	Richard W. Ussery
Anna R. Cablik	William Jerry Vereen
Michael D. Garrett	Carl Ware
David M. Ratcliffe	E. Jenner Wood, III

All of the 7,761,500 outstanding shares of Georgia Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

Gulf Power

Gulf Power held its annual meeting of common shareholders and preferred shareholders on May 19, 2004 and the following persons were elected to serve as directors of Gulf Power:

C. LeDon Anchors	William A. Pullum
William C. Cramer, Jr.	Winston E. Scott
Fred C. Donovan, Sr.	Susan N. Story

All of the 992,717 outstanding shares of Gulf Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

Mississippi Power

Mississippi Power held its annual meeting of common shareholders and preferred shareholders on May 19, 2004 and the following persons were elected to serve as directors of Mississippi Power:

Tommy E. Dulaney	George A. Schloegel
Linda T. Howard	Philip J. Terrell
Robert C. Khayat	Anthony J. Topazi
Aubrey K. Lucas	N. Eugene Warr

All of the 1,121,000 outstanding shares of Mississippi Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

Item 4.	Submission of Matters to a Vote of Security Holders. (Continued)

Savannah Electric

By written consent, in lieu of the annual meeting of stockholders of Savannah Electric, effective May 5, 2004, the following persons were elected to serve as directors of Savannah Electric:

Gus H. Bell, III	Anthony R. James
Archie H. Davis	Robert B. Miller, III
Walter D. Gnann	Arnold M. Tenenbaum

All of the 10,844,635 outstanding shares of Savannah Electric’s common stock are owned by Southern Company and were voted in favor of the nominees for directors.

Southern Power

By written consent, in lieu of the annual meeting of stockholders of Southern Power, effective April 1, 2004, the number of directors constituting the board of directors was set at six and the following persons were elected to serve as directors of Southern Power:

W. Paul Bowers	Michael D. Garrett
H. Allen Franklin	Charles D. McCrary
Thomas A. Fanning	David M. Ratcliffe

All of the 1,000 outstanding shares of Southern Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

(10)	Material Contracts

Southern Company

	(a)1	-	Southern Company Deferred Compensation Plan as amended and restated effective January 1, 2004.

	(a)2	-	Outside Directors Stock Plan for The Southern Company and its Subsidiaries, effective May 26, 2004.

	(a)3	-	Amended and Restated Change in Control Agreement between The Southern Company, Southern Company Services, Inc. and David M. Ratcliffe, effective June 1, 2004.

	(a)4	-	Amended and Restated Change in Control Agreement between The Southern Company, Southern Company Services, Inc. and Thomas A. Fanning, effective June 1, 2004.

	(a)5	-	Amended and Restated Change in Control Agreement between The Southern Company, Alabama Power Company and Charles D. McCrary, effective June 1, 2004.

	(a)6	-	Amended and Restated Change in Control Agreement between The Southern Company, Georgia Power Company and Michael D. Garrett, effective June 1, 2004.

Item 6.	Exhibits and Reports on Form 8-K.

(10)	Material Contracts (continued)

	(a)7	-	Amended and Restated Change in Control Agreement between The Southern Company, Southern Nuclear and William G. Hairston, III, effective June 1, 2004.

Alabama Power

	(b)1	-	Southern Company Deferred Compensation Plan as amended and restated effective January 1, 2004. (See Exhibit 10(a)1 herein)

	(b)2	-	Outside Directors Stock Plan for The Southern Company and its Subsidiaries, effective May 26, 2004. (See Exhibit 10(a)2 herein)

	(b)3	-	Amended and Restated Change in Control Agreement between The Southern Company, Alabama Power Company and Charles D. McCrary, effective June 1, 2004. (See Exhibit 10(a)5 herein)

	(b)4	-	Amended and Restated Change in Control Agreement between The Southern Company, Alabama Power Company and C. Alan Martin, effective June 1, 2004.

Georgia Power

	(c)1	-	Southern Company Deferred Compensation Plan as amended and restated effective January 1, 2004. (See Exhibit 10(a)1 herein)

	(c)2	-	Outside Directors Stock Plan for The Southern Company and its Subsidiaries, effective May 26, 2004. (See Exhibit 10(a)2 herein)

	(c)3	-	Amended and Restated Change in Control Agreement between The Southern Company, Georgia Power Company and Michael D. Garrett, effective June 1, 2004. (See Exhibit 10(a)6 herein)

Gulf Power

	(d)1	-	Southern Company Deferred Compensation Plan as amended and restated effective January 1, 2004. (See Exhibit 10(a)1 herein)

	(d)2	-	Outside Directors Stock Plan for The Southern Company and its Subsidiaries, effective May 26, 2004. (See Exhibit 10(a)2 herein)

Mississippi Power

	(e)1	-	Southern Company Deferred Compensation Plan as amended and restated effective January 1, 2004. (See Exhibit 10(a)1 herein)

	(e)2	-	Outside Directors Stock Plan for The Southern Company and its Subsidiaries, effective May 26, 2004. (See Exhibit 10(a)2 herein)

Item 6.	Exhibits and Reports on Form 8-K.

(10)	Material Contracts (continued)

Savannah Electric

	(f)1	-	Southern Company Deferred Compensation Plan as amended and restated effective January 1, 2004. (See Exhibit 10(a)1 herein)

	(f)2	-	Outside Directors Stock Plan for The Southern Company and its Subsidiaries, effective May 26, 2004. (See Exhibit 10(a)2 herein)

(24)	Power of Attorney and Resolutions

Southern Company

	(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

	(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Savannah Electric

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)

Item 6.	Exhibits and Reports on Form 8-K.

(24)	Power of Attorney and Resolutions (continued)

Southern Power

	(g)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(31)	Section 302 Certifications

Southern Company

	(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

	(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

	(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

	(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. (Continued)

	(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

	(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

	(f)1	-	Certificate of Savannah Electric’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(f)2	-	Certificate of Savannah Electric’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

	(g)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(g)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

Southern Company

	(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

	(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

	(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

	(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. (Continued)

Mississippi Power

	(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

	(f)	-	Certificate of Savannah Electric’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

	(g)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The registrants collectively and separately furnished Current Reports on Form 8-K dated April 28, 2004:

Item reported:	Item 12
Financial statements filed:	None

Southern Company filed Current Reports on Form 8-K dated May 7, 2004, May 18, 2004, May 25, 2004 and June 30, 2004:

Items reported:	Items 5
Financial statements filed:	None

Southern Company filed an Amendment to a Current Report dated May 25, 2004 on Form 8-K/A filed July 14, 2004:

Items reported:	Items 5
Financial statements filed:	None

Alabama Power filed Current Reports on Form 8-K dated April 7, 2004 (two reports):

Items reported:	Items 5 and 7
Financial statements filed:	None

Georgia Power filed Current Reports on Form 8-K dated May 7, 2004 and May 18, 2004:

Items reported:	Items 5
Financial statements filed:	None

Gulf Power filed a Current Report on Form 8-K dated April 6, 2004:

Items reported:	Items 5 and 7
Financial statements filed:	None

Item 6. Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K. (continued)

Mississippi Power filed Current Reports on Form 8-K dated March 3, 2004 (two reports), and May 25, 2004:

Item reported:	Items 5 and 7
Financial statements filed:	None

Mississippi Power filed an Amendment to a Current Report dated May 25, 2004 on Form 8-K/A filed July 14, 2004:

Items reported:	Items 5
Financial statements filed:	None

Savannah Electric filed Current Reports on Form 8-K dated May 7, 2004, May 18, 2004, and May 27, 2004:

Items reported:	Items 5 and 7
Financial statements filed:	None

Southern Power filed Current Reports on Form 8-K dated May 7, 2004 and May 18, 2004:

Items reported:	Items 5
Financial statements filed:	None

THE SOUTHERN COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

THE SOUTHERN COMPANY

By	David M. Ratcliffe
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	Thomas A. Fanning
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: August 5, 2004

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

Date: August 5, 2004

GEORGIA POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GEORGIA POWER COMPANY

By	Michael D. Garrett
President and Chief Executive Officer
(Principal Executive Officer)

By	C.B. Harreld
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: August 5, 2004

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

Date: August 5, 2004

MISSISSIPPI POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY

By	Anthony J. Topazi
President and Chief Executive Officer
(Principal Executive Officer)

By	Michael W. Southern
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: August 5, 2004

SAVANNAH ELECTRIC AND POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SAVANNAH ELECTRIC AND POWER COMPANY

By	A.R. James
President and Chief Executive Officer
(Principal Executive Officer)

By	Kirby R. Willis
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: August 5, 2004

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

Date: August 5, 2004