Form 10-Q
period 2006-03-31
ALABAMA POWER CO; SAVANNAH ELECTRIC & POWER CO; SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO
filed 2006-05-04
CIK 3153, 86940, 92122, 1160661, 66904, 44545, 41091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-3526	The Southern Company	58-0690070
(A Delaware Corporation)
30 Ivan Allen Jr. Boulevard, N.W.
Atlanta, Georgia 30308
(404) 506-5000

1-3164	Alabama Power Company	63-0004250
(An Alabama Corporation)
600 North 18th Street
Birmingham, Alabama 35291
(205) 257-1000

1-6468	Georgia Power Company	58-0257110
(A Georgia Corporation)
241 Ralph McGill Boulevard, N.E.
Atlanta, Georgia 30308
(404) 506-6526

0-2429	Gulf Power Company	59-0276810
(A Florida Corporation)
One Energy Place
Pensacola, Florida 32520
(850) 444-6111

001-11229	Mississippi Power Company	64-0205820
(A Mississippi Corporation)
2992 West Beach
Gulfport, Mississippi 39501
(228) 864-1211

1-5072	Savannah Electric and Power Company	58-0418070
(A Georgia Corporation)
600 East Bay Street
Savannah, Georgia 31401
(912) 644-7171

333-98553	Southern Power Company	58-2598670
(A Delaware Corporation)
30 Ivan Allen Jr. Boulevard, N.W.
Atlanta, Georgia 30308
(404) 506-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X  No___
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large
	Accelerated	Accelerated	Non-accelerated
Registrant	Filer	Filer	Filer
The Southern Company	X
Alabama Power Company			X
Georgia Power Company			X
Gulf Power Company			X
Mississippi Power Company			X
Savannah Electric and Power Company			X
Southern Power Company			X
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes___  No X (Response applicable to all registrants.)

	Description of	Shares Outstanding
Registrant	Common Stock	at March 31, 2006
The Southern Company	Par Value $5 Per Share	742,048,440
Alabama Power Company	Par Value $40 Per Share	9,250,000
Georgia Power Company	Without Par Value	7,761,500
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Savannah Electric and Power Company	Par Value $5 Per Share	10,844,635
Southern Power Company	Par Value $0.01 Per Share	1,000
     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, and Southern Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2006

Page
Number
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	125
Item 1A. Risk Factors	125
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	125
Item 3. Defaults Upon Senior Securities	Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5. Other Information	Inapplicable
Item 6. Exhibits	126
Signatures	131

DEFINITIONS

TERM	MEANING
Alabama Power	Alabama Power Company
AFUDC	Allowance for funds used during construction
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, and Southern Power for the year ended December 31, 2005 and, with respect to Southern Company, Amendment No. 1 and Amendment No. 2 thereto
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
Moody’s	Moody’s Investors Service, Inc
MW	Megawatt
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PEP	Performance Evaluation Plan
PPA	Power Purchase Agreement
PSC	Public Service Commission
retail operating companies	Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
Savannah Electric	Savannah Electric and Power Company
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the retail operating companies, Southern Power, and other subsidiaries
Southern Power	Southern Power Company
Super Southeast	Southern Company’s traditional service territory, Alabama, Florida, Georgia, and Mississippi, plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, and Virginia

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, storm damage cost recovery and repairs, environmental regulations and expenditures, the proposed merger of Savannah Electric and Georgia Power, financing activities, completion of construction projects, impacts of adoption of new accounting rules, access to sources of capital, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, and also changes in environmental, tax, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity and gas, including those relating to weather, the general economy and population, and business growth (and declines);

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate cases relating to fuel cost recovery;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Revenues:
Retail revenues	$2,471,413	$2,268,809
Sales for resale	414,869	347,125
Other electric revenues	110,990	101,095
Other revenues	65,988	70,001

Total operating revenues	3,063,260	2,787,030

Operating Expenses:
Fuel	1,048,545	864,621
Purchased power	104,411	98,216
Other operations	562,452	516,428
Maintenance	283,630	294,092
Depreciation and amortization	298,926	291,110
Taxes other than income taxes	175,003	162,884

Total operating expenses	2,472,967	2,227,351

Operating Income	590,293	559,679
Other Income and (Expense):
Allowance for equity funds used during construction	11,527	16,859
Interest income	6,672	5,272
Equity in losses of unconsolidated subsidiaries	(32,575)	(23,104)
Leveraged lease income	18,103	18,248
Interest expense, net of amounts capitalized	(176,375)	(138,987)
Interest expense to affiliate trusts	(30,629)	(31,930)
Preferred and preference dividends of subsidiaries	(9,015)	(7,402)
Other income (expense), net	(10,865)	(5,207)

Total other income and (expense)	(223,157)	(166,251)

Earnings From Continuing Operations Before Income Taxes	367,136	393,428
Income taxes	107,022	75,887

Earnings From Continuing Operations	260,114	317,541
Earnings from discontinued operations, net of income taxes of $942 and $3,435 for 2006 and 2005, respectively	1,493	5,419

Consolidated Net Income	$261,607	$322,960

Common Stock Data:
Earnings per share from continuing operations-
Basic	$0.35	$0.43
Diluted	$0.35	$0.42
Earnings per share including discontinued operations-
Basic	$0.35	$0.43
Diluted	$0.35	$0.43
Average number of basic shares of common stock outstanding (in thousands)	742,195	744,025
Average number of diluted shares of common stock outstanding (in thousands)	747,039	748,672
Cash dividends paid per share of common stock	$0.3725	$0.3575
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Activities:
Consolidated net income	$261,607	$322,960
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	351,946	343,071
Deferred income taxes and investment tax credits	(39,650)	111,385
Allowance for equity funds used during construction	(11,527)	(16,859)
Equity in losses of unconsolidated subsidiaries	32,575	23,104
Leveraged lease income	(18,103)	(18,248)
Pension, postretirement, and other employee benefits	18,448	13,793
Stock option expense	19,104	—
Tax benefit of stock options	826	15,049
Hedge settlements	18,006	(18,357)
Storm damage accounting order	—	45,000
Other, net	(3,434)	(16,106)
Changes in certain current assets and liabilities —
Receivables	236,127	(16,952)
Fossil fuel stock	(78,471)	(35,716)
Materials and supplies	(11,089)	(5,120)
Other current assets	(41,642)	5,260
Accounts payable	(310,962)	(88,579)
Accrued taxes	(9,425)	(231,334)
Accrued compensation	(337,600)	(275,701)
Other current liabilities	(18,331)	14,458

Net cash provided from operating activities	58,405	171,108

Investing Activities:
Property additions	(546,261)	(458,842)
Nuclear decommissioning trust fund purchases	(172,551)	(176,854)
Nuclear decommissioning trust fund sales	165,671	168,155
Proceeds from property sales	150,521	9,463
Investment in unconsolidated subsidiaries	(37,748)	(23,913)
Cost of removal net of salvage	(31,230)	(16,040)
Other	(33,312)	(48,729)

Net cash used for investing activities	(504,910)	(546,760)

Financing Activities:
Increase in notes payable, net	433,101	363,710
Proceeds —
Long-term debt	800,000	500,000
Common stock	13,875	56,031
Gross excess tax benefit of stock options	1,960	—
Redemptions —
Long-term debt	(322,839)	(252,421)
Long-term debt to affiliate trusts	(67,457)	—
Preferred and preference stock	(14,569)	—
Common stock repurchased	(117)	—
Payment of common stock dividends	(276,442)	(265,958)
Other	(22,332)	(12,370)

Net cash provided from financing activities	545,180	388,992

Net Change in Cash and Cash Equivalents	98,675	13,340
Cash and Cash Equivalents at Beginning of Period	202,111	368,449

Cash and Cash Equivalents at End of Period	$300,786	$381,789

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4,942 and $6,708 capitalized for 2006 and 2005, respectively)	$198,762	$170,760
Income taxes (net of refunds)	$919	$31,855
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$300,786	$202,111
Receivables —
Customer accounts receivable	800,744	868,665
Unbilled revenues	268,100	303,782
Under recovered regulatory clause revenues	783,010	754,522
Other accounts and notes receivable	308,463	409,685
Accumulated provision for uncollectible accounts	(35,515)	(37,510)
Fossil fuel stock, at average cost	493,709	402,579
Vacation pay	117,073	116,699
Materials and supplies, at average cost	664,225	665,754
Assets from risk management activities	78,956	124,607
Prepaid expenses	191,986	131,324
Other	240,479	262,659

Total current assets	4,212,016	4,204,877

Property, Plant, and Equipment:
In service	43,956,095	43,578,501
Less accumulated depreciation	15,987,807	15,727,300

	27,968,288	27,851,201
Nuclear fuel, at amortized cost	269,916	261,997
Construction work in progress	1,403,760	1,367,255

Total property, plant, and equipment	29,641,964	29,480,453

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	995,776	953,554
Leveraged leases	1,088,984	1,082,100
Other	324,213	337,236

Total other property and investments	2,408,973	2,372,890

Deferred Charges and Other Assets:
Deferred charges related to income taxes	931,078	936,729
Prepaid pension costs	1,023,360	1,021,797
Unamortized debt issuance expense	172,019	161,583
Unamortized loss on reacquired debt	303,909	309,409
Deferred under recovered regulatory clause revenues	438,740	530,668
Other regulatory assets	518,232	519,005
Other	327,113	339,294

Total deferred charges and other assets	3,714,451	3,818,485

Total Assets	$39,977,404	$39,876,705

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholders' Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$893,632	$900,699
Notes payable	1,690,530	1,257,428
Accounts payable	845,142	1,229,253
Customer deposits	230,485	219,781
Accrued taxes —
Income taxes	224,070	103,925
Other	185,124	318,978
Accrued interest	195,558	204,292
Accrued vacation pay	143,007	143,816
Accrued compensation	121,125	458,573
Other	409,433	403,606

Total current liabilities	4,938,106	5,240,351

Long-term Debt	11,340,843	10,957,903

Long-term Debt Payable to Affiliated Trusts	1,893,187	1,888,469

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,712,443	5,735,502
Deferred credits related to income taxes	305,960	311,083
Accumulated deferred investment tax credits	521,148	527,172
Employee benefit obligations	955,677	929,908
Asset retirement obligations	1,132,367	1,117,280
Other cost of removal obligations	1,278,907	1,295,215
Other regulatory liabilities	307,013	323,180
Other	272,412	265,838

Total deferred credits and other liabilities	10,485,927	10,505,178

Total Liabilities	28,658,063	28,591,901

Preferred and Preference Stock of Subsidiaries	595,616	595,626

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — March 31, 2006: 751,859,492 Shares; — December 31, 2005: 751,810,927 Shares
Treasury — March 31, 2006: 9,811,052 Shares; — December 31, 2005: 10,362,970 Shares
Par value	3,759,297	3,759,055
Paid-in capital	1,101,043	1,084,799
Treasury, at cost	(340,309)	(358,892)
Retained earnings	6,317,298	6,332,023
Accumulated other comprehensive loss	(113,604)	(127,807)

Total Common Stockholders’ Equity	10,723,725	10,689,178

Total Liabilities and Stockholders’ Equity	$39,977,404	$39,876,705

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Consolidated Net Income	$261,607	$322,960
Other comprehensive income (loss) — continuing operations:
Change in fair value of marketable securities, net of tax of $1,609 and $(1,729), respectively	2,521	(3,326)
Changes in fair value of qualifying hedges, net of tax of $7,130 and $935, respectively	11,392	1,435
Reclassification adjustment for amounts included in net income, net of tax of $241 and $1,318, respectively	290	2,054

Total other comprehensive income — continuing operations	14,203	163

Other comprehensive income — discontinued operations:
Changes in fair value of qualifying hedges, net of tax of $1,090	—	1,728
Reclassification adjustment for amounts included in net income, net of tax of $692	—	1,097

Total other comprehensive income — discontinued operations	—	2,825

COMPREHENSIVE INCOME	$275,810	$325,948

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2006 vs. FIRST QUARTER 2005
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the retail operating companies — Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric — and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. For additional information on these businesses, see BUSINESS — The SOUTHERN System — “Retail Operating Companies,” “Southern Power,” and “Other Business” in Item 1 of the Form 10-K.
     Hurricanes Dennis and Katrina hit Southern Company’s service territory in July and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Southern Company has incurred significant restoration costs. In addition, fuel costs at each of the retail operating companies rose significantly during 2005 and the first quarter of 2006. Southern Company continues to work with its regulators to develop methods to enable the timely recovery of these costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Southern Company in Item 7 of the Form 10-K for additional information.
     Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Southern Company’s first quarter earnings were $261.6 million ($0.35 per share) compared with $323.0 million ($0.43 per share) for the corresponding period in 2005. The decrease in earnings in the first quarter 2006 resulted primarily from higher other operations and maintenance expenses (excluding effects of a 2005 Alabama PSC accounting order), higher interest expense, reduction in tax credits related to synfuel investments, and milder weather compared to the first quarter of 2005. These decreases to earnings were partially offset by an increase in revenues resulting from sustained economic strength and customer growth in the Southern Company service area.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$202,604	8.9
Sales for resale	67,744	19.5
Other electric revenues	9,895	9.8
Fuel expense	183,924	21.3
Purchased power expense	6,195	6.3
Other operations expense	46,024	8.9
Maintenance expense	(10,462)	(3.6)
Taxes other than income taxes	12,119	7.4
Allowance for equity funds used during construction	(5,332)	(31.6)
Equity in losses of unconsolidated subsidiaries	9,471	41.0
Interest expense, net of amounts capitalized	37,388	26.9
Other income (expense), net	(5,658)	(108.7)
Income taxes	31,135	41.0

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Retail revenues. The chart below reflects the primary drivers of the 8.9% increase in retail revenues in the first quarter of 2006 when compared to the same period in 2005. Changes in revenue related to certain cost recovery mechanisms such as fuel and storm damage have no effect on net income. In the first quarter 2006, retail KWH sales increased by 0.3% from the same period in 2005, primarily due to continued customer and demand growth from sustained economic strength in the Southeast. The number of retail customers increased by 1.3% and weather-adjusted average consumption by retail customers increased by 0.6% for the first quarter of 2006 when compared with the first quarter 2005.
     Details of retail revenues are as follows:

	First Quarter
	(in millions)	% change

Retail — prior year	$2,269
Change in —
Base rates	14	0.6
Sales growth	28	1.2
Weather	(6)	(0.3)
Fuel cost recovery	146	6.5
Other cost recovery	20	0.9

Retail — current year	$2,471	8.9%

     Sales for resale. In the first quarter 2006, sales for resale increased $67.7 million, or 19.5%, over the same period in 2005. The increase reflects higher fuel revenues of $27 million due to a 20.6% increase in the cost of fuel per net KWH generated and a $65 million increase in revenues associated with sales under long-term contracts, offset by a $24 million decrease in excess capacity revenues.
     Other electric revenues. In the first quarter 2006, when compared to the same period in 2005, other electric revenues increased $9.9 million, or 9.8%. The increase was primarily due to higher transmission revenues of $4.1 million, increased cogeneration revenues of $4.3 million, and higher outdoor lighting revenues of $1.4 million.
     Fuel and purchased power expense. Fuel and purchased power expense increased $190.1 million in the first quarter 2006 when compared to the same period in 2005 due to a $201.6 million increase in the cost of fuel offset by a $11.5 million decrease related to fewer total KWHs generated and purchased. Increases in fuel expense at the retail operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL — “FERC and State PSC Matters — Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.
     Other operations expense. The $46.0 million increase in other operations expense in the first quarter 2006 as compared with the same period in the prior year is due to a $21.5 million increase in administrative and general expense, primarily additional compensation related to expensing of stock options, and a $8.3 million increase in customer accounts, service and sales expense, primarily technology costs, promotional expenses for energy efficiency programs, and an increase in uncollectible accounts. The increase was also attributable to a $9.4 million increase in production expense and a $6.8 million increase in transmission and distribution expense. Production, transmission, and distribution expenses fluctuate from year to year due to timing of plant outages and system maintenance projects as well as normal increases in costs.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Maintenance expense. The $10.5 million decrease in maintenance expense in the first quarter 2006 compared with the same period in 2005 is mainly attributable to $45 million of expenses recorded in the first quarter of 2005 by Alabama Power in accordance with an accounting order approved by the Alabama PSC to offset the costs of Hurricane Ivan and restore the natural disaster reserve. In accordance with the accounting order, Alabama Power also returned certain regulatory liabilities related to deferred taxes to its retail customers; therefore, the combined effects of this accounting order had no impact on net income. See Note 3 to the financial statements of Southern Company under “Storm Damage Cost Recovery” in Item 8 of the Form 10-K and “Income taxes” below for additional information. Excluding the impact of the $45 million Alabama Power accounting order, maintenance expense increased $34.5 million in the first quarter of 2006 over 2005 due to an
$18.4 million increase in production maintenance expense and a $15.3 million increase in transmission and distribution maintenance expense. Production, transmission, and distribution expenses fluctuate from year to year due to timing of plant outages and system maintenance projects as well as normal increases in costs.
     Taxes other than income taxes. The $12.1 million increase in taxes other than income taxes in the first quarter 2006 compared with the same period in 2005 is primarily a result of increases in municipal franchise and gross receipts taxes associated with increases in revenues from energy sales and an increase in property taxes associated with changes in property tax rates, changes in the assessed value of properties, and increases in property value associated with the additions of Plants McIntosh and Oleander.
     Allowance for equity funds used during construction. The $5.3 million decrease in AFUDC equity for the first quarter 2006 compared to the same period in the prior year relates to the completion of the Plant McIntosh combined cycle units 10 and 11 by Georgia Power and Savannah Electric in June 2005. AFUDC equity is non-taxable.
     Equity in losses of unconsolidated subsidiaries. The $9.5 million increase in equity in losses of unconsolidated subsidiaries in the first quarter 2006 compared with the same period in the prior year reflects $12.1 million in increased production at synfuel production facilities that generate operating losses. These partnerships also claim federal income tax credits that offset these operating losses and make the projects profitable. The increase was offset by $2.6 million in expense recovery associated with the reserve recorded in the first quarter 2006 related to a projected phase-out of 2006 tax credits resulting from increases in current and projected future oil prices. See FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Synthetic Fuel Tax Credits” herein for further information.
     Interest expense, net of amounts capitalized. Interest charges and other financing costs increased by $37.4 million in the first quarter of 2006 when compared to the same period in 2005 associated with a $901.4 million increase in notes payable and a $525.4 million increase in long-term debt outstanding at March 31, 2006 compared to March 31, 2005 as well as an increase in average interest rates on variable rate debt. Variable rates on pollution control bonds are highly correlated with the BMA Municipal Swap Index, which averaged 3.1% in the first quarter of 2006 compared to 1.9% in the first quarter of 2005. Variable rates on commercial paper and senior notes are highly correlated with the one-month LIBOR, which averaged 4.6% in the first quarter of 2006 and 2.6% in the first quarter of 2005. The increase in interest expense was also the result of $5.0 million related to early redemption of trust preferred securities. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
     Other income (expense), net. The $5.7 million decrease in other income (expense), net, in the first quarter of 2006 compared to the same period in 2005 is primarily due to Alabama Power’s $5.0 million settlement with the EPA in the NSR litigation. See Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “NEW SOURCE REVIEW ACTIONS — New Source Review Litigation” for further information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Income taxes. The $31.1 million increase in income taxes in the first quarter 2006 when compared to the same period in the prior year is primarily due to the impact of the Alabama PSC accounting order recorded in the first quarter 2005, discussed under “Maintenance expense” above, and $19.5 million associated with the synthetic fuel reserve discussed under “Equity in losses of unconsolidated subsidiaries” above. The net after-tax effect of the synthetic fuel reserve is $16.9 million. See FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Synthetic Fuel Tax Credits” herein for further information. These increases were partially offset by a decrease in income taxes associated with lower taxable income in the first quarter of 2006 as compared to the same period in 2005.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the retail operating companies’ ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Another major factor is the profitability of the competitive market-based wholesale generating business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon the availability of tax credits on synfuel investments and growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters” in Item 8 of the Form 10-K.
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On April 24, 2006, as a result of court-ordered mediation, the EPA filed, with the U.S. District Court for the Northern District of Alabama, statements designed to result in a judgment being entered in favor of Alabama Power on the claims related to Plants Barry, Gaston, Gorgas, and Greene County. In turn, Alabama Power agreed to the filing with the district court of a proposed consent decree that, upon such court’s approval, would require Alabama Power to pay $100,000 to resolve the EPA’s claim for a civil penalty related to alleged violations at Plant Miller. The proposed consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power. These reductions are consistent with other Clean Air Act programs that require emissions reductions. Alabama Power further agreed to donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. As a result, Alabama Power recognized $5 million in other income (expense), net related to the proposed consent decree. The final

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
resolution of these claims is dependent on further court action and subject to possible appeals, and therefore, cannot be determined at this time.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Southern Company. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information.
Plant Wansley Environmental Litigation
On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL — “Environmental Matters — Plant Wansley Environmental Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.
FERC and State PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. The retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in Southern Company’s retail service territory. A hearing before an administrative law judge scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. The impact of all such sales through March 31, 2006 is not expected to exceed $19 million for the Southern Company system. The refund period covers 15 months. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of all such sales through March 31, 2006 is not expected to exceed $37 million, of which $15 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for this proceeding and are vigorously defending themselves in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding. The offer is pending before the FERC and does not require any refunds. However, because the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
The retail operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In 2005 and the first quarter of 2006, the retail operating companies have experienced higher than expected fuel costs for coal and gas. These higher fuel costs have increased the under recovered fuel costs included in the balance sheets to approximately $1.2 billion at March 31, 2006. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income, but will affect cash flow. The retail operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
     On March 17, 2006, Georgia Power and Savannah Electric filed a combined request for fuel cost recovery rate changes with the Georgia PSC to be effective July 1, 2006. The requested changes will allow for the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovered fuel expenses. The filing also includes proposed fuel rate changes related to the previously announced proposed merger of the two companies, which is expected to be completed by July 2006.
     The request would result in an increase of about $7.22 per month, or about 8.1%, on the average Georgia Power residential customer bill and a decrease of about $8.14 a month, or about 6.4%, on the average residential bill for a customer in the former Savannah Electric territory. The impact for business customers would depend upon the customer’s specific rate class and usage.
     The request would increase Georgia Power’s revenues by $556 million a year, of which approximately $106 million relates to collection of the existing under recovered fuel costs. As of the end of March 2006, Savannah Electric had an under recovered fuel balance of $81 million, and Georgia Power had an under recovered fuel balance of about $784 million, including approximately $392 million related to fuel used since June 2005. The proposed fuel rates are based on an amortization period of 35 months for Georgia Power customers and 41 months for former Savannah Electric territory customers. Hearings are scheduled for May 2006 and the Georgia PSC is expected to rule on this matter in June 2006. The outcome of this matter cannot be determined at this time.
Storm Damage Cost Recovery
In July and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States and caused significant damage within Southern Company’s service area, including portions of Gulf Power, Alabama Power, and Mississippi Power. Hurricane Ivan hit the Gulf coast of Florida and Alabama in September 2004, causing significant damage to the service areas of both Gulf Power and Alabama Power. Each retail operating company maintains a reserve to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. In addition, each of the affected retail operating companies has been authorized by its state PSC to defer the portion of the hurricane restoration costs that exceeded the balance in its storm damage reserve account. As of March 31, 2006, the deficit balance in Southern Company’s storm damage reserve accounts totaled approximately $375 million, of which approximately $70 million and $305 million, respectively, are included in the Condensed Balance Sheets herein under “Other Current Assets” and “Other Regulatory Assets.” See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
     In October 2005, the Mississippi PSC issued an Interim Accounting Order requiring Mississippi Power to recognize a regulatory asset in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs, including both operation and maintenance expenditures and capital additions. In December 2005, Mississippi Power filed with the Mississippi PSC a detailed review of all Hurricane Katrina restoration costs as required in the Interim Accounting Order. Mississippi Power is currently working with the Mississippi PSC to establish a method to recover all such prudently incurred costs, while minimizing the impact on Mississippi Power’s customers. The Department of Defense emergency supplemental appropriations bill, enacted in December 2005 to address restoration efforts related to hurricanes in the Gulf of Mexico, provides $11 billion in disaster relief for the States of Mississippi, Louisiana, and Alabama. In the State of Mississippi, $300 million in grant assistance in the form of Community Development Block Grants (CDBGs) is expected to be designated for utilities within the state. Mississippi Power plans to apply for these CDBGs to offset the cost of storm recovery. Mississippi Power is also considering securitization of remaining unrecovered costs as provided for under legislation passed in the State of Mississippi in the first quarter of 2006. The final outcome of these matters cannot now be determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Also in December 2005, Mississippi Power submitted its annual PEP filing to the Mississippi PSC. Ordinarily, PEP limits annual rate increases to 4%; however, Mississippi Power requested that the Mississippi PSC approve a temporary change to allow it to exceed this cap as a result of the ongoing effects of Hurricane Katrina. Mississippi Power had requested a 5.05%, or $32 million, retail base rate increase to become effective in April 2006. Hearings were held in March 2006, and the full increase was approved by the Mississippi PSC on March 13, 2006.
Mirant Matters
Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the U.S. and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity. In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Bankruptcy” in Item 8 of the Form 10-K for information regarding Southern Company’s contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return.
Mirant Securities Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. During Mirant’s Chapter 11 proceeding, the securities litigation was stayed, with the exception of limited discovery. Since Mirant’s plan of reorganization has become effective, the stay has been lifted, and activity has resumed. On March 24, 2006, the plaintiffs filed a Motion for Reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. Southern Company and the other defendants have opposed the plaintiffs’ motion. The plaintiffs have also stated that they intend to request that the court grant leave for them to amend the complaint to add allegations based upon claims asserted against Southern Company in the Mirant bankruptcy litigation. See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Bankruptcy Litigation” in Item 8 of the Form 10-K for additional information. The ultimate outcome of these matters cannot be determined at this time.
Southern Company Employee Savings Plan Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters — Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K for information related to the class action complaint filed under ERISA in June 2004, and amended in December 2004 and November 2005, on behalf of a purported class of participants in or beneficiaries of The Southern Company Employee Savings Plan at any time since April 2, 2001 and whose plan accounts included investments in Mirant common stock. In April 2006, the U.S. District Court for the Northern District of Georgia granted summary judgment in favor of Southern Company and all individually named defendants in the case. The plaintiff has filed an appeal of the ruling. The final outcome of this matter cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Income Tax Matters - Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters — Leveraged Lease Transactions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Income Tax Matters” for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. The FASB has recently proposed changes to the accounting for both leveraged leases and uncertain tax positions that may be effective beginning in 2007. If approved as proposed, these changes could require Southern Company to reflect the tax deductions that the IRS is challenging as currently payable on the balance sheet and to change the timing of income recognized under the leases, including a cumulative effect upon adoption of the change. For the lease settled with the IRS in February 2005, Southern Company estimates such cumulative effect would reduce Southern Company’s net income by approximately $16 million. The impact of these proposed changes related to the remaining three lease transactions would be dependent on the outcome of pending litigation, but could be significant, and potentially material, to Southern Company’s net income. The ultimate outcome of these matters cannot now be determined.
Synthetic Fuel Tax Credits
As discussed in MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Synthetic Fuel Tax Credits” of Southern Company in Item 7 of the Form 10-K, Southern Company has investments in two entities that produce synthetic fuel and receive tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in these investments, will continue to monitor oil prices. Any indicated potential limitation on these credits could affect either the timing or the amount of the credit recognition and could also require an impairment analysis of these investments by Southern Company. Reserves against these tax credits of $17 million have been recorded in the first quarter 2006 due to projected phase-outs of the credits in 2006 as a result of current and projected future oil prices. See Note (J) to the Condensed Financial Statements herein for additional information regarding the impact of these reserves on the effective tax rate.
Other Matters
On March 16, 2006, a subsidiary of the Southern Company entered into a development agreement with Duke Energy Corporation (Duke) to evaluate the potential construction of a new two-unit nuclear plant at a jointly owned site in Cherokee County, South Carolina. If constructed, Southern Company would own an interest in Unit 1, representing approximately five hundred megawatts. Duke will be the developer and licensed operator of any plant built at the site.
     Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Company’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
financial statements of Southern Company in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES - “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
On January 1, 2006, Southern Company adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Southern Company’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Southern Company under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein. Total pre-tax compensation cost related to non-vested awards not yet recognized is expected to be approximately $18 million over the remaining three-year service period.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Net cash flow from operating activities totaled $58 million for the first three months of 2006, compared to $171 million for the corresponding period in 2005. The $113 million decrease is primarily due to discontinued operations associated with the sale of Southern Company Gas assets, and increases in fuel and storm damage costs. For additional information regarding the sale of Southern Company Gas assets, see Note (B) to the Condensed Financial Statements herein under “SOUTHERN COMPANY GAS SALE.” Gross property additions to utility plant were $565 million in the first three months of 2006. The majority of funds needed for gross property additions since 2000 has been provided from operating activities.
     Significant balance sheet changes include a $383 million increase in long-term debt for the first three months of 2006 primarily for general corporate purposes. Property, plant, and equipment increased $162 million during the first quarter of 2006.
     The market price of Southern Company’s common stock at March 31, 2006 was $32.77 per share and the book value was $14.45 per share, representing a market-to-book ratio of 227%, compared to $34.53, $14.42, and 240%, respectively, at the end of 2005. The dividend for the first quarter 2006 was $0.3725 per share compared to $0.3575 per share in the first quarter 2005. In April 2006, the dividend was increased to $0.3875 per share for the dividend payable in June 2006.
     Southern Company, the retail operating companies, Southern Power, and SCS have each maintained investment grade ratings from the major rating agencies.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY —“Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $894 million will be required by March 31, 2007 for redemptions and maturities of long-term debt.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private placements, or public offerings. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances, and term loan and short-term borrowings. Gulf Power and Mississippi Power are considering other financing options for storm recovery costs. However, the amount, type, and timing of any financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
     Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, the Southern Company system had at March 31, 2006 approximately $301 million of cash and cash equivalents and approximately $3.3 billion of unused credit arrangements with banks, of which $810 million expire in 2006 and $2.5 billion expire in 2007 and beyond. Of

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the facilities maturing in 2006, $311 million contain provisions allowing one-year term loans executable at the expiration date and $228 million contain provisions allowing two-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Southern Company expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At March 31, 2006, the Southern Company system had outstanding commercial paper of $1.4 billion, $225 million in bank notes, and extendible commercial notes of $44 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At March 31, 2006, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $229 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $586 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Southern Company’s operating subsidiaries are also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At March 31, 2006, Southern Company’s total exposure to these types of agreements was approximately $11 million.
Market Price Risk
Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulations, the retail operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. To mitigate residual risks relative to movements in electricity prices, the retail operating companies and Southern Power enter into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into similar contracts for natural gas purchases. The retail operating companies have implemented fuel-hedging programs at the instruction of their respective state PSCs.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The fair value of derivative energy contracts at March 31, 2006 was as follows:

First Quarter
2006
Changes
Fair Value
(in millions)

Contracts beginning of period	$100.5
Contracts realized or settled	(16.0)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	(119.5)

Contracts at March 31, 2006	$(35.0)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)

Actively quoted	$(35.1)	$(59.2)	$24.1
External sources	0.1	0.1	—
Models and other methods	—	—	—

Contracts at March 31, 2006	$(35.0)	$(59.1)	$24.1

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to the retail operating companies’ fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the retail operating companies’ fuel cost recovery clauses. In addition, unrealized gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the income statement as incurred. At March 31, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in millions)

Regulatory assets, net	$(35.3)
Accumulated other comprehensive loss	(0.1)
Net income	0.4

Total fair value loss	$(35.0)

     Unrealized pre-tax gains and losses recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first three months of 2006, Southern Company and its subsidiaries issued $800 million of senior notes, settled $600 million notional amount of related interest rate hedges at a gain of $18 million, and issued $14 million of common stock, including treasury stock, through employee and director stock plans. The proceeds

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
were primarily used to refund senior notes and to fund ongoing construction projects. The remainder was used to repay short-term indebtedness. The hedge gain will be deferred in other comprehensive income and amortized to income over a 10-year period. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first three months of 2006.
     In January 2006, Southern Company’s program to repurchase shares of stock to offset issuances under the Southern Company’s stock compensation plans was discontinued.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

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
     As of the end of the period covered by this quarterly report, Southern Company, the retail operating companies, and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to their company (including its consolidated subsidiaries, if any) required to be included in periodic filings with the SEC.
     (b) Changes in internal controls.
Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
     There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2006 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.
Savannah Electric
     During the first quarter 2006, Savannah Electric transferred responsibility for certain internal control procedures related to accounting for revenue and accounts payable transactions to Georgia Power and accounting for tax transactions to SCS. Savannah Electric continues to review such accounting transactions and maintains overall financial reporting responsibility; however, the transfer of these control procedures constitutes a change in Savannah Electric’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected or is reasonably likely to materially affect Savannah Electric’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Revenues:
Retail revenues	$802,209	$709,086
Sales for resale —
Non-affiliates	146,354	114,414
Affiliates	79,315	107,286
Other revenues	44,829	38,950

Total operating revenues	1,072,707	969,736

Operating Expenses:
Fuel	341,767	299,820
Purchased power —
Non-affiliates	22,086	23,866
Affiliates	56,665	48,298
Other operations	169,013	146,290
Maintenance	109,500	123,554
Depreciation and amortization	109,862	108,491
Taxes other than income taxes	65,657	62,549

Total operating expenses	874,550	812,868

Operating Income	198,157	156,868
Other Income and (Expense):
Allowance for equity funds used during construction	5,529	5,654
Interest income	4,174	3,568
Interest expense, net of amounts capitalized	(53,219)	(46,307)
Interest expense to affiliate trusts	(4,059)	(4,059)
Other income (expense), net	(9,005)	(2,805)

Total other income and (expense)	(56,580)	(43,949)

Earnings Before Income Taxes	141,577	112,919
Income taxes	53,363	13,445

Net Income	88,214	99,474
Dividends on Preferred Stock	6,072	6,072

Net Income After Dividends on Preferred Stock	$82,142	$93,402

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Net Income After Dividends on Preferred Stock	$82,142	$93,402
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $1,473 and $(713), respectively	2,423	(1,172)
Reclassification adjustment for amounts included in net income, net of tax of $(1,006) and $66, respectively	(1,654)	108

COMPREHENSIVE INCOME	$82,911	$92,338

     The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$88,214	$99,474
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	129,238	127,300
Deferred income taxes and investment tax credits, net	(43,904)	64
Deferred revenues	(559)	(3,555)
Allowance for equity funds used during construction	(5,529)	(5,654)
Pension, postretirement, and other employee benefits	(292)	(3,431)
Stock option expense	3,583	—
Tax benefit of stock options	111	5,302
Hedge settlements	18,006	(19,942)
Storm damage accounting order	—	45,000
Other, net	1,271	42
Changes in certain current assets and liabilities —
Receivables	111,212	44,163
Fossil fuel stock	(32,192)	(26,299)
Materials and supplies	7,161	(9,039)
Other current assets	(21,978)	(11,661)
Accounts payable	(152,217)	(102,808)
Accrued taxes	103,107	(27,128)
Accrued compensation	(66,139)	(45,701)
Other current liabilities	25,325	36,423

Net cash provided from operating activities	164,418	102,550

Investing Activities:
Property additions	(228,402)	(192,128)
Nuclear decommissioning trust fund purchases	(72,384)	(62,487)
Nuclear decommissioning trust fund sales	72,384	62,487
Cost of removal net of salvage	(11,839)	(8,824)
Other	(5,292)	(2,203)

Net cash used for investing activities	(245,533)	(203,155)

Financing Activities:
Decrease in notes payable, net	(315,278)	—
Proceeds —
Senior notes	800,000	250,000
Gross excess tax benefit of stock options	217	—
Redemptions —
Senior notes	(170,000)	—
Payment of preferred stock dividends	(6,070)	(4,742)
Payment of common stock dividends	(110,150)	(102,475)
Other	(16,505)	(2,345)

Net cash provided from financing activities	182,214	140,438

Net Change in Cash and Cash Equivalents	101,099	39,833
Cash and Cash Equivalents at Beginning of Period	22,472	79,711

Cash and Cash Equivalents at End of Period	$123,571	$119,544

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2,423 and $2,078 capitalized for 2006 and 2005, respectively)	$35,993	$26,375
Income taxes (net of refunds)	$(10,989)	$23,154
     The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2006	2005

	(in thousands)
Current Assets:
Cash and cash equivalents	$123,571	$22,472
Receivables —
Customer accounts receivable	273,322	275,702
Unbilled revenues	82,730	95,039
Under recovered regulatory clause revenues	115,486	132,139
Other accounts and notes receivable	43,230	50,008
Affiliated companies	59,130	77,304
Accumulated provision for uncollectible accounts	(8,157)	(7,560)
Fossil fuel stock, at average cost	147,271	102,420
Vacation pay	44,985	44,893
Materials and supplies, at average cost	224,597	244,417
Prepaid expenses	86,184	58,845
Other regulatory assets	72,858	43,621
Other	22,459	54,885

Total current assets	1,287,666	1,194,185

Property, Plant, and Equipment:
In service	15,451,825	15,300,346
Less accumulated provision for depreciation	5,416,578	5,313,731

	10,035,247	9,986,615
Nuclear fuel, at amortized cost	126,078	127,199
Construction work in progress	523,939	469,018

Total property, plant, and equipment	10,685,264	10,582,832

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	47,111	46,913
Nuclear decommissioning trusts, at fair value	478,961	466,963
Other	40,482	41,457

Total other property and investments	566,554	555,333

Deferred Charges and Other Assets:
Deferred charges related to income taxes	384,994	388,634
Prepaid pension costs	521,211	515,281
Deferred under recovered regulatory clause revenues	131,426	186,864
Other regulatory assets	112,124	122,378
Other	149,062	144,400

Total deferred charges and other assets	1,298,817	1,357,557

Total Assets	$13,838,301	$13,689,907

     The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder's Equity	2006	2005

	(in thousands)
Current Liabilities:
Securities due within one year	$376,645	$546,645
Notes payable	—	315,278
Accounts payable —
Affiliated	115,344	190,744
Other	187,122	266,174
Customer deposits	58,877	56,709
Accrued taxes —
Income taxes	120,713	63,844
Other	50,462	31,692
Accrued interest	61,753	46,018
Accrued vacation pay	37,646	37,646
Accrued compensation	26,645	92,784
Other	87,709	72,991

Total current liabilities	1,122,916	1,720,525

Long-term Debt	4,356,731	3,560,186

Long-term Debt Payable to Affiliated Trusts	309,279	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,052,072	2,070,746
Deferred credits related to income taxes	100,744	101,678
Accumulated deferred investment tax credits	194,584	196,585
Employee benefit obligations	216,383	208,663
Asset retirement obligations	453,459	446,268
Other cost of removal obligations	580,758	600,104
Other regulatory liabilities	193,669	194,135
Other	23,260	23,966

Total deferred credits and other liabilities	3,814,929	3,842,145

Total Liabilities	9,603,855	9,432,135

Preferred Stock	465,046	465,046

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 15,000,000 shares
Outstanding - 9,250,000 shares	370,000	370,000
Paid-in capital	1,998,967	1,995,056
Retained earnings	1,411,138	1,439,144
Accumulated other comprehensive loss	(10,705)	(11,474)

Total common stockholder’s equity	3,769,400	3,792,726

Total Liabilities and Stockholder’s Equity	$13,838,301	$13,689,907

     The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2006 vs. FIRST QUARTER 2005
OVERVIEW
Alabama Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover rising costs related to growing demand and increasingly stringent environmental standards.
     Alabama Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Alabama Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Alabama Power’s net income after dividends on preferred stock for the first quarter 2006 was $82.1 million compared to $93.4 million for the corresponding period of 2005. Earnings in the first quarter 2006 decreased by $11.3 million, or 12.1%. Excluding the offsetting natural disaster reserve impacts recorded in the first quarter 2005 (see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Natural Disaster Cost Recovery” in Item 8 of the Form 10-K), the decrease in earnings was primarily due to increases in other operations expense, scheduled plant maintenance, interest expense, and the proposed consent decree agreement with the EPA (as described in “Other income (expense), net” below), partially offset by a 1.2% increase in retail rates that took effect January 1, 2006 under Alabama Power’s new environmental rate order approved by the Alabama PSC. See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$93,123	13.1
Sales for resale-non-affiliates	31,940	27.9
Sales for resale-affiliates	(27,971)	(26.1)
Other revenues	5,879	15.1
Fuel expense	41,947	14.0
Purchased power-non-affiliates	(1,780)	(7.5)
Purchased power-affiliates	8,367	17.3
Other operations expense	22,723	15.5
Maintenance expense	(14,054)	(11.4)
Interest expense, net of amounts capitalized	6,912	14.9
Other income (expense), net	6,200	221.0
Income taxes	39,918	296.9

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Retail revenues. The chart below reflects the primary drivers of the 13.1% increase in retail revenues in the first quarter 2006 compared to the same period in the prior year. Energy cost recovery revenues and other cost recovery revenues, which include the recovery of costs associated with PPAs certificated by the Alabama PSC (Rate CNP) and revenues associated with the replenishment of Alabama Power’s natural disaster reserve, generally do not affect net income. Excluding these revenues, retail revenues increased by $31.2 million, or 6.1%, for the first quarter 2006 when compared to the corresponding period in 2005. This increase was primarily due to 1.1% increase in KWH energy sales for the first quarter of 2006, as well as the retail rate increase implemented in January 2006 to recover environmental costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters —Rate CNP” in Item 8 of the Form 10-K. KWH energy sales to residential and commercial customers increased 1.5% and 2.0%, respectively, for the first quarter 2006 when compared to the corresponding period in 2005, primarily due to increased sales growth. KWH energy sales to industrial customers increased 0.4% for the first quarter 2006 when compared to the first quarter of 2005 due to increased sales demand in the pulp and paper, automotive, and primary metals sectors.
     Details of retail revenues are as follows:

	First Quarter
	2006

	(in millions)	% change
Retail — prior year	$709
Change in —
Base rates	9	1.3
Sales growth	23	3.3
Weather	(1)	(0.1)
Energy cost recovery	51	7.1
Other cost recovery	11	1.5

Retail — current year	$802	13.1%

     Sales for resale — non-affiliates. Energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2006, revenues from sales for resale to non-affiliates increased $31.9 million when compared to the same period in 2005 primarily due to a 35.8% increase in price partially offset by 5.8% decrease in KWH sales to non-affiliates in the first quarter 2006. The 2006 price increases are generally the result of increased costs for both coal and natural gas. These transactions did not have a significant impact on earnings since energy is usually sold at variable cost.
     Sales for resale — affiliates. Energy sales to affiliated companies within the Southern Company system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. In the first quarter 2006, revenues from sales for resale to affiliates decreased $28.0 million when compared to the same period in 2005 primarily due to a 28.5% decrease in KWH sales to affiliates as a result of a decrease in the availability of Alabama Power’s generating resources for such sales due to increased sales growth in Alabama Power’s service territory during the first quarter of 2006 and scheduled maintenance at Alabama Power’s generating facilities. These transactions did not have a significant impact on earnings since energy is generally sold at marginal cost.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Other revenues. The $5.9 million increase in other revenues for the first quarter 2006 when compared to the corresponding period in 2005 is primarily attributed to a $4.3 million increase in revenues from cogeneration steam facilities due to increased fuel revenue resulting from higher natural gas prices (since cogeneration steam fuel revenues are generally offset by fuel expense, these revenues do not have a significant impact on earnings) and a $1.4 million increase in rent from electric property.
     Fuel expense, purchased power — non-affiliates, and purchased power — affiliates. Total fuel and purchased power expense increased $48.5 million in the first quarter 2006 when compared to the corresponding period in 2005 primarily due to a $75.6 million increase in the cost of fuel offset by a $27.1 million decrease related to fewer KWHs generated and purchased. Details of the individual components follow.
Fuel expense increased $41.9 million in the first quarter 2006 when compared to the corresponding period in 2005 primarily due to a 16.3% increase in the average cost of coal offset by a 6.6% decrease in generation from coal-fired generation facilities and a 28.8% increase in natural gas prices offset by a 1.1% decrease in generation from gas-fired facilities. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.
Purchased power from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system generated energy, demand for energy within the service territory, and availability of Southern Company system generation. In the first quarter 2006, purchased power from non-affiliates decreased $1.8 million when compared to the same period in 2005 primarily due to a 4.1% decrease in the number of kilowatt-hours of energy purchased. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
Purchased power from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC. Purchased power from affiliates increased $8.4 million in the first quarter 2006 compared to the same period in 2005 due to a 17.3% increase in price primarily due to an increase in fuel costs offset by a 5.4% decrease in the amount of energy purchased. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
     Other operations expense. Other operations expense increased $22.7 million in the first quarter 2006 when compared to the same period in 2005 primarily due to an $11.7 million increase in administrative and general expenses related to a $4.4 million increase in employee benefits and a $2.9 million increase in outside service expenses. In addition, other operations expense increased due to a $2.1 million increase in steam power expense related primarily to outage costs at various coal-fired facilities and other miscellaneous steam expense, a $1.6 million increase in transmission expense associated with external electric purchases, a $1.3 million increase in customer accounts expense mainly associated with information technology cost, and a $1.1 million increase in distribution expense.
     Maintenance expense. Maintenance expense decreased $14.1 million in the first quarter 2006 when compared to the same period in 2005 primarily due the recording of $45 million additional transmission and distribution expense in 2005. These costs were a result of the Alabama PSC accounting order to offset the costs of the damage from Hurricane Ivan in September 2004 and to restore a balance in the natural disaster reserve. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Natural Disaster Cost Recovery” in Item 8 of Form 10-K. Excluding the natural

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
disaster reserve impacts of such accounting order, maintenance expense increased $30.9 million in the first quarter 2006 when compared to the same period in 2005. This increase was due to a $14.3 million increase in steam expense associated with outage maintenance cost at various coal-fired facilities, a $9.4 million increase in distribution expense primarily associated with the 2006 natural disaster reserve accrual and amortization of deferred storm expense and a $4.4 million increase in transmission expense primarily associated with the 2006 natural disaster reserve accrual, amortization of deferred storms expense, and maintenance of station equipment.
     Interest expense, net of amounts capitalized. The increase in interest expense, net of amounts capitalized during the first quarter 2006 when compared to the same period in 2005 primarily is the result of the issuance of additional senior notes in the first three months of 2006. For additional information, see FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” herein and in Item 7 of Alabama Power of the Form 10-K.
     Other income (expense), net. Other income, net decreased $6.2 million in the first quarter 2006 when compared to the first quarter 2005 due to a $5.0 million proposed settlement in April 2006 with the EPA in the NSR litigation. See FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Litigation” and Note (B) to the Condensed Financial Statements herein for additional information.
     Income taxes. Income tax expense increased $39.9 million in the first quarter 2006 when compared to the first quarter 2005. In accordance with the Alabama PSC accounting order described above, Alabama Power returned $27.7 million of regulatory liabilities related to deferred income taxes to its retail customers in 2005. The remainder of the increase in income tax expense in the first quarter 2006 compared to the same period in 2005 primarily reflects the $17.3 million tax effect of the additional maintenance expenses recorded under the accounting order in 2005. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Natural Disaster Cost Recovery” in Item 8 of Form 10-K and Note (J) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include Alabama Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters” in Item 8 of the Form 10-K.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On April 24, 2006, as a result of court-ordered mediation, the EPA filed, with the U.S. District Court for the Northern District of Alabama, statements designed to result in a judgment being entered in favor of Alabama Power on the claims related to Plants Barry, Gaston, Gorgas, and Greene County. In turn, Alabama Power agreed to the filing with the district court of a proposed consent decree that, upon such court’s approval, would require Alabama Power to pay $100,000 to resolve the EPA’s claim for a civil penalty related to alleged violations at Plant Miller. The proposed consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power. These reductions are consistent with other Clean Air Act programs that require emissions reductions. Alabama Power further agreed to donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. As a result, Alabama Power recognized $5 million in other income (expense), net related to the proposed consent decree. The final resolution of these claims is dependent on further court action and subject to possible appeals, and therefore, cannot be determined at this time.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Alabama Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information.
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Alabama Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Alabama Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. The impact of such sales through March 31, 2006 is not expected to exceed $3.7 million for Alabama Power. The refund

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
period covers 15 months. In the event that the FERC’s default mitigation measures are ultimately applied, Alabama Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Alabama Power through March 31, 2006 is not expected to exceed $9.8 million, of which $2.9 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Alabama Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding. The offer is pending before the FERC and does not require any refunds. However, because the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of March 31, 2006 totaled $219.5 million as compared to $285.1 million at December 31, 2005. Alabama Power increased its fuel billing factor in January 2006 in accordance with Rate ECR. Alabama Power will continue to monitor the under recovered fuel cost balance to determine if an additional adjustment to billing rates should be requested from the Alabama PSC. See MANAGEMENT’S

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Retail Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Other Matters
Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Alabama Power’s financial statements.
     See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
On January 1, 2006, Alabama Power adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Alabama Power’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Alabama Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein. Total pre-tax compensation cost related to non-vested awards not yet recognized is expected to be approximately $2.6 million over the remaining three-year service period.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition continued to be stable at March 31, 2006. Net cash flows from operating activities totaled $164.4 million for the first three months of 2006, compared to $102.5 million for the first three months of 2005. The $61.9 million increase in the first three months of 2006 relates to a decrease in under recovered fuel cost receivable due to higher recovery rates under a new fuel rate effective January 1, 2006 and an increase in the accrued tax liability. These positive changes were partially offset by a decrease in accounts payable resulting from increased spending accrued in the fourth quarter 2005 that were paid in the first quarter 2006 and a decrease in deferred income tax expense. The changes in the accrued tax liability and deferred income tax expense are due to the reversal of prior favorable timing differences. Property additions to utility plant were $228.4 million in the first three months of 2006 and are included in the balance sheets herein.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY - “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, preferred stock dividends, lease obligations, purchase commitments, and trust funding requirements. Approximately $377 million will be required through March 31, 2007 for redemptions and maturities of long-term debt.
Sources of Capital
Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past, which were primarily operating cash flows, with capital contributions from Southern Company, short-term debt, and external security issuances providing additional funds. However, the amount, type, and timing of any financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
     To meet short-term cash needs and contingencies, Alabama Power had at March 31, 2006 approximately $124 million of cash and cash equivalents, unused committed lines of credit of approximately $878 million (including $563 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. Of these credit facilities, $428 million will expire at various times during the remainder of 2006. $251 million of the credit facilities expiring in 2006 allow for the execution of one-year term loans. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1.4 billion of short-term borrowings. At March 31, 2006, Alabama Power had no commercial paper or extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Alabama Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At March 31, 2006, Alabama Power’s total exposure to these types of agreements was approximately $11 million.
Market Price Risk
Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC.
     The fair value of derivative energy contracts at March 31, 2006 was as follows:

First Quarter
2006
Changes

Fair Value

(in thousands)
Contracts beginning of period	$28,978
Contracts realized or settled	(5,917)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	(45,509)

Contracts at March 31, 2006	$(22,448)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of March 31, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(22,441)	$(29,477)	$7,036
External sources	(7)	(7)	—
Models and other methods	—	—	—

Contracts at March 31, 2006	$(22,448)	$(29,484)	$7,036

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Alabama Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Alabama Power’s fuel cost recovery clause. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At March 31, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(22,448)
Accumulated other comprehensive income	—
Net income	—

Total fair value loss	$(22,448)

     Unrealized pre-tax gains (losses) on energy contracts recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In January 2006, Alabama Power issued $100 million of Series EE 5.75% Senior Insured Quarterly Notes due January 15, 2036 and $200 million of Series FF 5.20% Senior Notes due January 15, 2016. Alabama Power settled interest rate swaps related to the transactions at a gain of $3 million, which was recorded in other comprehensive income. The gain will be amortized to interest expense over a 10-year period.
     In February 2006, Alabama Power issued $100 million of Series GG 5 7/8% Senior Notes due February 1, 2046 and $200 million of Series HH 5.10% Senior Notes due February 1, 2011. Alabama Power settled interest rate swaps related to the transactions at a gain of $15 million, which was recorded in other comprehensive income. The gain will be amortized to interest expense over a 10-year period.
     In February 2006, $170 million in aggregate principal amount of Series U 2.65% Senior Notes matured.
     In March 2006, Alabama Power issued $200 million of Series II 5.875% Senior Notes due March 15, 2046. The proceeds from this issuance, as well as those from the January and February 2006 senior note issuances, were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities.
     Subsequent to March 31, 2006, a $26.5 million long-term security was redeemed and funded with a combination of temporary cash investments and short-term debt.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Revenues:
Retail revenues	$1,266,956	$1,185,236
Sales for resale —
Non-affiliates	133,364	112,852
Affiliates	34,942	25,631
Other revenues	52,187	46,711

Total operating revenues	1,487,449	1,370,430

Operating Expenses:
Fuel	434,774	309,266
Purchased power —
Non-affiliates	56,555	52,974
Affiliates	190,519	220,004
Other operations	218,720	202,079
Maintenance	119,300	116,650
Depreciation and amortization	117,857	123,100
Taxes other than income taxes	67,145	60,759

Total operating expenses	1,204,870	1,084,832

Operating Income	282,579	285,598
Other Income and (Expense):
Allowance for equity funds used during construction	5,785	9,257
Interest income	316	471
Interest expense, net of amounts capitalized	(60,207)	(50,420)
Interest expense to affiliate trusts	(14,878)	(14,878)
Other income (expense), net	(994)	(2,842)

Total other income and (expense)	(69,978)	(58,412)

Earnings Before Income Taxes	212,601	227,186
Income taxes	79,944	84,654

Net Income	132,657	142,532
Dividends on Preferred Stock	1,010	168

Net Income After Dividends on Preferred Stock	$131,647	$142,364

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Net Income After Dividends on Preferred Stock	$131,647	$142,364
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(97) and $75, respectively	(155)	118
Changes in fair value of qualifying hedges, net of tax of $5,215 and $1,370, respectively	8,267	2,172
Reclassification adjustment for amounts included in net income, net of tax of $110 and $176, respectively	175	280

COMPREHENSIVE INCOME	$139,934	$144,934

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$132,657	$142,532
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	138,694	142,765
Deferred income taxes and investment tax credits	145	59,414
Deferred expenses — affiliates	19,937	19,974
Allowance for equity funds used during construction	(5,785)	(9,257)
Pension, postretirement, and other employee benefits	(540)	3,755
Stock option expense	3,708	—
Tax benefit of stock options	193	4,907
Other, net	1,263	(16,984)
Changes in certain current assets and liabilities —
Receivables	126,023	(82,023)
Fossil fuel stock	(47,256)	(5,334)
Materials and supplies	(19,347)	1,430
Prepaid income taxes	61,519	17,892
Other current assets	(19,810)	(11,064)
Accounts payable	(220,939)	(106,494)
Accrued taxes	(80,585)	(65,104)
Accrued compensation	(107,191)	(86,041)
Other current liabilities	3,057	3,880

Net cash provided from (used for) operating activities	(14,257)	14,248

Investing Activities:
Property additions	(206,588)	(188,272)
Nuclear decommissioning trust fund purchases	(100,167)	(114,367)
Nuclear decommissioning trust fund sales	93,287	105,668
Cost of removal net of salvage	(5,699)	(4,696)
Change in construction payables, net of joint owner portion	(22,325)	(34,441)
Other	447	6,188

Net cash used for investing activities	(241,045)	(229,920)

Financing Activities:
Increase in notes payable, net	341,043	339,693
Proceeds —
Senior notes	—	250,000
Capital contributions from parent company	231,000	—
Gross excess tax benefit of stock options	443	—
Redemptions —
Senior notes	(150,000)	(250,000)
Preferred stock	(14,569)	—
Payment of preferred stock dividends	(12)	(48)
Payment of common stock dividends	(150,625)	(139,025)
Other	196	(9,725)

Net cash provided from financing activities	257,476	190,895

Net Change in Cash and Cash Equivalents	2,174	(24,777)
Cash and Cash Equivalents at Beginning of Period	10,636	33,497

Cash and Cash Equivalents at End of Period	$12,810	$8,720

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2,419 and $3,709 capitalized for 2006 and 2005, respectively)	$79,020	$58,350
Income taxes (net of refunds)	$(21,801)	$(492)
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$12,810	$10,636
Receivables —
Customer accounts receivable	363,099	418,154
Unbilled revenues	126,905	141,875
Under recovered regulatory clause revenues	519,833	454,683
Other accounts and notes receivable	70,757	110,397
Affiliated companies	23,144	84,597
Accumulated provision for uncollectible accounts	(8,091)	(8,647)
Fossil fuel stock, at average cost	228,995	181,739
Vacation pay	59,472	59,190
Materials and supplies, at average cost	343,297	323,908
Prepaid expenses	18,130	70,825
Other	99,952	50,248

Total current assets	1,858,303	1,897,605

Property, Plant, and Equipment:
In service	19,789,730	19,603,249
Less accumulated provision for depreciation	7,683,394	7,575,926

	12,106,336	12,027,323
Nuclear fuel, at amortized cost	143,838	134,798
Construction work in progress	558,808	563,155

Total property, plant, and equipment	12,808,982	12,725,276

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	68,136	68,188
Nuclear decommissioning trusts, at fair value	516,815	486,591
Other	71,244	71,468

Total other property and investments	656,195	626,247

Deferred Charges and Other Assets:
Deferred charges related to income taxes	499,155	500,882
Prepaid pension costs	481,967	476,458
Deferred under recovered regulatory clause revenues	264,460	295,116
Other regulatory assets	317,701	330,483
Other	173,811	195,716

Total deferred charges and other assets	1,737,094	1,798,655

Total Assets	$17,060,574	$17,047,783

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder's Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$2,765	$167,317
Notes payable	608,785	267,743
Accounts payable —
Affiliated	116,788	285,019
Other	275,700	360,455
Customer deposits	136,427	129,293
Accrued taxes —
Income taxes	208,958	150,896
Other	84,731	204,778
Accrued interest	81,020	88,885
Accrued vacation pay	45,692	45,602
Accrued compensation	30,479	137,303
Other	160,113	120,312

Total current liabilities	1,751,458	1,957,603

Long-term Debt	4,178,567	4,179,218

Long-term Debt Payable to Affiliated Trusts	969,073	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,719,487	2,730,303
Deferred credits related to income taxes	155,977	158,759
Accumulated deferred investment tax credits	284,653	287,726
Employee benefit obligations	368,446	358,137
Asset retirement obligations	637,173	627,465
Other cost of removal obligations	403,775	404,614
Other regulatory liabilities	87,029	97,015
Other	65,748	63,335

Total deferred credits and other liabilities	4,722,288	4,727,354

Total Liabilities	11,621,386	11,833,248

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 15,000,000 shares
Outstanding - 7,761,500 shares	344,250	344,250
Paid-in capital	2,878,356	2,643,012
Retained earnings	2,242,720	2,261,698
Accumulated other comprehensive loss	(26,138)	(34,425)

Total common stockholder’s equity	5,439,188	5,214,535

Total Liabilities and Stockholder’s Equity	$17,060,574	$17,047,783

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2006 vs. FIRST QUARTER 2005
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover rising costs related to growing demand and increasingly stringent environmental standards. In addition, fuel costs rose significantly during 2005 and the first quarter of 2006. Georgia Power has filed a request to increase its fuel recovery rate and will continue to work with the Georgia PSC to enable the timely recovery of these costs.
     On December 13, 2005, Savannah Electric entered into a merger agreement with Georgia Power under which Savannah Electric will merge into Georgia Power, with Georgia Power continuing as the surviving corporation, subject to the receipt of all required approvals. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Merger” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Merger” in Item 8 of the Form 10-K.
     Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Georgia Power’s net income after dividends on preferred stock for the first quarter 2006 was $131.7 million compared to $142.4 million for the corresponding period in 2005. The $10.7 million, or 7.5% decrease, is primarily attributed to higher non-fuel operating expenses and higher financing costs, partially offset by higher base retail revenues and wholesale non-fuel revenues.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$81,720	6.9
Sales for resale — non-affiliates	20,512	18.2
Sales for resale — affiliates	9,311	36.3
Other revenues	5,476	11.7
Fuel expense	125,508	40.6
Purchased power expense — non-affiliates	3,581	6.8
Purchased power expense — affiliates	(29,485)	(13.4)
Other operations expense	16,641	8.2
Taxes other than income taxes	6,386	10.5
Allowance for equity funds used during construction	(3,472)	(37.5)
Interest expense, net of amounts capitalized	9,787	19.4

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Retail revenues. The chart below reflects the primary drivers of the 6.9% increase in retail revenues in the first quarter 2006 when compared to the same period in 2005. Excluding fuel cost recovery revenues, which generally do not affect net income, retail sales revenue increased by $6.3 million, or 0.8%, in the first quarter 2006, compared to the corresponding period in the prior year, primarily due to customer growth of 1.9%. In the first quarter 2006, KWH energy sales to residential and commercial customers increased by 2.8% and 4.2%, respectively, and decreased by 3.0% for industrial customers. The decrease in KWH energy sales to industrial customers was primarily the result of a 1% decrease in industrial customers resulting from the reclassification of customers from industrial to commercial when compared to the same period in 2005.
     Details of retail revenues are as follows:

	First Quarter 2006

	(in millions)	% change
Retail — prior year	$1,185
Change in —
Base rates	—	—
Sales growth	11	0.9
Weather	(5)	(0.4)
Fuel cost recovery	76	6.4

Retail — current year	$1,267	6.9

     Sales for resale — non-affiliates. Energy revenues from sales for resale to non-affiliates increased in the first quarter 2006 when compared to the same period in 2005 as a result of a 2.1% increase in the demand of KWH energy sales and $4.0 million in higher costs for sulfur dioxide emission allowances which increased the pricing for the sales for resale to non-affiliates. Energy sales do not have a significant impact on earnings since energy is usually sold at variable cost. The capacity component of these transactions remained relatively constant in the first quarter 2006 when compared to the corresponding period in 2005.
     Sales for resale — affiliates. Energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost. In the first quarter 2006, revenues from sales for resale increased primarily due to a 31.8% increase in KWH sales due to the lower cost of Georgia Power’s owned generation compared to its affiliates as well as higher fuel costs.
     Other revenues. During the first quarter 2006, other revenues increased when compared with the same period in 2005 primarily due to increased transmission revenues of $4.1 million related to work performed for the other owners of the integrated transmission system in the State of Georgia and higher outdoor lighting revenues of $1.4 million due to a 1.7% increase in customers.
     Fuel expense and purchased power expense. Fuel expense and purchased power expense, together, increased $99.6 million in the first quarter 2006 when compared to 2005 due to a $126 million increase in the cost of fuel offset by a $26.4 million decrease related to fewer KWHs generated and purchased. Details of the individual components follow.
Fuel expense in the first quarter 2006 increased $126 million when compared to the same period in 2005 primarily due to an additional increase in the average cost of fuel per net kilowatt-hour generated of 22.2% due to higher coal and natural gas prices. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” and Note (H) to the Condensed Financial Statements herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Purchased power from affiliates decreased in the first quarter of 2006 mainly due to a 25.3% decrease in KWH sales due to the lower cost of Georgia Power’s owned generation compared to its affiliates, partially offset by an increase of 17.9% in the average cost of purchased power per net KWH when compared to the corresponding period in 2005. Energy purchases from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These purchases are made in accordance with the IIC, as approved by the FERC. These transactions did not have a significant impact on earnings since the energy purchases are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.
Purchased power expense — non-affiliates increased 6.8% during the first quarter 2006 due to an 11.9% increase in the average cost of purchased power per net KWH when compared to the corresponding period in 2005. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.
     Other operations expense. During the first quarter 2006, other operations expense increased 8.2% when compared to the same period in 2005 primarily due to an increase of $6.4 million in employee benefit expense related to pension and salary expense due to the expensing of stock options. See Note (C) to the Condensed Financial Statements herein for additional information regarding stock option expense. Also contributing to the increase in other operations expense were increases of $2.7 million and $1.7 million in customer accounting and customer assistance expenses primarily as a result of promotional expenses related to an energy efficiency program and an increased number of customer bankruptcies, respectively, and an increase in transmission expense of $3.4 million related to load dispatching and transmission of electricity by others.
     Taxes other than income taxes. Taxes other than income taxes increased 10.5% in the first quarter 2006 as a result of higher property taxes of $4.3 million due to an increase in property values and higher municipal gross receipts taxes of $2.4 million as a result of increased sales when compared to the corresponding period in 2005.
     Allowance for equity funds used during construction. The 37.5% decrease in the allowance for equity funds used during construction in the first quarter 2006 when compared to the first quarter 2005 is attributed to completion of the McIntosh combined cycle Units 10 and 11 which were placed in service in June 2005.
     Interest expense, net of amounts capitalized. During the first quarter 2006, interest expense, net of amounts capitalized increased 19.4% when compared to the corresponding period in 2005 due to the issuance of additional senior notes in 2005 and generally higher interest rates on variable rate debt and commercial paper.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Georgia Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters” in Item 8 of the Form 10-K.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Georgia Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information.
Plant Wansley Environmental Litigation
On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Plant Wansley Environmental Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Georgia Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Georgia Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. The impact of such sales through March 31, 2006 is not expected to exceed $5.1 million for Georgia Power. The refund period covers 15 months. In the event that the FERC’s default mitigation measures are ultimately applied, Georgia Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Georgia Power through March 31, 2006 is not expected to exceed $11.9 million, of which $3.5 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Georgia Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding. The offer is pending before the FERC and does not require any refunds. However, because the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
On March 17, 2006, Georgia Power and Savannah Electric filed a combined request for fuel cost recovery rate changes with the Georgia PSC to be effective July 1, 2006. The requested changes will allow for the recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovered fuel expenses. The filing also includes proposed fuel rate changes related to the previously announced proposed merger of the two companies, which is expected to be completed by July 2006.
     The request would result in an increase of about $7.22 per month, or about 8.1%, on the average Georgia Power residential customer bill and a decrease of about $8.14 a month, or about 6.4%, on the average residential

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
bill for a customer in the former Savannah Electric territory. The impact for business customers would depend upon the customer’s specific rate class and usage.
     The request would increase Georgia Power’s revenues by $556 million a year, of which approximately $106 million relates to collection of the existing under recovered fuel costs. As of the end of March 2006, Savannah Electric had an under recovered fuel balance of $81 million, and Georgia Power had an under recovered fuel balance of about $784 million, including approximately $392 million related to fuel used since June 2005. The proposed fuel rates are based on an amortization period of 35 months for Georgia Power customers and 41 months for former Savannah Electric territory customers. Hearings are scheduled for May 2006 and the Georgia PSC is expected to rule on this matter in June 2006. The outcome of this matter cannot be determined at this time. See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Nuclear
As part of a potential expansion of Plant Vogtle, Georgia Power and Southern Nuclear Operating Company, Inc. have notified the NRC of their intent to apply for an early site permit (ESP) this year and a combined construction and operating license (COL) in 2008. Ownership agreements have been signed with each of the existing Plant Vogtle co-owners. In February 2006, Georgia Power filed a request with the Georgia PSC to establish an accounting order that would allow Georgia Power to defer for future recovery the ESP and COL costs, of which Georgia Power’s portion is estimated to total approximately $51 million over the next four years. A hearing is scheduled for May 25, 2006, and the Georgia PSC is expected to rule on the request by the end of June 2006. The ultimate outcome of this matter cannot now be determined. At this point, no final decision has been made regarding actual construction. Any new generation resource must be certified by the Georgia PSC in a separate proceeding.
Other Matters
Georgia Power has entered into three PPAs for a total of approximately 1,000 MW annually from June 2009 through May 2024. These agreements are subject to certification by the Georgia PSC in accordance with the capacity needs identified in Georgia Power’s Integrated Resource Plan. These agreements satisfy approximately 550 MW of growth, replace an existing 450 MW agreement that expires in May 2009, and are expected to result in higher operating and maintenance expenses that will be subject to recovery through future base rates.
     On February 23, 2006, approximately 170 current and former employees of Georgia Power filed a collective action against Georgia Power in the U.S. District Court for the Northern District of Georgia, alleging that Georgia Power violated the Fair Labor Standards Act by failing to properly compensate certain employees (primarily linemen and crew leaders whose work is governed by a union collective bargaining agreement) while the employees were subject to being called back into work under on-call work rules and regulations. The plaintiffs are seeking overtime compensation for on-call time for the three-year period prior to the filing of the action, liquidated damages in an amount equal to unpaid overtime compensation they say they have been denied, declaratory and injunctive relief, and attorney’s fees and expenses of litigation. Georgia Power believes that it has complied with the provisions of the Fair Labor Standards Act and it intends to vigorously defend this action. The ultimate outcome of this matter cannot now be determined; however, an adverse outcome could result in the payment of substantial damages.
     Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Georgia Power’s financial statements.
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
On January 1, 2006, Georgia Power adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Georgia Power’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Georgia Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein. Total pre-tax compensation cost related to non-vested awards not yet recognized is expected to be approximately $4.1 million over the remaining three-year service period.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at March 31, 2006. Net cash flow from operating activities decreased $28.5 million for the first three months of 2006 compared to the same period in 2005. The decrease in 2006 is primarily the result of higher fuel inventories and an increase in under recovered deferred fuel costs. Year-to-date 2006, gross property additions were $217.8 million. These additions were primarily related to the construction of transmission and distribution facilities, purchases of nuclear fuel, and purchases of equipment to comply with environmental standards. The majority of funds for these additions and other capital requirements were derived primarily from financing activities and capital contributions from Southern Company. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, lease obligations, purchase commitments, and trust funding requirements. Since December 31, 2005, Georgia Power entered into three PPAs that, subject to certification by the Georgia PSC, are expected to result in additional obligations of $55 million in 2009-2010 and $483 million thereafter. Approximately $2.8 million will be required by March 31, 2007 for redemptions and maturities of long-term debt.
Sources of Capital
Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past, which were primarily operating cash flows, with capital contributions from Southern Company, short-term debt, and external security issuances providing additional funds. However, the type and timing of any future financings, if needed, will depend on market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Georgia Power in Item 7 of the Form 10-K for additional information.
     To meet short-term cash needs and contingencies, Georgia Power had at March 31, 2006 approximately $12.8 million of cash and cash equivalents and $778 million of unused credit arrangements with banks. Of these facilities, $70.4 million expire in 2006, $350 million expire in 2007, and $358 million expire in 2010. The facilities that expire in 2006 contain provisions allowing two-year term loans executable at expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At March 31, 2006, Georgia Power had approximately $608.8 million of commercial paper and no extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2006, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $247 million. Georgia Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Alabama Power. These agreements are primarily for natural gas price risk management activities. At March 31, 2006, Georgia Power’s total exposure to these types of agreements was approximately $11 million.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power has also implemented a fuel hedging program at the instruction of the Georgia PSC.
     The fair value of derivative energy contracts at March 31, 2006 was as follows:

First Quarter 2006
Changes

Fair Value

(in millions)
Contracts beginning of period	$26.6
Contracts realized or settled	(5.3)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	(41.5)

Contracts at March 31, 2006	$(20.2)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2006
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

		(in millions)
Actively quoted	$(20.2)	$(27.5)	$7.3
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2006	$(20.2)	$(27.5)	$7.3

     Unrealized gains and losses from mark to market adjustments on derivative contracts related to Georgia Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Georgia Power’s fuel cost recovery mechanism. Of the net gains, Georgia Power is allowed to retain 25 percent in earnings. See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Fuel Hedging Program” in Item 8 of the Form 10-K for additional information. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At March 31, 2006, the fair value gain/(loss) of all derivative energy contracts was reflected in the financial statements as follows:

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts

(in millions)
Regulatory assets, net	$(20.2)
Accumulated other comprehensive income	—
Net income	—

Total fair value loss	$(20.2)

     Unrealized pre-tax gains and losses recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Georgia Power did not issue any long-term securities during the first three months of 2006. In January 2006, all outstanding shares of the remaining issue of preferred stock were redeemed. In February 2006, Georgia Power redeemed $150 million of Series G 6.200% Senior Notes. Also during the first quarter, Georgia Power entered into two derivative transactions to reduce its exposure to interest rate risk. The transactions consisted of a hedge of an anticipated $150 million senior note issuance in 2006 and a hedge of an anticipated $225 million senior note issuance in 2007.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Revenues:
Retail revenues	$179,317	$162,282
Sales for resale —
Non-affiliates	20,838	19,712
Affiliates	52,608	32,600
Other revenues	10,279	10,003

Total operating revenues	263,042	224,597

Operating Expenses:
Fuel	121,241	92,630
Purchased power —
Non-affiliates	4,796	5,108
Affiliates	6,990	6,012
Other operations	43,490	33,769
Maintenance	14,572	17,599
Depreciation and amortization	21,985	20,749
Taxes other than income taxes	18,889	17,501

Total operating expenses	231,963	193,368

Operating Income	31,079	31,229
Other Income and (Expense):
Interest income	781	255
Interest expense, net of amounts capitalized	(9,272)	(8,260)
Interest expense to affiliate trusts	(1,148)	(1,148)
Other income (expense), net	(550)	192

Total other income and (expense)	(10,189)	(8,961)

Earnings Before Income Taxes	20,890	22,268
Income taxes	7,663	7,568

Net Income	13,227	14,700
Dividends on Preferred and Preference Stock	825	54

Net Income After Dividends on Preferred and Preference Stock	$12,402	$14,646

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$12,402	$14,646
Other comprehensive income (loss):
Reclassification adjustment for amounts included in net income, net of tax of $31 and $31, respectively	50	51

COMPREHENSIVE INCOME	$12,452	$14,697

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$13,227	$14,700
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	23,488	22,209
Deferred income taxes	(6,462)	(2,230)
Pension, postretirement, and other employee benefits	1,358	1,219
Stock option expense	599	—
Tax benefit of stock options	48	534
Other, net	3,222	(3,950)
Changes in certain current assets and liabilities —
Receivables	26,332	28,839
Fossil fuel stock	(7,852)	(11,650)
Materials and supplies	(153)	464
Prepaid income taxes	295	732
Property damage cost recovery	5,116	—
Other current assets	556	4,898
Accounts payable	(3,142)	(8,853)
Accrued taxes	10,280	(150)
Accrued compensation	(15,594)	(11,504)
Other current liabilities	5,889	5,878

Net cash provided from operating activities	57,207	41,136

Investing Activities:
Property additions	(38,277)	(37,238)
Cost of removal net of salvage	(945)	(1,731)
Construction payables	(3,747)	(12,236)
Other	(19)	(10)

Net cash used for investing activities	(42,988)	(51,215)

Financing Activities:
Decrease in notes payable, net	(8,184)	—
Proceeds —
Capital contributions from parent company	21,000	—
Gross excess tax benefit of stock options	125	—
Payment of preferred and preference stock dividends	(825)	(54)
Payment of common stock dividends	(17,575)	(17,100)
Other	(602)	(171)

Net cash used for financing activities	(6,061)	(17,325)

Net Change in Cash and Cash Equivalents	8,158	(27,404)
Cash and Cash Equivalents at Beginning of Period	3,847	64,829

Cash and Cash Equivalents at End of Period	$12,005	$37,425

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7 and $317 capitalized for 2006 and 2005, respectively)	$9,261	$28,562
Income taxes (net of refunds)	$2,935	$6,720
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$12,005	$3,847
Receivables —
Customer accounts receivable	46,710	51,567
Unbilled revenues	32,695	39,951
Under recovered regulatory clause revenues	26,284	33,205
Other accounts and notes receivable	12,690	10,533
Affiliated companies	14,508	24,001
Accumulated provision for uncollectible accounts	(1,013)	(1,134)
Fossil fuel stock, at average cost	52,592	44,740
Materials and supplies, at average cost	33,129	32,976
Property damage cost recovery	29,213	28,744
Other regulatory assets	17,124	9,895
Other	12,338	19,636

Total current assets	288,275	297,961

Property, Plant, and Equipment:
In service	2,521,058	2,502,057
Less accumulated provision for depreciation	879,112	865,989

	1,641,946	1,636,068
Construction work in progress	32,794	28,177

Total property, plant, and equipment	1,674,740	1,664,245

Other Property and Investments	6,755	6,736

Deferred Charges and Other Assets:
Deferred charges related to income taxes	17,158	17,379
Prepaid pension costs	46,401	46,374
Other regulatory assets	114,892	123,258
Other	21,000	19,844

Total deferred charges and other assets	199,451	206,855

Total Assets	$2,169,221	$2,175,797

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder's Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$37,075	$37,075
Notes payable	81,280	89,465
Accounts payable —
Affiliated	30,268	36,717
Other	36,203	44,139
Customer deposits	19,692	18,834
Accrued taxes —
Income taxes	20,463	12,823
Other	11,356	11,689
Accrued interest	8,516	7,713
Accrued compensation	4,527	20,336
Other regulatory liabilities	11,669	15,671
Other	32,852	21,844

Total current liabilities	293,901	316,306

Long-term Debt	544,489	544,388

Long-term Debt Payable to Affiliated Trusts	72,166	72,166

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	253,448	256,490
Accumulated deferred investment tax credits	16,103	16,569
Employee benefit obligations	57,620	56,235
Other cost of removal obligations	156,485	153,665
Other regulatory liabilities	24,652	26,795
Other	77,474	76,948

Total deferred credits and other liabilities	585,782	586,702

Total Liabilities	1,496,338	1,519,562

Preference Stock	53,891	53,891

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 992,717 shares	38,060	38,060
Paid-in capital	422,586	400,815
Retained earnings	161,106	166,279
Accumulated other comprehensive loss	(2,760)	(2,810)

Total common stockholder’s equity	618,992	602,344

Total Liabilities and Stockholder’s Equity	$2,169,221	$2,175,797

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2006 vs. FIRST QUARTER 2005
OVERVIEW
Gulf Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel prices, and storm restoration costs. Appropriately balancing environmental expenditures with customer prices will continue to challenge Gulf Power for the foreseeable future.
     Hurricanes Dennis and Katrina hit Gulf Power’s service territory in July and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Gulf Power has incurred significant restoration costs. Gulf Power continues to work with the Florida PSC to enable the timely recovery of these costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Gulf Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” herein for additional information.
     Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Gulf Power’s net income after dividends on preferred and preference stock for the first quarter 2006 was $12.4 million compared to $14.6 million for the corresponding period in 2005. Earnings in the first quarter 2006 decreased by $2.2 million, or 15.3%, primarily due to lower retail base revenues due to mild weather and higher non-fuel operating expenses, excluding expenses related to Hurricane Ivan, which are offset by revenues and do not affect earnings.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$17,035	10.5
Sales for resale — non-affiliates	1,126	5.7
Sales for resale — affiliates	20,008	61.4
Fuel expense	28,611	30.9
Other operations expense	9,721	28.8
Maintenance expense	(3,027)	(17.2)
Interest expense, net of amounts capitalized	1,012	12.3

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Retail revenues. The chart below reflects the primary drivers of the 10.5% increase in retail revenues in the first quarter 2006 when compared to the corresponding period in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues decreased by $0.9 million, or 0.6%, for the first quarter 2006 as compared to the corresponding period in 2005. Retail energy sales to residential, commercial, and industrial customers decreased by 3.1%, increased by 2.8%, and decreased by 1.6%, respectively, in the first quarter 2006 as compared to the same period in 2005. Commercial sales increased primarily due to customer growth. Residential sales decreased due to unfavorable weather, while industrial sales decreased due to higher fuel prices, driving such customers to lower utilization of electricity. Other cost recovery for the first quarter 2006 includes approximately $5.5 million of revenues related to the recovery of expenses for Hurricane Ivan as approved by the Florida PSC. See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” herein for additional information on storm damage cost recovery related to Hurricane Ivan.
     Details of retail revenues are as follows:

	First Quarter 2006

	(in thousands)%
Retail — prior year	$162,282
Change in —
Sales growth	(1,066)	(0.7)
Weather	152	0.1
Fuel cost recovery	8,210	5.1
Other cost recovery	9,739	6.0

Retail — current year	$179,317	10.5%

     Sales for resale — non-affiliates. The increase in sales for resale to non-affiliates during the first quarter 2006, as compared to the same period in 2005, is primarily the result of higher coal prices. These transactions have a minimal effect on earnings because the energy is generally sold at variable cost.
     Sales for resale — affiliates. Revenues from sales for resale to affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost. The increase in sales for resale to affiliates in the first quarter 2006, compared to the same period in 2005, is primarily a result of increased sales of available generation at a higher unit cost due to higher fuel prices.
     Fuel expense. Fuel expense increased $28.6 million in the first quarter 2006 when compared to the same period in 2005 due to a $17.3 million increase in the cost of fuel and a $11.3 million increase related to greater total KWHs generated. In the first quarter 2006, the cost of fuel was higher than the same period in 2005 primarily due to a 29.0% increase in coal prices and a 38.3% increase in natural gas prices. Since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income. See FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Fuel Cost Recovery” herein for additional information.
     Other operations expense. The $9.7 million increase in other operations expense during the first quarter 2006, as compared to the same period in 2005, is primarily due to the recovery of Hurricane Ivan restoration costs as approved by the Florida PSC. Since these costs are recognized as revenues are collected, there is no impact on net income. See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” herein for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Maintenance expense. In the first quarter 2006, maintenance expense was $3 million lower than the same period in 2005 primarily due to a delay in scheduled maintenance performed on power generation facilities in 2006.
     Interest expense, net of amounts capitalized. In the first quarter 2006, interest expense, net of amounts capitalized, was $1 million higher than the same period in 2005 primarily due to higher interest rates on variable-rate pollution control bonds and the issuance of $60 million in senior notes in August 2005.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s primary business of selling electricity. These factors include the ability of Gulf Power to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Gulf Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “New Source Review Actions” and “Environmental Remediation” in Item 8 of the Form 10-K.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Gulf Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information.
FERC and Florida PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
generation dominance within its retail service territory. Gulf Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Gulf Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. The impact of such sales through March 31, 2006 is not expected to exceed $0.8 million for Gulf Power. The refund period covers 15 months. In the event that the FERC’s default mitigation measures are ultimately applied, Gulf Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Gulf Power through March 31, 2006 is not expected to exceed $2 million, of which $0.6 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Gulf Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding. The offer is pending before the FERC and does not require any refunds. However, because the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Storm Damage Cost Recovery
In July and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States and caused significant damage within Gulf Power’s service area. Hurricane Ivan hit the Gulf Coast of Florida and Alabama in September 2004, also causing significant damage to Gulf Power’s service area. Gulf Power maintains a reserve to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. As of March 31, 2006, the deficit balance in Gulf Power’s property damage reserve account totaled approximately $41.3 million, of which approximately $3.5 million and $37.8 million, respectively, is included in the Condensed Balance Sheets herein under “Current Assets” and “Deferred Charges and Other Assets.” As of March 31, 2006, Gulf Power had recovered $26.7 million of the costs allowed for recovery related to Hurricane Ivan. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent quarters, Gulf Power has continued to experience higher than expected fuel costs for coal and natural gas. If the projected fuel revenue over or under recovery exceeds 10 percent of the projected fuel costs for the period, Gulf Power is required to notify the Florida PSC to determine if an adjustment to the fuel cost recovery factor is necessary. Under recovered fuel costs at March 31, 2006 totaled $24.8 million, and are included in “Under Recovered Regulatory Clause Revenues” on the balance sheet. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would change cash flow.
Other Matters
Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Gulf Power’s financial statements.
     See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
On January 1, 2006, Gulf Power adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Gulf Power’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Gulf Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein. Total pre-tax compensation cost related to non-vested awards not yet recognized is expected to be approximately $0.9 million over the remaining three-year service period.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at March 31, 2006. Net cash flow from operating activities totaled $57.2 million for the first quarter 2006, compared to $41.1 million for the corresponding period in 2005. The $16.1 million increase in 2006 resulted primarily from cost recovery related to Hurricane Ivan and a decrease in payments related to storm damage costs. Gross property additions to utility plant were $28.7 million in the first quarter 2006. Funds for Gulf Power’s property additions were provided by operating activities and other financing activities. See Gulf Power’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, preference stock dividends, purchase commitments, and trust funding requirements. Approximately $37.1 million will be required by March 31, 2007 for maturities of long-term debt.
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past, which were primarily operating cash flows, with capital contributions from Southern Company, short-term debt, and external security issuances providing additional funds. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information. In addition, Gulf Power has filed a petition with the Florida PSC in response to legislation which authorized securitized financing as an alternative financing source for hurricane-related costs. If approved as proposed, the plan will allow Gulf Power to issue securitized storm-recovery bonds.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Gulf Power’s current liabilities exceed current assets due to the scheduled maturity of $37.1 million of long-term debt in 2006. To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. At March 31, 2006, Gulf Power had approximately $12 million of cash and cash equivalents and $120.5 million of unused committed lines of credit with banks, all of which will expire in 2006. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. A portion of these facilities may be used to fund or refinance costs related to Hurricanes Ivan, Dennis, and Katrina. In addition, Gulf Power has substantial cash flow from operating activities. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At March 31, 2006, Gulf Power had outstanding $6.3 million in commercial paper and $75 million in bank notes. There were no extendible commercial notes outstanding at March 31, 2006.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3, or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2006, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $5 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $10 million. Gulf Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At March 31, 2006, Gulf Power’s total exposure to these types of agreements was approximately $11 million.
Market Price Risk
Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulation, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into similar contracts for natural gas purchases. Gulf Power has implemented a fuel-hedging program with the approval of the Florida PSC.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The fair value of derivative energy contracts at March 31, 2006 was as follows:

First Quarter
2006
Changes

Fair Value

(in thousands)
Contracts beginning of period	$11,526
Contracts realized or settled	(2,911)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	(11,876)

Contracts at March 31, 2006	$(3,261)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in thousands)
Actively quoted	$(3,260)	$(5,959)	$2,699
External sources	(1)	(1)	—
Models and other methods	—	—	—

Contracts at March 31, 2006	$(3,261)	$(5,960)	$2,699

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Gulf Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Gulf Power’s fuel cost recovery clause. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At March 31, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts

(in thousands)
Regulatory assets, net	$(3,261)
Accumulated other comprehensive income	—
Net income	—

Total fair value loss	$(3,261)

     Unrealized gains (losses) recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Gulf Power did not issue or redeem any long-term securities in the first quarter of 2006. In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Revenues:
Retail revenues	$131,364	$131,794
Sales for resale —
Non-affiliates	61,322	59,586
Affiliates	11,772	18,932
Other revenues	4,483	4,904

Total operating revenues	208,941	215,216

Operating Expenses:
Fuel	78,263	91,039
Purchased power —
Non-affiliates	4,702	5,419
Affiliates	19,036	9,604
Other operations	37,277	39,510
Maintenance	14,415	15,538
Depreciation and amortization	12,320	8,057
Taxes other than income taxes	14,200	14,145

Total operating expenses	180,213	183,312

Operating Income	28,728	31,904
Other Income and (Expense):
Interest income	49	35
Interest expense	(4,291)	(3,526)
Interest expense to affiliate trusts	(649)	(649)
Other income (expense), net	943	429

Total other income and (expense)	(3,948)	(3,711)

Earnings Before Income Taxes	24,780	28,193
Income taxes	9,065	10,813

Net Income	15,715	17,380
Dividends on Preferred Stock	433	433

Net Income After Dividends on Preferred Stock	$15,282	$16,947

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Net Income After Dividends on Preferred Stock	$15,282	$16,947
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $140 and $(172), respectively	225	(277)

COMPREHENSIVE INCOME	$15,507	$16,670

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$15,715	$17,380
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	16,680	15,467
Deferred income taxes and investment tax credits, net	10,943	6,956
Plant Daniel capacity	(3,252)	(6,281)
Pension, postretirement, and other employee benefits	1,506	1,473
Stock option expense	743	—
Tax benefit of stock options	25	1,067
Other, net	(8,790)	66
Changes in certain current assets and liabilities —
Receivables	54,402	22,285
Fossil fuel stock	12,561	(3,553)
Materials and supplies	460	(132)
Other current assets	(3,764)	(1,378)
Hurricane Katrina accounts payable	(36,088)	—
Other accounts payable	(51,267)	(4,327)
Accrued taxes	(31,003)	(20,795)
Accrued compensation	(18,661)	(15,302)
Over recovered regulatory clause revenues	(10,797)	(3,373)
Other current liabilities	(6,681)	(2,328)

Net cash provided from (used for) operating activities	(57,268)	7,225

Investing Activities:
Property additions	(52,798)	(14,197)
Cost of removal net of salvage	(12,229)	265
Other	(10,149)	(320)

Net cash used for investing activities	(75,176)	(14,252)

Financing Activities:
Increase in notes payable, net	140,974	19,940
Proceeds — Gross excess tax benefit of stock options	9	—
Payment of preferred stock dividends	(433)	(434)
Payment of common stock dividends	(16,300)	(15,500)

Net cash provided from financing activities	124,250	4,006

Net Change in Cash and Cash Equivalents	(8,194)	(3,021)
Cash and Cash Equivalents at Beginning of Period	14,301	6,945

Cash and Cash Equivalents at End of Period	$6,107	$3,924

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$7,073	$2,765
Income taxes (net of refunds)	$5,824	$(11,281)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$6,107	$14,301
Receivables —
Customer accounts receivable	33,767	36,747
Unbilled revenues	19,955	20,267
Under recovered regulatory clause revenues	83,339	105,505
Other accounts and notes receivable	1,921	21,507
Insurance receivable	49,790	60,163
Affiliated companies	14,783	19,595
Accumulated provision for uncollectible accounts	(1,174)	(2,321)
Fossil fuel stock, at average cost	37,883	50,444
Materials and supplies, at average cost	28,218	28,678
Prepaid income taxes	50,182	42,278
Other regulatory assets	28,230	23,042
Other	15,517	25,160

Total current assets	368,518	445,366

Property, Plant, and Equipment:
In service	2,000,636	1,987,294
Less accumulated provision for depreciation	812,330	803,754

	1,188,306	1,183,540
Construction work in progress	52,951	52,225

Total property, plant, and equipment	1,241,257	1,235,765

Other Property and Investments	6,250	6,821

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,707	9,863
Prepaid pension costs	16,742	17,264
Deferred property damage	234,531	209,324
Other	59,870	56,866

Total deferred charges and other assets	320,850	293,317

Total Assets	$1,936,875	$1,981,269

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Notes payable	$343,098	$202,124
Accounts payable —
Affiliated	28,782	122,899
Other	61,712	89,598
Customer deposits	7,576	7,298
Accrued taxes —
Income taxes	15,038	17,736
Other	16,677	48,296
Accrued interest	3,173	3,408
Accrued compensation	5,926	24,587
Over recovered regulatory clause revenues	15,390	26,188
Plant Daniel capacity	11,171	13,008
Other	33,585	40,334

Total current liabilities	542,128	595,476

Long-term Debt	242,549	242,548

Long-term Debt Payable to Affiliated Trusts	36,082	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	281,079	266,629
Deferred credits related to income taxes	18,493	19,003
Accumulated deferred investment tax credits	17,168	17,465
Employee benefit obligations	59,301	58,318
Other cost of removal obligations	81,703	81,284
Other regulatory liabilities	9,931	13,755
Other	54,516	56,769

Total deferred credits and other liabilities	522,191	513,223

Total Liabilities	1,342,950	1,387,329

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	37,691	37,691
Paid-in capital	300,313	299,536
Retained earnings	226,684	227,701
Accumulated other comprehensive loss	(3,543)	(3,768)

Total common stockholder’s equity	561,145	561,160

Total Liabilities and Stockholder’s Equity	$1,936,875	$1,981,269

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2006 vs. FIRST QUARTER 2005
OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Hurricane Katrina hit Mississippi Power’s service territory in August 2005. As a result, Mississippi Power has incurred significant restoration costs. In addition, fuel costs rose significantly during 2005 and the first quarter of 2006. Mississippi Power will continue to work with the Mississippi PSC to develop methods to enable the timely recovery of these costs.
     Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power’s long-term financial success is dependent upon how well it satisfies its customers’ needs, Mississippi Power’s retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power’s allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Mississippi Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Mississippi Power’s net income after dividends on preferred stock for the first quarter 2006 was $15.3 million compared to $16.9 million for the corresponding period of 2005. Earnings in the first quarter 2006 decreased by $1.6 million, or 9.8%, compared to the same period of 2005 primarily as a result of a $4.1 million decrease in territorial base revenues and a $4.3 million increase in depreciation and amortization expense, which was partially offset by an increase of $3 million in non-territorial energy revenues, and a decrease of $3.4 million in non-fuel operations and maintenance expenses.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$(430)	(0.3)
Sales for resale — non-affiliates	1,736	2.9
Sales for resale — affiliates	(7,160)	(37.8)
Fuel expense	(12,776)	(14.0)
Purchased power expense — non-affiliates	(717)	(13.2)
Purchased power expense — affiliates	9,432	98.2
Other operations expense	(2,233)	(5.7)
Maintenance expense	(1,123)	(7.2)
Depreciation and amortization	4,263	52.9
Interest expense	765	21.7
Other income (expense), net	514	119.8
Income taxes	(1,748)	(16.2)

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Retail revenues. The chart below reflects the primary drivers of the 0.3% decrease in retail revenues in the first quarter 2006 compared to the same period in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues decreased as a result of Hurricane Katrina. In the first quarter 2006, KWH sales to residential, commercial, and industrial customers were down 15.9%, 14.7%, and 7.7%, respectively, when compared to the corresponding period in 2005 due to Hurricane Katrina and the loss of approximately 18,000 customers.
Details of retail revenues are as follows:

	First Quarter
	2006

	(in thousands)	% change
Retail — prior year	$131,794
Change in —
Base rates	1,710	1.3
Sales growth and weather	(5,575)	(4.3)
Fuel cost recovery	3,612	2.8
Other cost recovery	(177)	(0.1)

Retail — current year	$131,364	(0.3)%

     Sales for resale — non-affiliates and Purchased power expense — non-affiliates. The $1.7 million increase in sales for resale to non-affiliates costs in the first quarter 2006 as compared to the same period in 2005 was primarily the result of higher energy prices due to an increase in fuel prices. The decrease in purchased power expense from non-affiliates in the first quarter 2006 as compared to the same period in 2005 is primarily due to lower prices for opportunity purchases from non-affiliates.
     Sales for resale — affiliates and Purchased power expense — affiliates. Revenues from sales for resale to affiliates, as well as purchases of energy from affiliates, will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales and purchases are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses. The 37.8% decrease in sales for resale to affiliates in the first quarter 2006 as compared to the same period in 2005 is primarily the result of a 22% decrease in generation. The 98.2% increase in purchased power from affiliates in the first quarter 2006 as compared to the same period in 2005 is also due to generation decreasing by 22% while demand decreased 9%. More power (volume) is purchased to meet the gap between generation and demand. IIC rates for purchased power were higher in the first quarter 2006 when compared to the same period in 2005 due to increased fuel prices.
     Fuel expense. The first quarter 2006 decrease of $12.8 million in fuel expense when compared to the same period in 2005 is primarily due to $20.4 million decrease related to reduced generation offset by an $7.6 million increase in the cost of fuel.
     Other operations expense. The decrease in other operations expense for the first quarter 2006 as compared to the same period in 2005 results from a $3 million insurance recovery for labor expense associated with Hurricane Katrina.
     Maintenance expense. The first quarter 2006 decrease in maintenance expense when compared to the same period in 2005 resulted from decreased expenses for the combined cycle long term service agreement due to reduced operating hours as a result of the higher cost of gas. The operating hours for the first quarter of 2006

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
were 1,988 compared to 4,252 in the first quarter of 2005, a 53% decrease which reduced maintenance expense by approximately $1.1 million.
     Depreciation and amortization. The first quarter 2006 increase of $4.3 million in depreciation and amortization expense when compared to the same period in 2005 is primarily due to the decrease in the credit amortization of the regulatory liability related to additional Plant Daniel capacity and to the new depreciation rates approved by the Mississippi PSC and effective January 1, 2006. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
     Interest expense. The 21.7% increase in interest expense for the first quarter 2006 as compared to the same period in 2005 is due to higher interest rates.
     Other income (expense), net. The first quarter 2006 increase in other income (expense), net when compared to the same period in 2005 is the result of the increase in interest income related to the recovery mechanism for fuel hedging and energy cost hedging, and income associated with customer projects.
     Income taxes. The $1.7 million decrease in income taxes for the first quarter 2006 as compared to the same period in 2005 is primarily related to the reductions in pre-tax income.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s primary business of selling electricity. These factors include the ability of Mississippi Power to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Mississippi Power’s service area in the aftermath of Hurricane Katrina. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters” in Item 8 of the Form 10-K.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Mississippi Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions”

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information.
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters —Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Mississippi Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Mississippi Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. The impact of such sales through March 31, 2006 is not expected to exceed $8.3 million for Mississippi Power. The refund period covers 15 months. In the event that the FERC’s default mitigation measures are ultimately applied, Mississippi Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Mississippi Power through March 31, 2006 is not expected to exceed $10.5 million, of which $7.1 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Mississippi Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding. The offer is pending before the FERC and does not require any refunds. However, because the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Storm Damage Cost Recovery
In August 2005, Hurricane Katrina hit the Gulf Coast of the United States and caused significant damage within Mississippi Power’s service area. Mississippi Power maintains a reserve to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. As of March 31, 2006, the deficit balance in Mississippi Power’s storm damage reserve account totaled approximately $234.5 million, which is included in the Condensed Balance Sheets herein under “Deferred property damage.” See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
In October 2005, the Mississippi PSC issued an Interim Accounting Order requiring Mississippi Power to recognize a regulatory asset in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs, including both operation and maintenance expenditures and capital additions. In December 2005, Mississippi Power filed with the Mississippi PSC a detailed review of all Hurricane Katrina restoration costs as required in the Interim Accounting Order. Mississippi Power is currently working with the Mississippi PSC to establish a method to recover all such prudently incurred costs, while minimizing the impact on Mississippi Power’s customers. The Department of Defense emergency supplemental appropriations bill, enacted in December 2005 to address hurricanes in the Gulf of Mexico, provides $11 billion in disaster relief for the States of Mississippi, Louisiana, and Alabama. In the State of Mississippi, $300 million in grant assistance in the form of Community Development Block Grants (CDBGs) is expected to be designated for utilities within the state. Mississippi Power plans to apply for these CDBGs to offset the cost of storm recovery. Mississippi Power is also considering securitization of remaining unrecovered costs as provided for under legislation passed in Mississippi in the first quarter of 2006. The final outcome of these matters cannot now be determined.
Retail Regulatory Matters
Also in December 2005, Mississippi Power submitted its annual PEP filing to the Mississippi PSC. Ordinarily, PEP limits annual rate increases to 4 percent; however, Mississippi Power requested that the Mississippi PSC approve a temporary change to allow it to exceed this cap as a result of the ongoing effects of Hurricane Katrina. Mississippi Power had requested a 5.05%, or $32 million, retail base rate increase to become effective in April 2006. Hearings were held in March 2006 and the full increase was approved by the Mississippi PSC on March 13, 2006.
     On February 7, 2006, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation. Mississippi Power requested a 12 cent per 1,000 KWH reduction for retail customers. This decrease would represent a reduction of approximately $1.3 million per year in annual revenues for Mississippi Power.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Hearings were held on April 4, 2006. The Mississippi PSC unanimously approved the decrease at the hearings and issued an order confirming approval on April 21, 2006.
Fuel Cost Recovery
Mississippi Power has established a fuel cost recovery factor that is approved by the Mississippi PSC. In 2005, Mississippi Power experienced higher than expected fuel costs for coal and gas, which led to an increase in the under-recovered fuel costs. Mississippi Power is required to file for an adjustment to the fuel cost recovery factor annually; the last such filing was made in November 2005, with the new rate becoming effective in January 2006. At March 31, 2006, the under recovered balance of fuel was $67.9 million. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income but will change cash flow.
Other Matters
Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Mississippi Power’s financial statements.
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Plant Daniel Operating Lease.
New Accounting Standards
On January 1, 2006, Mississippi Power adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the revised statement differs slightly, the impacts on Mississippi Power’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Mississippi Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein. Total pre-tax compensation cost related to non-vested awards not yet recognized is expected to be approximately $0.7 million over the remaining three-year service period.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at March 31, 2006. Net cash provided from (used for) operating activities totaled $(57.3) million for the first quarter 2006, compared to net cash flow provided from operating activities of $7.2 million for the same period in 2005. The $64.5 million decrease in 2006 resulted primarily from cash requirements associated with Hurricane Katrina restoration.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, preferred stock dividends, and trust funding requirements. Mississippi Power has no maturities or redemptions of long-term debt required by March 31, 2007.
Sources of Capital
Mississippi Power plans to obtain the funds required for construction, continued storm damage restoration, and other purposes from sources similar to those used in the past, including operating cash flows, capital contributions from Southern Company, short-term debt, and external security issuances. In addition, Mississippi Power is considering other financing options, including securitization, for storm damage recovery costs. The amount, type, and timing of any future financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
     At March 31, 2006, Mississippi Power’s current liabilities exceeded current assets primarily as a result of obligations incurred as a result of Hurricane Katrina, as well as the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at March 31, 2006 approximately $6.1 million of cash and cash equivalents and $275.5 million of unused committed credit arrangements with banks, $100.5 million of which expire in 2006 and $175 million of which expire in 2008. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Approximately $38.0 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. A portion of these facilities may be used to fund or refinance costs related to Hurricane Katrina. At March 31, 2006, Mississippi Power had $163.2 million in commercial paper, $150 million in bank notes and $29.8 million in extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Mississippi Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At March 31, 2006, Mississippi Power’s total exposure to these types of agreements was approximately $11 million.
Market Price Risk
Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. However, as a result of storm damage from Hurricane Katrina, Mississippi Power expects to maintain the increase in short-term indebtedness in the coming months while issues relating to storm cost recovery are resolved, which could significantly increase its exposure to interest rate risk. Mississippi Power will manage this increased exposure through a number of means, including interest rate hedges, where appropriate.
     Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel hedging programs at the instruction of the Mississippi PSC and wholesale fuel hedging programs under agreements with wholesale customers.
     The fair value of derivative, fuel, and energy contracts at March 31, 2006 was as follows:

First Quarter
2006
Changes
Fair Value

(in thousands)
Contracts beginning of period	$27,106
Contracts realized or settled	(3,030)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	(14,184)

Contracts at March 31, 2006	$9,892

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of March 31, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$9,811	$4,657	$5,154
External sources	81	81	—
Models and other methods	—	—	—

Contracts at March 31, 2006	$9,892	$4,738	$5,154

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Mississippi Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Mississippi Power’s energy cost management clause. In addition, any unrealized gains and losses on energy-related derivatives used to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on forward contracts for the sale of electricity that do not represent hedges are recognized in the statements of income as incurred. These amounts were not material in any period presented. At March 31, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts

(in thousands)
Regulatory liabilities, net	$9,869
Accumulated other comprehensive income	23
Net income	-

Total fair value gain	$9,892

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Mississippi Power did not issue or redeem any long-term securities in the first quarter of 2006. In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SAVANNAH ELECTRIC
AND
POWER COMPANY

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Revenues:
Retail revenues	$91,566	$85,004
Sales for resale —
Non-affiliates	1,294	458
Affiliates	2,261	2,061
Other revenues	1,853	1,065

Total operating revenues	96,974	88,588

Operating Expenses:
Fuel	25,950	13,122
Purchased power —
Non-affiliates	2,242	1,886
Affiliates	27,357	36,279
Other operations	16,869	14,324
Maintenance	9,251	9,886
Depreciation and amortization	5,967	5,348
Taxes other than income taxes	4,111	3,799

Total operating expenses	91,747	84,644

Operating Income	5,227	3,944
Other Income and (Expense):
Interest income	9	17
Interest expense, net of amounts capitalized	(4,170)	(3,223)
Other income (expense), net	(142)	1,106

Total other income and (expense)	(4,303)	(2,100)

Earnings Before Income Taxes	924	1,844
Income taxes	(44)	149

Net Income	968	1,695
Dividends on Preferred Stock	675	675

Net Income After Dividends on Preferred Stock	$293	$1,020

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Net Income After Dividends on Preferred Stock	$293	$1,020
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $381 and $450, respectively	599	713
Reclassification adjustment for amounts included in net income, net of tax of $3 and $3, respectively	4	4

COMPREHENSIVE INCOME	$896	$1,737

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$968	$1,695
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	6,474	5,804
Deferred income taxes and investment tax credits, net	1,778	6,606
Allowance for equity funds used during construction	(196)	(1,194)
Pension, postretirement, and other employee benefits	1,387	1,379
Stock option expense	289	—
Tax benefit of stock options	10	574
Other, net	(112)	3,283
Changes in certain current assets and liabilities —
Receivables	5,013	(6,154)
Fossil fuel stock	(3,438)	(1,587)
Materials and supplies	1,107	981
Other current assets	1,339	(7,365)
Accounts payable	(13,924)	(2,850)
Accrued taxes	1,297	(2,476)
Accrued compensation	(4,242)	(3,537)
Other current liabilities	1,964	2,041

Net cash used for operating activities	(286)	(2,800)

Investing Activities:
Property additions	(9,381)	(14,179)
Other	(2,205)	(1,438)

Net cash used for investing activities	(11,586)	(15,617)

Financing Activities:
Increase (decrease) in notes payable, net	(7,190)	19,546
Proceeds —
Capital contributions from parent company	30,000	—
Gross excess tax benefit of stock options	22	—
Payment of preferred stock dividends	(1,350)	(675)
Payment of common stock dividends	(6,875)	(6,675)
Other	(47)	(6)

Net cash provided from financing activities	14,560	12,190

Net Change in Cash and Cash Equivalents	2,688	(6,227)
Cash and Cash Equivalents at Beginning of Period	502	8,862

Cash and Cash Equivalents at End of Period	$3,190	$2,635

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $93 and $595 capitalized for 2006 and 2005, respectively)	$2,591	$1,338
Income taxes (net of refunds)	$(3,985)	$(384)
The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,190	$502
Receivables —
Customer accounts receivable	26,262	29,116
Unbilled revenues	5,814	6,651
Under recovered regulatory clause revenues	38,068	28,990
Other accounts and notes receivable	1,194	2,055
Affiliated companies	1,744	5,449
Accumulated provision for uncollectible accounts	(701)	(916)
Fossil fuel stock, at average cost	19,454	16,015
Materials and supplies, at average cost	10,669	11,776
Prepaid income taxes	17,046	22,629
Assets from risk management activities	4,973	8,045
Other	6,545	2,824

Total current assets	134,258	133,136

Property, Plant, and Equipment:
In service	1,041,581	1,033,256
Less accumulated provision for depreciation	401,836	396,987

	639,745	636,269
Construction work in progress	21,793	21,315

Total property, plant, and equipment	661,538	657,584

Other Property and Investments	4,297	4,279

Deferred Charges and Other Assets:
Deferred charges related to income taxes	11,406	11,455
Cash surrender value of life insurance for deferred compensation plans	27,347	27,030
Deferred under recovered regulatory clause revenues	42,854	48,689
Other regulatory assets	19,808	20,191
Other	9,413	10,437

Total deferred charges and other assets	110,828	117,802

Total Assets	$910,921	$912,801

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$20,992	$21,003
Notes payable	51,580	58,771
Accounts payable —
Affiliated	16,981	29,840
Other	16,424	19,355
Customer deposits	7,245	7,068
Accrued taxes other than income taxes	3,207	1,909
Accrued interest	4,514	3,223
Accrued compensation	1,710	5,952
Other	13,268	15,020

Total current liabilities	135,921	162,141

Long-term Debt	216,791	217,033

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	118,303	119,424
Deferred credits related to income taxes	7,760	7,978
Accumulated deferred investment tax credits	7,132	7,298
Employee benefit obligations	56,660	54,661
Other cost of removal obligations	40,637	40,575
Other regulatory liabilities	11,692	12,107
Other	10,237	10,127

Total deferred credits and other liabilities	252,421	252,170

Total Liabilities	605,133	631,344

Preferred Stock	43,899	43,909

Common Stockholder’s Equity:
Common stock, par value $5 per share —
Authorized - 16,000,000 shares
Outstanding - 10,844,635 shares	54,223	54,223
Paid-in capital	104,848	74,527
Retained earnings	104,356	110,939
Accumulated other comprehensive loss	(1,538)	(2,141)

Total common stockholder’s equity	261,889	237,548

Total Liabilities and Stockholder’s Equity	$910,921	$912,801

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2006 vs. FIRST QUARTER 2005
OVERVIEW
Savannah Electric operates as a vertically integrated utility providing electricity to retail customers within its traditional service area of southeastern Georgia. Many factors affect the opportunities, challenges, and risks of Savannah Electric’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. In addition, fuel costs rose significantly during 2005 and the first quarter of 2006. Savannah Electric will continue to work with the Georgia PSC to enable the timely recovery of these costs.
     On December 13, 2005, Savannah Electric entered into a merger agreement with Georgia Power under which Savannah Electric will merge into Georgia Power, with Georgia Power continuing as the surviving corporation (the Merger), subject to receipt of all required approvals. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Merger” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters — Merger” in Item 8 of the Form 10-K.
     Savannah Electric continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Savannah Electric in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Savannah Electric’s net income after dividends on preferred stock for the first quarter 2006 was $0.3 million compared to $1.0 million for the corresponding period of 2005. The $0.7 million decrease in the first quarter 2006 from the corresponding period in 2005 was primarily due to higher operating expenses and interest expense as well as a decrease in other income, net. These decreases were offset partially by higher operating revenues as a result of the base rate increase in June 2005. See Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K for further information on the rate increase.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$6,562	7.7
Sales for resale — non-affiliates	836	182.5
Sales for resale — affiliates	200	9.7
Other revenues	788	74.0
Fuel expense	12,828	97.8
Purchased power expense — non-affiliates	356	18.9
Purchased power expense — affiliates	(8,922)	(24.6)
Other operations expense	2,545	17.8
Maintenance expense	(635)	(6.4)
Depreciation and amortization expense	619	11.6
Taxes other than income taxes	312	8.2
Interest expense, net of amounts capitalized	947	29.4
Other income (expense), net	(1,248)	(112.8)
     Retail revenues. The chart below reflects the primary drivers of the 7.7% first quarter 2006 increase in retail revenues, compared to the same period in the prior year. Excluding fuel cost recovery revenues, which do not affect net income, retail revenue increased by $2.5 million, or 6.3%, in the first quarter 2006 when compared to the corresponding period in 2005. For the first quarter 2006, this revenue increase is primarily related to the three-year retail rate plan approved by the Georgia PSC for the period ending May 31, 2008 and effective in June 2005 (the 2005 Retail Rate Plan). See FUTURE EARNINGS POTENTIAL — “PSC Matters — Rate Filing” in Item 7 of the Form 10-K.
     Details of retail revenues are as follows:

	First Quarter
	2006
	(in thousands)	% change
Retail — prior year	$85,004
Change in —
Base rates	2,480	2.9
Sales growth	20	—
Weather	(20)	—
Fuel cost recovery	4,082	4.8

Retail — current year	$91,566	7.7%

     Sales for resale-non-affiliates. In the first quarter 2006, revenues from sales for resale to non-affiliates increased $0.8 million when compared to the same period in the prior year, primarily due to an increase in KWH sales due to higher demand. These transactions had no significant effect on net income, since the energy is generally sold at variable cost.
     Sales for resale — affiliates. Sales for resale — affiliates increased $0.2 million in the first quarter of 2006 compared to the first quarter of 2005. Energy sales to affiliated companies within the Southern Company system will vary depending on demand, and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Savannah Electric’s fuel cost recovery clause.
     Other revenues. Other revenues increased 74% in the first quarter 2006 when compared to the corresponding period in 2005. The increase was primarily due to revenues associated with a transmission facilities agreement with Georgia Power related to the Plant McIntosh combined cycle units and to an increase in miscellaneous service revenues as a result of the 2005 Retail Rate Plan. See Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K for additional information.
     Fuel expense, purchased power expense — non-affiliates, and purchased power expense — affiliates. Total fuel expense, purchased power expense — non-affiliates and purchase power expense — affiliates increased $4.3 million in the first quarter of 2006 compared to the same period in 2005 due to a $7.0 million, or 27.2%, increase in the cost of fuel offset by a $2.7 million decrease due to a decrease in net KWHs generated and purchased. Details of the individual components follow.
The 97.8% increase in fuel expense in the first quarter 2006 also reflects the completion of the Plant McIntosh combined cycle units which were placed in service in June 2005. Since fuel expenses are generally offset by fuel revenues through Savannah Electric’s fuel cost recovery clause, these expenses do not have a significant impact on net income. See FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Fuel Cost Recovery” and Note (H) to the Condensed Financial Statements herein for additional information.
Purchased power from non-affiliates will vary depending on the market cost of available energy as compared to the cost of Southern Company system generated energy, demand for energy within the service territory, and availability of Southern Company system generation. The 18.9% increase in purchased power expense in the first quarter 2006 when compared to the corresponding period in 2005 resulted from an increase in the average cost per KWH purchased of 10.1%. These transactions do not have a significant impact on earnings, as energy costs are generally recovered through Savannah Electric’s fuel cost recovery clause.
      Other operations expense. The $2.5 million increase in other operations expense in the first quarter 2006 over the same period in 2005 is primarily due to severance and other costs associated with the Merger, increased salary expense as a result of the expensing of stock options, and increases in other benefits expenses. See ACCOUNTING POLICIES — “New Accounting Standards” and Note (C) to the Condensed Financial Statements herein for additional information on the impact of FASB Statement No. 123R.
     Maintenance expense. Maintenance expense decreased 6.4% for the first quarter 2006 when compared to the same period in 2005 as a result of the timing of distribution expenses primarily related to tree trimming.
     Depreciation and amortization expense. Depreciation and amortization expense increased 11.6% for the first quarter 2006 compared to the same period in 2005 as a result of the completion of the amortization of the regulatory liability for accelerated depreciation in 2005 in accordance with the 2002 Georgia PSC rate order and the addition of the McIntosh combined cycle facilities in June 2005, partially offset by the lowering of the

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
composite depreciation rate as part of the 2005 Retail Rate Plan. See Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K for additional information.
     Taxes other than income taxes. In the first quarter 2006, taxes other than income taxes were $0.3 million higher as compared to the same period in 2005 primarily due to increased franchise taxes resulting from increases in operating revenues.
     Interest expense, net of amounts capitalized. Interest expense increased in the first quarter 2006 by 29.4% when compared to the corresponding period in 2005, primarily due to an increase in short-term borrowings and higher interest rates and a decrease in the debt component of AFUDC as a result of the commercial operation of the Plant McIntosh combined cycle project in June 2005.
     Other income (expense), net. In the first quarter 2006, other income decreased $1.2 million as compared to the same period in 2005 primarily as a result of a $1.0 million decrease in non-taxable AFUDC equity following the commercial operation of the Plant McIntosh combined cycle project in June 2005, and as a result of benefits expenses associated with the Merger.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Savannah Electric’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Savannah Electric’s primary business of selling electricity. These factors include Savannah Electric’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Savannah Electric’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Savannah Electric in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “New Source Review Actions” in Item 8 of the Form 10-K.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Savannah Electric. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Savannah Electric has authorization from the FERC to sell power to non-affiliates at market-based prices. Savannah Electric also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. The impact of such sales through March 31, 2006 is not expected to exceed $0.4 million for Savannah Electric. The refund period covers 15 months. In the event that the FERC’s default mitigation measures are ultimately applied, Savannah Electric may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Savannah Electric through March 31, 2006 is not expected to exceed $0.7 million, of which $0.2 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Savannah Electric believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a proceeding involving approval of PPAs between Southern Power and Georgia

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding. The offer is pending before the FERC and does not require any refunds. However, because the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
On March 17, 2006, Georgia Power and Savannah Electric filed a combined request for fuel cost recovery rate changes with the Georgia PSC to be effective July 1, 2006. The requested changes will allow for the recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovered fuel expenses. The filing also includes proposed rate changes related to the previously announced proposed merger of the two companies, which is expected to be completed by July 2006.
     The request would result in an increase of about $7.22 per month, or about 8.1%, on the average Georgia Power residential customer bill and a decrease of about $8.14 a month, or about 6.4%, on the average residential bill for a customer in the former Savannah Electric territory. Increases for business customers would depend upon the customer’s specific rate class and usage.
     The proposal would increase Georgia Power’s revenues by $556 million a year, of which approximately $106 million relates to collection of the existing under recovered fuel costs. As of the end of March 2006, Savannah Electric had an under recovered fuel balance of $81 million, and Georgia Power had an under recovered fuel balance of about $784 million, including approximately $392 million related to fuel used since June 2005. The proposed fuel rates are based on an amortization period of 35 months for Georgia Power customers and 41 months for former Savannah Electric territory customers. Hearings are scheduled for May 2006 and the Georgia PSC is expected to rule on this matter in June 2006. The outcome of this matter cannot be determined at this time. See Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Other Matters
Savannah Electric is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Savannah Electric’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Savannah Electric cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Savannah Electric in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on Savannah Electric’s financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Savannah Electric prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Savannah Electric’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Savannah Electric in Item 7 of the Form 10-K for a complete discussion of Savannah Electric’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
On January 1, 2006, Savannah Electric adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Savannah Electric’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Savannah Electric under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein. Total pre-tax compensation cost related to non-vested awards not yet recognized is expected to be approximately $0.2 million over the remaining three-year service period.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Savannah Electric’s financial condition remained stable at March 31, 2006. Net cash flow provided from (used for) operating activities totaled $(0.3) million for the first quarter of 2006, compared to $(2.8) million for the first quarter of 2005. The $2.5 million increase in 2006 resulted primarily from increases in base rates and the fuel cost recovery factor. Major changes in Savannah Electric’s financial condition during the first quarter of 2006 included the addition of approximately $9.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and routine financing activities. See Savannah Electric’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Savannah Electric in Item 7 of the Form 10-K for a description of Savannah Electric’s capital requirements for its construction program, lease obligations, preferred stock dividends, purchase commitments, and trust funding requirements. Approximately $21 million will be required by March 31, 2007 for redemptions and maturities of long-term debt.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Capital
Savannah Electric plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations, capital contributions from Southern Company, and short-term debt. The amount, type, and timing of any future financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Savannah Electric in Item 7 of the Form 10-K for additional information.
     Savannah Electric’s current liabilities exceed current assets due to the maturity of $21 million of long-term debt in 2006. To meet short-term cash needs and contingencies, Savannah Electric had at March 31, 2006 approximately $3.2 million of cash and cash equivalents and $80 million of unused committed credit arrangements with banks, of which $60 million expire in 2006 and the remaining $20 million expires in 2008. All of the unused credit arrangements expiring in 2006 include two-year term loan options executable at the expiration date. The credit arrangements provide liquidity support to some of Savannah Electric’s obligations with respect to variable rate debt and commercial paper. Savannah Electric expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Savannah Electric under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At March 31, 2006, Savannah Electric had $37.5 million of outstanding commercial paper and $14.1 million of outstanding extendible commercial notes.
Credit Rating Risk
Savannah Electric does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Savannah Electric, along with all members of the Southern Company power pool, is also party to certain derivatives agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price and interest rate risk management activities. At March 31, 2006, Savannah Electric’s total exposure to these types of agreements was approximately $11 million.
Market Price Risk
Savannah Electric’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Savannah Electric is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulations, Savannah Electric has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Savannah Electric enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Savannah Electric has also implemented a retail fuel hedging program at the instruction of the Georgia PSC.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The fair value of derivative energy contracts at March 31, 2006 was as follows:

First Quarter
2006
Changes

Fair Value

(in thousands)
Contracts beginning of period	$8,748
Contracts realized or settled	(1,438)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	(6,457)

Contracts at March 31, 2006	$853

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2006
	Valuation Prices

		Maturity
	Total
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$853	$(1,034)	$1,887
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2006	$853	$(1,034)	$1,887

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Savannah Electric’s fuel hedging program are recorded as regulatory assets and liabilities. Realized gains and losses from this program are included in fuel expense and recovered through Savannah Electric’s fuel cost recovery clause. Of the net gains, Savannah Electric is allowed to retain 25% in earnings. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. These amounts were not material in any period presented. At March 31, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts

(in thousands)
Regulatory liabilities, net	$853
Accumulated other comprehensive income	—
Net income	—

Total fair value gain	$853

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Savannah Electric in Item 7 and Notes 1 and 6 to the financial statements of Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Savannah Electric did not issue or redeem any long-term securities in the first quarter of 2006. In February 2006, Savannah Electric received a capital contribution from Southern Company of $30 million. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Savannah Electric plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit. If the Merger is completed, all future financings for Savannah operations will be assumed by Georgia Power.
     Subsequent to March 31, 2006, a cash flow hedge with a $30 million notional amount used to hedge the interest exposure arising from a forecasted debt issuance in May 2006 was terminated at a gain of $2.1 million. The fair value gain at March 31, 2006 of $1.6 million will remain in other comprehensive income and be reclassified to income over a 10-year period if the debt issuance actually occurs; otherwise the gain will be recognized immediately in income. This decision will be based mainly upon the outcome of the Merger. The change in fair value of $0.5 million subsequent to March 31, 2006 will be recognized in income in the second quarter 2006.

SOUTHERN POWER COMPANY

SOUTHERN POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$51,697	$40,104
Affiliates	87,323	112,337
Other revenues	809	380

Total operating revenues	139,829	152,821

Operating Expenses:
Fuel	14,259	34,544
Purchased power —
Non-affiliates	13,971	8,862
Affiliates	19,407	20,954
Other operations	17,507	12,719
Maintenance	5,885	3,259
Depreciation and amortization	14,707	12,783
Taxes other than income taxes	3,661	2,955

Total operating expenses	89,397	96,076

Operating Income	50,432	56,745
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20,342)	(19,244)
Other income (expense), net	2,403	92

Total other income and (expense)	(17,939)	(19,152)

Earnings Before Income Taxes	32,493	37,593
Income taxes	12,593	14,520

Net Income	$19,900	$23,073

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Net Income	$19,900	$23,073
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(79)	(122)	—
Reclassification adjustment for amounts included in net income, net of tax of $1,112 and $1,041, respectively	1,732	1,612

COMPREHENSIVE INCOME	$21,510	$24,685

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$19,900	$23,073
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	18,070	16,448
Deferred income taxes and investment tax credits, net	17,251	15,598
Deferred revenues	(26,672)	(26,194)
Tax benefit of stock options	—	188
Other, net	3,480	(538)
Changes in certain current assets and liabilities —
Receivables	38,672	964
Fossil fuel stock	(293)	593
Materials and supplies	(356)	(232)
Other current assets	(8,517)	(3,894)
Accounts payable	(46,701)	(6,148)
Accrued taxes	2,899	3,014
Accrued interest	(15,365)	(15,598)

Net cash provided from operating activities	2,368	7,274

Investing Activities:
Property additions	(1,175)	(2,075)
Other	2	(2,413)

Net cash used for investing activities	(1,173)	(4,488)

Financing Activities:
Increase in notes payable, net	231	—
Payment of common stock dividends	(19,425)	—

Net cash used for financing activities	(19,194)	—

Net Change in Cash and Cash Equivalents	(17,999)	2,786
Cash and Cash Equivalents at Beginning of Period	27,631	25,241

Cash and Cash Equivalents at End of Period	$9,632	$28,027

Supplemental Cash Flow Information:
Cash paid during the period for — Interest (net of $0 and $0 capitalized for 2006 and 2005, respectively)	$32,260	$31,073
— Income taxes (net of refunds)	$4,227	$3,593
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$9,632	$27,631
Receivables —
Customer accounts receivable	20,400	20,953
Other accounts receivable	71	93
Affiliated companies	38,161	60,505
Fossil fuel stock, at average cost	7,514	7,221
Materials and supplies, at average cost	15,984	15,628
Prepaid service agreement — current	19,829	6,178
Other prepaid expenses	9,072	4,610
Other	2,415	251

Total current assets	123,078	143,070

Property, Plant, and Equipment:
In service	2,030,150	2,030,996
Less accumulated provision for depreciation	171,817	161,358

	1,858,333	1,869,638
Construction work in progress	203,254	218,812

Total property, plant, and equipment	2,061,587	2,088,450

Deferred Charges and Other Assets:
Prepaid long-term service agreements	31,659	46,447
Other—
Affiliated	5,770	4,496
Other	19,062	20,513

Total deferred charges and other assets	56,491	71,456

Total Assets	$2,241,156	$2,302,976

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$200	$200
Notes payable	110,923	110,692
Accounts payable —
Affiliated	21,687	65,262
Other	4,513	7,651
Accrued taxes —
Income taxes	—	3,477
Other	5,424	2,524
Accrued interest	13,796	29,161
Other	214	71

Total current liabilities	156,757	219,038

Long-term Debt	1,099,569	1,099,520

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	87,896	68,535
Deferred capacity revenues — Affiliated	12,869	37,534
Other —
Affiliated	9,458	10,792
Other	6,178	1,214

Total deferred credits and other liabilities	116,401	118,075

Total Liabilities	1,372,727	1,436,633

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	746,244	746,243
Retained earnings	165,000	164,525
Accumulated other comprehensive loss	(42,815)	(44,425)

Total common stockholder’s equity	868,429	866,343

Total Liabilities and Stockholder’s Equity	$2,241,156	$2,302,976

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2006 vs. FIRST QUARTER 2005
OVERVIEW
Southern Power constructs, owns, and manages Southern Company’s competitive generation assets and sells electricity at market-based rates in the Super Southeast wholesale market. Southern Power continues to focus on executing its regional strategy in the Super Southeast in 2006, including potential acquisition and/or expansion opportunities. Southern Power continues to address questions at the federal regulatory level relative to market power and affiliate transactions. See FUTURE EARNINGS POTENTIAL - “FERC Matters” herein for additional detail.
     To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators. These indicators consist of plant availability, peak season equivalent forced outage rate (EFOR), and net income. Plant availability shows the percentage of time during the year that Southern Power’s generating units are available to be called upon to generate (the higher the better), whereas the EFOR more narrowly defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Southern Power’s net income for the first quarter 2006 was $19.9 million compared to $23.1 million for the corresponding period of 2005. The decrease in first quarter 2006 earnings of $3.2 million, or 13.8%, was primarily the result of the decreased demand under affiliate company PPAs due to milder weather within the Southern Company service territory and the timing of maintenance activities. This decrease was partially offset by the operations of Plant Oleander acquired in June 2005 and a new contract with Piedmont Municipal Power Authority (PMPA).
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Sales for resale — non-affiliates	$11,593	28.9
Sales for resale — affiliates	(25,014)	(22.3)
Fuel expense	(20,285)	(58.7)
Purchased power expense — non-affiliates	5,109	57.7
Purchased power expense — affiliates	(1,547)	(7.4)
Other operations expense	4,788	37.6
Maintenance expense	2,626	80.6
Depreciation and amortization expense	1,924	15.1
Interest expense, net of amounts capitalized	(1,098)	(5.7)
Other income (expense), net	2,311	N/M

N/M — Not meaningful
     Sales for resale — affiliates and non-affiliates. First quarter 2006 revenues from sales for resale to non-affiliates increased and sales for resale to affiliates decreased compared to the corresponding period in 2005. The increase in revenues from non-affiliates was primarily due to PPA sales from Plant Oleander. The decrease in revenues from affiliates was primarily due to lower energy sales under existing PPAs with affiliates as a result of decreased demand

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
related to milder weather and scheduled maintenance outages, largely offset by reductions in fuel expense. See FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K.
     Fuel expense. Fuel expense in the first quarter 2006 decreased when compared to the same period in 2005 due to a decline in energy sales under PPAs with affiliates. Existing PPAs generally provide that the purchasers are responsible for substantially all of the fuel costs relating to energy delivered under the PPAs; therefore, fuel expenses do not have a significant impact on net income.
     Purchased power expense — affiliates and non-affiliates. Total purchased power increased in the first quarter 2006 when compared to the same period in 2005. During the first quarter of 2006, purchased power from non-affiliates increased but was partially offset by a decrease in purchased power from affiliates when compared to the corresponding period of 2005. This was primarily due to the availability of lower cost energy from contracts with Georgia electric membership cooperatives and PMPA.
     Other operations expense. Other operations expense increased in the first quarter 2006 when compared to the corresponding period in 2005 primarily due to the operations at Plant Oleander, transmission costs related to the PMPA contract, and increased administrative costs.
     Maintenance expense. Maintenance expense increased in first quarter 2006 when compared to the corresponding period in 2005, primarily as a result of operations at Plant Oleander, a scheduled outage at Plant Wansley, and the timing of maintenance activities at Plant Franklin and Plant Harris.
     Depreciation and amortization expense. Depreciation expense increased in the first quarter 2006 when compared to the corresponding period in 2005, primarily as a result of additional plant in service relating to Plant Oleander, which was acquired in June 2005, and new depreciation rates adopted as of March 1, 2006 as a result of a new depreciation study.
     Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized increased in the first quarter 2006 when compared to the same period in 2005 primarily as the result of an increase in outstanding short-term debt incurred to finance the Plant Oleander acquisition.
     Other income (expense), net. The $2.3 million increase in other income (expense), net during the first quarter 2006 compared to the same period in 2005 was primarily the result of mark-to-market gains on open derivative positions.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. Several factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, especially regulatory matters, including those related to affiliate contracts, sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Southern Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. The impact of such sales through March 31, 2006 is not expected to exceed $0.7 million for Southern Power. The refund period covers 15 months. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Southern Power through March 31, 2006 is not expected to exceed $1.9 million, of which $0.5 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding. The offer is pending before the FERC and does not require any refunds. However, because the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Other Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information on long-term PPAs. Southern Power’s PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that the counterparty does not meet certain rating or financial requirements. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.
     See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. While Southern Power’s PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations, the full impact of any such regulatory or legislative changes cannot be determined at this time.
     Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such potential litigation against Southern Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from any such current proceedings would have a material adverse effect on Southern Power’s financial statements.
     See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to revenue recognition and asset impairments.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at March 31, 2006. Net cash flow from operating activities decreased $4.9 million for the three months ended March 31, 2006 as compared to the same period in 2005 primarily as a result of lower demand under affiliate company PPAs. Other significant transactions in the three months ended March 31, 2006 included a $19.4 million dividend to Southern Company and the completion of the sale of Cherokee Falls LLC and all of its assets to Southern Company’s nuclear development affiliate.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY —“Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments, and long-term service agreements.
Sources of Capital
Southern Power may use operating cash flows, external funds, or capital contributions from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from commercial paper, the issuance of unsecured senior debt, preferred equity securities, or the utilization of credit arrangements from banks. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
     At March 31, 2006, Southern Power’s current liabilities exceeded current assets due to the use of short-term debt as a funding source to finance the Plant Oleander acquisition and for general corporate needs. At March 31, 2006, Southern Power had approximately $9.6 million of cash and cash equivalents to meet short-term cash needs and contingencies. To insure liquidity and capital resource requirements, Southern Power has a $400 million committed credit facility with banks. Proceeds from borrowings under this arrangement may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. At March 31, 2006, Southern Power had no outstanding borrowings under its credit facility.
     At March 31, 2006, Southern Power had approximately $110.9 million of commercial paper outstanding. Amounts drawn under the commercial paper program may be used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2 or to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2006, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $221 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $339 million. Southern Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At March 31, 2006, Southern Power’s total exposure to these types of agreements was approximately $11 million.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Southern Power is exposed to market risks, including changes in interest rates, certain energy-related commodity prices, and, occasionally, currency exchange rates. To manage the volatility attributable to these exposures, Southern Power nets the exposures to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to Southern Power’s policies in areas such as counterparty exposure and hedging practices. Southern Power’s policy is that derivatives are to be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.
     Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
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
     The fair value of changes in derivative energy contracts at March 31, 2006 was as follows:

First Quarter 2006 Changes
Fair Value
(in thousands)
Contracts beginning of year	$223
Contracts realized or settled	56
New contracts at inception	—
Current period changes (a)	1,961

Contracts at March 31, 2006	$2,240

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.
     At March 31, 2006, the sources of the valuation prices were as follows:

	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$2,241	$2,203	$38
External sources	(1)	(1)	—
Models and other methods	—	—	—
Contracts end of quarter	$2,240	$2,202	$38

     Unrealized pre-tax gains and losses on electric contracts used to hedge anticipated sales, and gas contracts used to hedge anticipated purchases and sales, are deferred in Other Comprehensive Income. Realized gains and losses on contracts that do not represent hedges are recognized in the statements of income as incurred.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     At March 31, 2006, the fair value gain/(loss) of derivative energy contracts was as follows:

Amounts
(in thousands)
Net Income	$2,379
Accumulated other comprehensive income	(139)

Total fair value gain	$2,240

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, I, J, K

Alabama Power	A, B, C, D, F, G, J

Georgia Power	A, B, C, D, F, G, H

Gulf Power	A, B, C, D, F, G

Mississippi Power	A, B, C, D, F, G, I

Savannah Electric	A, B, C, D, F, G, H, J

Southern Power	A, B, F

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	The condensed quarterly financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. The condensed balance sheets as of December 31, 2005 have been derived from the audited financial statements. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of Southern Company and the retail operating companies and Note 2 to the financial statements of Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW ACTIONS

New Source Review Litigation

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company and Alabama Power in Item 7 and Note 3 to the financial statements of Southern Company and Alabama Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On April 24, 2006, as a result of court-ordered mediation, the EPA filed, with the U.S. District Court for the Northern District of Alabama, statements designed to result in a judgment being entered in favor of Alabama Power on the claims related to Plants Barry, Gaston, Gorgas, and Greene County. In turn, Alabama Power agreed to the filing with the district court of a proposed consent decree that, upon such court’s approval, would require Alabama Power to pay $100,000 to resolve the EPA’s claim for a civil penalty related to alleged violations at Plant Miller. The proposed consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power. These reductions are consistent with other Clean Air Act programs that require emissions reductions. Alabama Power further agreed to donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. As a result, Alabama Power recognized $5 million in other income (expense), net related to the proposed consent decree. The final resolution of these claims is dependent on further court action and subject to possible appeals, and therefore, cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
New Source Review Reform Rules

On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Southern Company or its subsidiaries.

PLANT WANSLEY ENVIRONMENTAL LITIGATION

On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See Note 3 to the financial statements of Southern Company and Georgia Power under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.

MIRANT MATTERS

Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the U.S. and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity. In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Bankruptcy” in Item 8 of the Form 10-K for information regarding Southern Company’s contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return.

Mirant Securities Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a Motion for Reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. Southern Company and the other defendants have opposed the plaintiffs’ motion. The plaintiffs have also stated that they intend to request that the court grant leave for them to amend the complaint to add allegations based upon claims asserted against Southern Company in the Mirant bankruptcy litigation. See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Bankruptcy Litigation” in Item 8 of the Form 10-K for additional information. The ultimate outcome of these matters cannot be determined at this time.

Southern Company Employee Savings Plan Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters — Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K for information related to the class action complaint filed under ERISA on behalf of a purported class of participants in or beneficiaries of The Southern Company Employee Savings Plan at any time since April 2, 2001 and whose plan accounts

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
included investments in Mirant common stock. In April 2006, the U.S. District Court for the Northern District of Georgia granted summary judgment in favor of Southern Company and all individually named defendants in the case. The plaintiff has filed an appeal of the ruling. The final outcome of this matter cannot be determined at this time.

FERC MATTERS

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “FERC Matters — Market-Based Rate Authority” and Note 2 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Through SCS, as agent, the retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. The impact of all such sales through March 31, 2006 is not expected to exceed $19 million for the Southern Company system. The refund period covers 15 months. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of all such sales through March 31, 2006 is not expected to exceed $36.8 million, of which $14.8 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.

Southern Company and its subsidiaries believe that there is no meritorious basis for this proceeding and are vigorously defending themselves in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.

Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding. The offer is pending before the FERC and does not require any refunds. However, because the offer is pending, the final outcome of this matter cannot now be determined. See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “FERC Matters — Intercompany Interchange Contract” and Note 2 to the financial statements of Southern Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.

INCOME TAX MATTERS

See Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audit of Southern Company’s 2000 and 2001 tax returns. If the IRS is ultimately successful in disallowing the tax deductions related to these transactions beginning with the 2000 tax year, Southern Company could be subject to additional interest charges of up to $39 million. The IRS had initially proposed a penalty of approximately $16 million, which has now been withdrawn. Additionally, although the payment of the tax liability, exclusive of interest and any penalties, would not affect Southern Company’s results of operations under current accounting standards, it could have a material impact on cash flow. See Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional details of the deferred taxes related to these transactions. Furthermore, the FASB has recently proposed changes to the accounting for both leveraged leases and uncertain tax positions that may be effective beginning in 2007. If approved as proposed, these changes could require Southern Company to reflect the tax deductions that the IRS is challenging as currently payable on the balance sheet and to change the timing of income recognized under the leases, including a cumulative effect upon adoption of the change. For the lease-in-lease-out (LILO) transaction settled with the IRS in February 2005, Southern Company estimates such cumulative effect would reduce Southern Company’s net income by approximately $16 million. The impact of these proposed changes related to the SILO transactions would be dependent on the outcome of pending litigation, but could be significant, and potentially material, to Southern Company’s net income. Southern Company believes these transactions are valid leases for U.S. tax purposes, the related deductions are allowable, and the assessment of a penalty is inappropriate. Southern Company is continuing to pursue resolution of these matters with the IRS; however, the ultimate outcome of these matters cannot now be determined.

SOUTHERN COMPANY GAS SALE

On January 4, 2006 Southern Company completed the sale of substantially all the assets of Southern Company Gas, its competitive retail natural gas marketing subsidiary, including natural gas inventory, accounts receivable, and customer list, to Gas South, LLC, an affiliate of Cobb Electric Membership Corporation. Southern Company Gas’ sale of such assets was pursuant to a Purchase and Sale Agreement dated November 18, 2005 between Southern Company Gas and Gas South. The gross proceeds from the sale were approximately $131 million. This sale had no material impact on Southern Company’s net income for the quarter ending March 31, 2006. As a result of the sale, Southern Company’s financial statements and related information reflect Southern Company Gas as discontinued operations.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

GEORGIA POWER FAIR LABOR STANDARDS ACT LITIGATION

On February 23, 2006, approximately 170 current and former employees of Georgia Power filed a collective action against Georgia Power in the U.S. District Court for the Northern District of Georgia, alleging that Georgia Power violated the Fair Labor Standards Act by failing to properly compensate certain employees (primarily linemen and crew leaders whose work is governed by a union collective bargaining agreement) while the employees were subject to being called back into work under on-call work rules and regulations. The plaintiffs are seeking overtime compensation for on-call time for the three-year period prior to the filing of the action, liquidated damages in an amount equal to unpaid overtime compensation they say they have been denied, declaratory and injunctive relief, and attorney’s fees and expenses of litigation. Georgia Power believes that it has complied with the provisions of the Fair Labor Standards Act and it intends to vigorously defend this action. The ultimate outcome of this matter cannot now be determined; however, an adverse outcome could result in the payment of substantial damages.

(C)	See Note 1 to the financial statements of Southern Company and the retail operating companies under “Stock Options” and Note 8 to the financial statements of Southern Company and the retail operating companies under “Stock Option Plan” in Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company and the retail operating companies have not modified any of their stock option plans or outstanding stock options, nor have they changed the underlying valuation assumptions used in valuing the stock options. Employee stock options vest proportionately over a three-year service period, which the companies recognize on a straight-line basis. Prior to January 1, 2006, Southern Company accounted for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense was recognized because the exercise price of all options granted equaled the fair market value on the date of the grant.

Effective January 1, 2006, Southern Company and the retail operating companies adopted the fair value recognition provisions of FASB Statement No. 123(R), using the modified prospective method. Under that method, compensation cost recognized in the three-month period ended March 31, 2006 is recognized as the requisite service is rendered and includes: (a) compensation cost for the portion of share-based awards granted prior to and that are outstanding as at January 1, 2006, for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

For Southern Company and each of the retail operating companies, the adoption of Statement No. 123(R) has resulted in a reduction in earnings from continuing operations before income taxes, net income, and operating cash flows as follows (in millions):

Three-months ended March 31, 2006	Earnings Before		Operating Cash
	Income Taxes	Net Income	Flows [1]

Alabama Power	$3.6	$2.2	$0.2
Georgia Power	3.7	2.3	0.4
Gulf Power	0.6	0.4	0.1
Mississippi Power	0.7	0.5	—
Savannah Electric	0.3	0.2	—

Southern Company	$19.1	$11.8	$2.0

[1]	Financing cash flows have increased by the stated amount for Southern Company and each retail operating company, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Basic and diluted earnings per share from continuing operations for the three-month period ended March 31, 2006 would have been $0.37 and $0.36, respectively, if Southern Company had not adopted Statement No. 123(R), compared to reported basic and diluted earnings per share of $0.35 and $0.35, respectively.

For the periods prior to the adoption of Statement No. 123(R), the pro forma impact of fair-value accounting for options granted on earnings from continuing operations, and basic and diluted earnings per share is as follows:

Three-months ended March 31, 2005		Options
		Impact
	As Reported	After Tax	Pro Forma

Net income after dividends on preferred and preference stock (in millions):
Alabama Power	$93.4	$2.2	$91.2
Georgia Power	142.4	2.4	140.0
Gulf Power	14.6	0.4	14.2
Mississippi Power	16.9	0.5	16.4
Savannah Electric	1.0	0.3	0.7

Southern Company	$317.5	$12.0	$305.5

Earnings per share (Dollars):
Basic	$0.43		$0.41
Diluted	$0.42		$0.41
The estimated fair values of stock options granted in 2006 and 2005 were derived using the Black-Scholes stock option pricing model. Expected volatility is based on historical volatility of Southern Company’s stock over a period equal to the expected term. Southern Company uses historical exercise data to estimate the expected term that represents the period of time that options granted to employees are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant that covers the expected term of the stock options. The following table shows the assumptions used in the pricing model and the weighted average grant-date fair value of stock options granted:

Period ended March 31	2006	2005
Expected volatility	16.9%	17.9%
Expected term (in years)	5.0	5.0
Interest rate	4.6%	3.9%
Dividend yield	4.4%	4.4%
Weighted average grant-date fair value	$4.15	$3.90
Southern Company and each of the retail operating companies’ activity under the stock option plan as of March 31, 2006, and changes during the quarter then ended, is summarized below:

Shares Subject to	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
Option	Company	Power	Power	Power	Power	Electric
Outstanding at December 31, 2005	31,347,355	5,227,985	6,705,891	1,099,549	1,444,438	517,984
Granted	6,618,159	1,145,964	1,335,947	240,162	253,256	88,816
Exercised	(600,789)	(95,921)	(122,310)	(32,344)	(2,458)	(6,340)
Canceled	(111,106)	(2,566)	(1,428)	—	—	—

Outstanding at March 31, 2006	37,253,619	6,275,462	7,918,100	1,307,367	1,695,236	600,460

Exercisable at March 31, 2006	24,103,880	3,977,722	5,265,070	829,763	1,178,146	392,147

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The number of stock options vested and expected to vest at March 31, 2006 is not significantly different from the number of stock options outstanding as detailed above.

Weighted-Average Exercise	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
Price	Company	Power	Power	Power	Power	Electric
Outstanding at December 31, 2005	$27.13	$27.09	$26.82	$27.07	$26.86	$27.53
Granted	33.81	33.81	33.81	33.81	33.81	33.81
Exercised	22.77	23.92	22.79	21.76	20.81	22.36
Canceled	31.12	25.28	31.37	—	—	—

Outstanding at March 31, 2006	$28.38	$28.37	$28.06	$28.44	$27.91	$28.52

Exercisable at March 31, 2006	$26.00	$25.85	$25.71	$25.97	$25.81	$26.35

At March 31, 2006	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
(in millions unless stated)	Company	Power	Power	Power	Power	Electric
Weighted-Average Remaining Contractual Term — Outstanding (in years)	7.1	7.4	7.1	7.3	6.7	6.4
Weighted-Average Remaining Contractual Term — Exercisable (in years)	5.9	6.3	6.0	6.2	5.6	5.7
Aggregate Intrinsic Value — Outstanding	$210.4	$35.5	$47.2	$7.3	$10.4	$3.3
Aggregate Intrinsic Value — Exercisable	$193.4	$32.5	$43.8	$6.7	$9.7	$3.0
Three-month period
The total intrinsic value of options exercised during 2006	$7.1	$0.8	$1.6	$0.4	—	$0.1
The total intrinsic value of options exercised during 2005	$40.8	$6.9	$6.8	$0.7	$1.9	$0.8
Southern Company’s total pre-tax compensation cost related to non-vested awards not yet recognized is expected to be approximately $18 million over the remaining three-year service period.

Southern Company has a policy of issuing shares to satisfy share option exercises. This has been satisfied by the issuance of new common shares; however, during January 2006 Southern Company started reissuing treasury shares that it had previously repurchased. Cash received from issuances related to option exercise under the share-based payment arrangements for the three-month periods ended March 31, 2006 and 2005 was $13.6 million, and $55.2 million, respectively.

(D)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the asset retirement obligations included in the Condensed Balance Sheets (in millions).

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/05	Incurred	Settled	Accretion	Revisions	3/31/06
Alabama Power	$446.3	$—	$(0.1)	$7.3	$—	$453.5
Georgia Power	627.5	—	(0.2)	9.9	—	637.2
Gulf Power	15.3	—	—	0.2	—	15.5
Mississippi Power	15.4	—	—	0.3	(0.2)	15.5
Savannah Electric	7.5	—	—	0.1	—	7.6

Southern Company	$1,117.3	$—	$(0.3)	$17.9	$(0.2)	$1,134.7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(E)	For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to exercised options and outstanding options under the stock option plan. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for further information on the stock option plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

As reported shares	742,195	744,025
Effect of options	4,844	4,647
Diluted shares	747,039	748,672
(F)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, and Note 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At March 31, 2006, the fair value gains/(losses) of derivative energy contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah	Southern
	Company	Power	Power	Power	Power	Electric	Power

Regulatory (assets)/liabilities, net	$(35.3)	$(22.5)	$(20.2)	$(3.3)	$9.9	$0.9	$—
Accumulated other comprehensive income (loss)	(0.1)	—	—	—	—	—	(0.1)
Net income (loss)	0.4	—	—	—	—	—	2.3

Total fair value gain/(loss)	$(35.0)	$(22.5)	$(20.2)	$(3.3)	$9.9	$0.9	$2.2

For the three months ended March 31, 2006, the unrealized gain recognized in income for derivative energy contracts that are not hedges was $2.2 million for Southern Power and was immaterial for the other registrants, and for the three months ended March 31, 2005, the amounts were immaterial for all registrants.

The amounts expected to be reclassified from other comprehensive income to fuel expense for the twelve-month period ending March 31, 2006 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months ended March 31, 2006 and 2005.

At March 31, 2006, Southern Company had $2.6 billion notional amount of interest rate derivatives outstanding with net fair value gains of $25.9 million as follows:

Fair Value Hedges

Fair Value Gain
				Hedge	(Loss)
	Notional	Fixed Rate	Variable	Maturity	March 31, 2006
	Amount	Received	Rate Paid	Date	(in millions)

Southern Company	$400 million	5.30%	6-month LIBOR (in arrears) less 0.103%	February 2007	$0.3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Cash Flow Hedges

					Fair Value
			Weighted Average	Hedge	Gain (Loss)
	Notional	Variable Rate	Fixed Rate	Maturity	March 31, 2006
	Amount	Received	Paid	Date	(in millions)

Alabama Power	$536 million	BMA Index	2.01%	January 2007	$7.2
Alabama Power	$195 million	3-month LIBOR	1.89%	April 2006	1.3
Georgia Power*	$300 million	3-month LIBOR	5.75%	July 2037	7.3
Georgia Power**	$400 million	Floating	3.20–3.85%	December 2007	1.3
Georgia Power	$225 million	3-month LIBOR	5.29%	March 2017	2.1
Georgia Power	$150 million	3-month LIBOR	5.30%	December 2016	1.3
Georgia Power	$300 million	1-month LIBOR	2.68%	June 2007	3.2
Savannah Electric	$14 million	BMA Index	2.50%	December 2007	0.3
Savannah Electric	$30 million	3-month LIBOR	4.69%	May 2016	1.6

*	Interest rate collar (showing rate cap percentage)

**	Series of interest rate collars with variable rate based on one-month LIBOR (showing range of rate cap percentage)
For the next twelve month period ending March 31, 2007, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from Accumulated Other Comprehensive Income to Interest Expense.

(in millions)

Alabama Power	$8.8
Georgia Power	1.5
Gulf Power	(0.3)
Savannah Electric	0.3
Southern Power	(12.1)
Southern Company	$(1.8)
(G)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month periods ending March 31, 2006 and 2005 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
PENSION PLANS	Company	Power	Power	Power	Power	Electric

Three Months Ended March 31, 2006

Service cost	$38	$9	$12	$2	$2	$1
Interest cost	75	19	28	3	3	2
Expected return on plan assets	(114)	(35)	(45)	(5)	(4)	(1)
Recognized net (gain)/loss	4	1	1	—	—	—
Net amortization	7	2	2	—	—	—

Net cost (income)	$10	$(4)	$(2)	$—	$1	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Three Months Ended March 31, 2005

Service cost	$36	$8	$11	$2	$2	$1
Interest cost	72	19	27	3	3	1
Expected return on plan assets	(116)	(35)	(46)	(5)	(5)	(1)
Recognized net (gain)/loss	3	1	1	—	—	—
Net amortization	5	2	2	—	—	—

Net cost (income)	$—	$(5)	$(5)	$—	$—	$1

POSTRETIREMENT PLANS	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
	Company	Power	Power	Power	Power	Electric

Three Months Ended March 31, 2006

Service cost	$7	$2	$3	$—	$—	$—
Interest cost	25	6	10	1	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—	—
Net amortization	11	3	5	—	—	—

Net cost (income)	$31	$7	$12	$1	$1	$1

Three Months Ended March 31, 2005

Service cost	$7	$2	$3	$—	$—	$—
Interest cost	24	7	10	1	1	1
Expected return on plan assets	(11)	(4)	(6)	—	—	—
Net amortization	9	2	5	—	—	—

Net cost (income)	$29	$7	$12	$1	$1	$1

(H)	See Note 3 to the financial statements of Georgia Power and Savannah Electric under “Merger” and “Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for information on the proposed merger of Savannah Electric into Georgia Power and its impact on retail fuel cost recovery. As of the end of March 2006, Savannah Electric had an under recovered fuel balance of $81 million, and Georgia Power had an under recovered fuel balance of about $784 million, including approximately $392 million related to fuel used since June 2005. In March 2006, Georgia Power and Savannah Electric filed a combined request with the Georgia PSC to change the fuel cost recovery rate.

The case seeks approval of a fuel cost recovery rate based upon future fuel cost projections for the combined Georgia Power and Savannah Electric generating fleet as well as the under recovered balances existing at June 30, 2006. The new fuel cost recovery rate would be billed beginning in July 2006 to all Georgia Power customers, including the existing Savannah Electric customers, pending completion of the merger. Under recovered amounts as of the date of the merger will be paid by the appropriate customer groups. The proposed fuel rates are based on an amortization period of 35 months for Georgia Power customers and 41 months for former Savannah Electric territory customers.

Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any increase in the billing factor will have no significant effect on Georgia Power’s revenues or net income, but will increase cash flow.

(I)	See Note 1 to the financial statements of Southern Company and Mississippi Power under “Storm Damage Reserves” and “Provision for Property Damage,” respectively, in Item 8 of the Form 10-K for information on how Mississippi Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. Hurricane Katrina hit the coast of Florida, Alabama, Mississippi, and Louisiana on August 29, 2005, causing substantial damage. Prior to Hurricane Katrina, Mississippi Power had a balance of approximately $3 million in its property reserve. In October 2005, the Mississippi PSC issued an Interim Accounting Order requiring Mississippi Power to recognize a regulatory asset in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs, including both operation and maintenance expenditures and capital additions. The balance in the regulatory asset account at March 31, 2006 is $234.5 million, which is net of insurance proceeds of $76.4 million. These costs include approximately $164.4 million of capital additions and $151.5 million of operation and maintenance expenditures.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In December 2005, Mississippi Power filed with the Mississippi PSC a detailed review of all Hurricane Katrina restoration costs as required in the Interim Accounting Order. Mississippi Power is currently working with the Mississippi PSC to establish a method to recover all such prudently incurred costs, while minimizing the impact on Mississippi Power’s customers. The Department of Defense emergency supplemental appropriations bill, enacted in December 2005 to address restoration efforts related to hurricanes in the Gulf of Mexico, provides $11 billion in disaster relief for the States of Mississippi, Louisiana, and Alabama. In the State of Mississippi, $300 million in grant assistance in the form of Community Development Block Grants (CDBGs) is expected to be designated for utilities within the state. Mississippi Power will apply for these CDBGs to offset the cost of storm recovery. Mississippi Power is also considering securitization of remaining unrecovered costs as provided for under legislation passed in the State of Mississippi in the first quarter of 2006.

In December 2005, Mississippi Power submitted its annual PEP filing to the Mississippi PSC. Ordinarily, PEP limits annual rate increases to 4%; however, Mississippi Power requested that the Mississippi PSC approve a temporary change to allow it to exceed this cap as a result of the ongoing effects of Hurricane Katrina. Mississippi Power had requested a 5.05%, or $32 million, retail base rate increase to become effective in April 2006. Hearings were held in March 2006 and the full increase was approved by the Mississippi PSC on March 13, 2006. See Note 3 to the financial statements of Southern Company and Mississippi Power under “PSC Matters — Mississippi Power” and “Retail Regulatory Matters — Performance Evaluation Plan” respectively, in Item 8 of the Form 10-K for additional information.

On February 7, 2006, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation. Mississippi Power requested a 12 cent per 1,000 KWH reduction for retail customers. The decrease represents a reduction of approximately $1.3 million per year in annual revenues for Mississippi Power. Hearings were held on April 4, 2006. The Mississippi PSC unanimously approved the decrease at the hearings and issued an order confirming approval on April 21, 2006.

(J)	See Note 5 to the financial statements of Southern Company, Alabama Power, and Savannah Electric in Item 8 of the Form 10-K for information on each company’s effective income tax rate. In accordance with an Alabama PSC-approved accounting order to restore the natural disaster reserve, Alabama Power returned approximately $27.7 million of excess deferred income taxes to its retail customers in 2005. The impact of this entry was a significant reduction in the effective income tax rate for the first quarter of 2005 when compared to the first quarter of 2006 for Alabama Power and Southern Company. For additional information on Alabama Power’s accounting order, see Note 3 to the financial statements of Southern Company and Alabama Power under “Storm Damage Recovery” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K.

In connection with construction on the Plant McIntosh combined cycle units, Savannah Electric recorded a decrease in its income tax expense of $1.0 million in 2005 related to AFUDC equity, which is not taxable. In the first quarter of 2006, Savannah Electric recorded a tax benefit of $0.04 million. Tax expense decreased due to the accounting for several items that are not taxable. The impact of these non-taxable items in the first quarter of 2006 and the AFUDC in the first quarter of 2005 caused a significant

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
reduction in the effective income tax rate for both quarters for Savannah Electric. For additional information on the Plant McIntosh construction, see Note 3 to the financial statements of Savannah Electric under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K.

Southern Company recorded reserves associated with a potential phase out of its synthetic fuel tax credits of $18.6 million for the three months ended March 31, 2006. The impact of these reserves caused an increase in the effective tax rate in the first quarter of 2006 compared to the same period in 2005 for Southern Company.

(K)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the five retail operating companies and Southern Power. Net income and total assets for discontinued operations are included in the “Reconciling Eliminations” column. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the retail operating companies were $87 million and $112 million for the three months ended March 31, 2006 and for the three months ended March 31, 2005, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Retail
	Operating	Southern			All	Reconciling
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2006:
Operating revenues	$2,964	$140	$(107)	$2,997	$104	$(38)	$3,063
Segment net income (loss)	239	20	—	259	1	2	262
Total assets at March 31, 2006	$36,492	$2,241	$(88)	$38,645	$1,789	(457)	$39,977

Three Months Ended March 31, 2005:
Operating revenues	$2,697	$153	$(133)	$2,717	$96	$(26)	$2,787
Segment net income (loss)	266	23	—	289	30	4	323
Total assets at December 31, 2005	$36,335	$2,303	$(179)	$38,459	$1,751	(333)	$39,877

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2006	$2,471	$415	$111	$2,997
Three Months Ended March 31, 2005	2,269	347	101	2,717

  PART II —  OTHER INFORMATION

Item 1.	Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.

Item 1A.	Risk Factors.
See Item 1A. RISK FACTORS in Part I of the Form 10-K for the year ended December 31, 2005 for a discussion of the risk factors of the Southern Company and the subsidiary registrants. For the quarter ended March 31, 2006, there have been no material changes to these risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
2006	Purchased (a)	Paid Per Share	Programs	Programs (a)

January 1 - January 31	3,363	$34.82	3,363	N/A

February 1 - February 28	—	—	—	N/A

March 1 - March 31	—	—	—	N/A

Total	3,363	$34.82	3,363	N/A

(a)	In fiscal year 2004, Southern Company announced that it planned to engage an agent in fiscal year 2005 to repurchase shares of its common stock to offset shares issued in connection with the exercise of stock options under the Southern Omnibus Incentive Compensation Plan (Omnibus Plan). In May 2005, Southern Company engaged an agent to (i) begin repurchasing shares of Southern Company common stock to offset the 6,273,876 shares of common stock issued from January 2005 through May 2005 in connection with the exercise of stock options under the Omnibus Plan and (ii) repurchase shares of Southern Company common stock on an ongoing basis to offset additional shares issued in connection with the exercise of stock options under the Omnibus Plan. As of March 31, 2006, Southern Company has repurchased a total of 10,070,321 shares. In January 2006, Southern Company’s program to repurchase shares of stock to offset issuances under the Southern Company’s stock compensation plans was discontinued.

Item 6. Exhibits.
(3) Articles of Incorporation and By-Laws
Alabama Power

(b)1	-	Amendment to Charter of Alabama Power dated May 1, 2006.
(4) Instruments Describing Rights of Security Holders, Including Indentures
Alabama Power

(b)1	-	Thirty-Fifth Supplemental Indenture to Senior Note Indenture dated as of March 15, 2006, providing for the issuance of the Series II Senior Notes. (Designated in Form 8-K dated March 9, 2006, File No. 1-3164, as Exhibit 4.2.)
(10) Material Contracts
Southern Company

(a)1	-	Second Amendment effective March 1, 2006 to The Southern Company Deferred Compensation Plan.

(a)2	-	First Amendment effective March 1, 2006 to The Southern Company Supplemental Executive Retirement Plan.

(a)3	-	Second Amendment effective March 1, 2006 to The Southern Company Supplemental Benefit Plan.
Alabama Power

(b)1	-	Second Amendment effective March 1, 2006 to The Southern Company Deferred Compensation Plan. See Exhibit 10(a)1 herein.

(b)2	-	First Amendment effective March 1, 2006 to The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)2 herein.

(b)3	-	Second Amendment effective March 1, 2006 to The Southern Company Supplemental Benefit Plan. See Exhibit 10(a)3 herein.
Georgia Power

(c)1	-	Second Amendment effective March 1, 2006 to The Southern Company Deferred Compensation Plan. See Exhibit 10(a)1 herein.

(c)2	-	First Amendment effective March 1, 2006 to The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)2 herein.

(c)3	-	Second Amendment effective March 1, 2006 to The Southern Company Supplemental Benefit Plan. See Exhibit 10(a)3 herein.

Item 6. Exhibits. (continued)
Gulf Power

(d)1	-	Second Amendment effective March 1, 2006 to The Southern Company Deferred Compensation Plan. See Exhibit 10(a)1 herein.

(d)2	-	First Amendment effective March 1, 2006 to The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)2 herein.

(d)3	-	Second Amendment effective March 1, 2006 to The Southern Company Supplemental Benefit Plan. See Exhibit 10(a)3 herein.
Mississippi Power

(e)1	-	Second Amendment effective March 1, 2006 to The Southern Company Deferred Compensation Plan. See Exhibit 10(a)1 herein.

(e)2	-	First Amendment effective March 1, 2006 to The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)2 herein.

(e)3	-	Second Amendment effective March 1, 2006 to The Southern Company Supplemental Benefit Plan. See Exhibit 10(a)3 herein.
Savannah Electric

(f)1	-	Second Amendment effective March 1, 2006 to The Southern Company Deferred Compensation Plan. See Exhibit 10(a)1 herein.

(f)2	-	First Amendment effective March 1, 2006 to The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)2 herein.

(f)3	-	Second Amendment effective March 1, 2006 to The Southern Company Supplemental Benefit Plan. See Exhibit 10(a)3 herein.
(24) Power of Attorney and Resolutions
Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)
Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)
Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Item 6. Exhibits. (continued)
Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)
Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)
Savannah Electric

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)
Southern Power

(g)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)
(31) Section 302 Certifications
Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Savannah Electric

(f)1	-	Certificate of Savannah Electric’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Savannah Electric’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Southern Power

(g)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(g)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certifications
Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)
Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Savannah Electric

(f)	-	Certificate of Savannah Electric’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Southern Power

(g)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By	Thomas A. Fanning
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: May 4, 2006

ALABAMA POWER COMPANY
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ALABAMA POWER COMPANY
By	Charles D. McCrary
President and Chief Executive Officer (Principal Executive Officer)

By	Art P. Beattie
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: May 4, 2006

GEORGIA POWER COMPANY
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GEORGIA POWER COMPANY
By	Michael D. Garrett
President and Chief Executive Officer (Principal Executive Officer)

By	Cliff S. Thrasher
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: May 4, 2006

GULF POWER COMPANY
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GULF POWER COMPANY
By	Susan N. Story
President and Chief Executive Officer (Principal Executive Officer)

By	Ronnie R. Labrato
Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: May 4, 2006

MISSISSIPPI POWER COMPANY
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY
By	Anthony J. Topazi
President and Chief Executive Officer (Principal Executive Officer)

By	Frances V. Turnage
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: May 4, 2006

SAVANNAH ELECTRIC AND POWER COMPANY
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SAVANNAH ELECTRIC AND POWER COMPANY
By	W. Craig Barrs
President and Chief Executive Officer (Principal Executive Officer)

By	Kirby R. Willis
Vice President, Treasurer, Chief Financial Officer and Assistant Corporate Secretary (Principal Financial and Accounting Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: May 4, 2006

SOUTHERN POWER COMPANY
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SOUTHERN POWER COMPANY
By	Ronnie L. Bates
President and Chief Executive Officer (Principal Executive Officer)

By	Michael W. Southern
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date: May 4, 2006