Form 10-Q
period 2008-03-31
ALABAMA POWER CO; SOUTHERN POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SOUTHERN CO
filed 2008-05-07
CIK 3153, 1160661, 41091, 44545, 66904, 92122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(A Delaware Corporation)
30 Ivan Allen Jr. Boulevard, N.W.
Atlanta, Georgia 30308
(404) 506-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

	Large			Smaller
	Accelerated	Accelerated	Non-accelerated	Reporting
Registrant	Filer	Filer	Filer	Company
The Southern Company	X
Alabama Power Company			X
Georgia Power Company			X
Gulf Power Company			X
Mississippi Power Company			X
Southern Power Company			X
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐ No ☑ (Response applicable to all registrants.)

	Description of	Shares Outstanding
Registrant	Common Stock	at March 31, 2008
The Southern Company	Par Value $5 Per Share	767,212,302
Alabama Power Company	Par Value $40 Per Share	21,725,000
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	1,792,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

		Page
		Number
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	130
Item 1A.	Risk Factors	130
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	131
	Signatures	134

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
Dalton Utilities	The City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light and Sinking Fund Commissioners
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2007
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
MEAG Power	Municipal Electric Authority of Georgia
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
MW	Megawatt
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OPC	Oglethorpe Power Corporation
PEP	Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP	Alabama Power’s certified new plant rate mechanism
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
Rate NDR	Alabama Power’s natural disaster recovery rate mechanism
Rate RSE	Alabama Power’s rate stabilization and equilization rate mechanism
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
SFAS No. 157	FASB Statement No. 157, “Fair Value Measurement”

DEFINITIONS
(continued)

Term	Meaning
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
Stone & Webster	Stone & Webster, Inc.
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales growth, customer growth, storm damage cost recovery and repairs, fuel cost recovery, environmental regulations and expenditures, earnings growth, dividend payout ratios, access to sources of capital, projections for postretirement benefit trust contributions, financing activities, completion of construction projects, plans and estimated costs for new generation resources, impacts of adoption of new accounting rules, costs of implementing the IIC settlement with the FERC, cash flow impact of the Economic Stimulus Act of 2008 on tax payments in 2008, unrecognized tax benefits related to leveraged lease transactions, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of water quality and emissions of sulfur, nitrogen, mercury, carbon, soot, or particulate matter and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity, including those relating to weather, the general economy, population and business growth (and declines), and the effects of energy conservation measures;

•	available sources and costs of fuels;

•	effects of inflation;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and storm restoration cost recovery;

•	regulatory approvals related to the potential Plant Vogtle expansion, including Georgia PSC and NRC approvals;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as an avian influenza, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY AND
SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Revenues:
Retail revenues	$3,005,614	$2,743,811
Wholesale revenues	513,662	480,699
Other electric revenues	130,190	121,294
Other revenues	33,444	62,865

Total operating revenues	3,682,910	3,408,669

Operating Expenses:
Fuel	1,451,943	1,316,519
Purchased power	92,904	64,073
Other operations	590,426	565,372
Maintenance	306,391	281,995
Depreciation and amortization	343,885	306,344
Taxes other than income taxes	189,272	183,039

Total operating expenses	2,974,821	2,717,342

Operating Income	708,089	691,327
Other Income and (Expense):
Allowance for equity funds used during construction	40,585	20,174
Interest income	9,805	10,555
Equity in income (losses) of unconsolidated subsidiaries	328	(6,735)
Leveraged lease income	10,925	9,862
Interest expense, net of amounts capitalized	(217,109)	(217,850)
Preferred and preference dividends of subsidiaries	(16,195)	(10,129)
Other income (expense), net	914	(2,931)

Total other income and (expense)	(170,747)	(197,054)

Earnings Before Income Taxes	537,342	494,273
Income taxes	178,138	155,584

Consolidated Net Income	$359,204	$338,689

Common Stock Data:
Earnings per share-
Basic	$0.47	$0.45
Diluted	$0.47	$0.45
Average number of shares of common stock outstanding (in thousands)
Basic	766,150	750,259
Diluted	770,322	755,352
Cash dividends paid per share of common stock	$0.4025	$0.3875
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Activities:
Consolidated net income	$359,204	$338,689
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	407,690	363,903
Deferred income taxes and investment tax credits	(2,342)	53,433
Deferred revenues	33,446	(5,583)
Allowance for equity funds used during construction	(40,585)	(20,174)
Equity in losses of unconsolidated subsidiaries	(328)	6,735
Leveraged lease income	(10,925)	(9,862)
Pension, postretirement, and other employee benefits	30,916	19,992
Stock option expense	13,427	20,554
Derivative fair value adjustments	14,380	(5,932)
Hedge settlements	27,180	(3,923)
Other, net	(7,239)	(4,475)
Changes in certain current assets and liabilities —
Receivables	188,538	161,960
Fossil fuel stock	(53,305)	(63,438)
Materials and supplies	(22,762)	(7,077)
Other current assets	(61,320)	(63,751)
Accounts payable	(114,636)	(92,238)
Accrued taxes	13,865	(100,356)
Accrued compensation	(265,386)	(325,500)
Other current liabilities	10,213	(1,107)

Net cash provided from operating activities	520,031	261,850

Investing Activities:
Property additions	(1,012,907)	(742,384)
Distribution of restricted cash from pollution control bonds	35,716	—
Nuclear decommissioning trust fund purchases	(160,752)	(167,193)
Nuclear decommissioning trust fund sales	153,872	160,313
Investment in unconsolidated subsidiaries	(2,780)	(11,423)
Cost of removal, net of salvage	(25,581)	(22,870)
Other	17,191	(4,315)

Net cash used for investing activities	(995,241)	(787,872)

Financing Activities:
Decrease in notes payable, net	(100,215)	(299,583)
Proceeds —
Long-term debt	930,000	1,350,000
Common stock	132,107	167,509
Redemptions —
Long-term debt	(4,653)	(405,210)
Preferred stock	(125,000)	—
Payment of common stock dividends	(307,960)	(290,292)
Other	(770)	(1,759)

Net cash provided from financing activities	523,509	520,665

Net Change in Cash and Cash Equivalents	48,299	(5,357)
Cash and Cash Equivalents at Beginning of Period	200,550	166,846

Cash and Cash Equivalents at End of Period	$248,849	$161,489

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $21,800 and $12,259 capitalized for 2008 and 2007, respectively)	$197,570	$181,712
Income taxes (net of refunds)	$3,719	$(19,257)
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$248,849	$200,550
Restricted cash	32,442	68,013
Receivables —
Customer accounts receivable	988,001	999,264
Unbilled revenues	297,251	294,487
Under recovered regulatory clause revenues	667,391	715,744
Other accounts and notes receivable	294,072	347,573
Accumulated provision for uncollectible accounts	(23,217)	(22,142)
Fossil fuel stock, at average cost	763,886	709,823
Materials and supplies, at average cost	738,779	725,001
Vacation pay	133,926	134,806
Prepaid expenses	216,911	147,903
Other	467,709	411,210

Total current assets	4,826,000	4,732,232

Property, Plant, and Equipment:
In service	47,719,321	47,175,717
Less accumulated depreciation	17,690,685	17,412,658

	30,028,636	29,763,059
Nuclear fuel, at amortized cost	423,370	336,129
Construction work in progress	3,551,358	3,227,605

Total property, plant, and equipment	34,003,364	33,326,793

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,064,197	1,131,798
Leveraged leases	995,400	984,441
Other	222,548	237,400

Total other property and investments	2,282,145	2,353,639

Deferred Charges and Other Assets:
Deferred charges related to income taxes	927,458	910,402
Prepaid pension costs	2,399,735	2,368,798
Unamortized debt issuance expense	194,831	190,700
Unamortized loss on reacquired debt	283,537	288,973
Deferred under recovered regulatory clause revenues	318,089	388,945
Other regulatory assets	842,186	769,226
Other	518,408	459,172

Total deferred charges and other assets	5,484,244	5,376,216

Total Assets	$46,595,753	$45,788,880

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholders’ Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$1,243,616	$1,177,889
Notes payable	1,171,242	1,271,457
Accounts payable	1,152,838	1,213,766
Customer deposits	283,786	273,800
Accrued taxes —
Income taxes	380,072	216,836
Other	177,480	329,895
Accrued interest	222,566	217,883
Accrued vacation pay	167,528	170,574
Accrued compensation	145,433	407,543
Other	498,050	351,017

Total current liabilities	5,442,611	5,630,660

Long-term Debt	14,887,512	14,143,114

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,831,898	5,838,674
Deferred credits related to income taxes	267,411	272,181
Accumulated deferred investment tax credits	473,345	479,302
Employee benefit obligations	1,525,566	1,492,472
Asset retirement obligations	1,200,297	1,200,094
Other cost of removal obligations	1,312,585	1,307,732
Other regulatory liabilities	1,649,585	1,613,004
Other	359,762	346,371

Total deferred credits and other liabilities	12,620,449	12,549,830

Total Liabilities	32,950,572	32,323,604

Preferred and Preference Stock of Subsidiaries	1,081,863	1,080,248

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — March 31, 2008: 767,624,255 Shares;
— December 31, 2007: 763,502,427 Shares
Treasury — March 31, 2008: 411,953 Shares;
— December 31, 2007: 398,746 Shares
Par value	3,838,068	3,817,453
Paid-in capital	1,587,414	1,454,288
Treasury, at cost	(11,799)	(11,143)
Retained earnings	7,201,511	7,154,596
Accumulated other comprehensive loss	(51,876)	(30,166)

Total Common Stockholders’ Equity	12,563,318	12,385,028

Total Liabilities and Stockholders’ Equity	$46,595,753	$45,788,880

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Consolidated Net Income	$359,204	$338,689
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(13,988) and $(1,567), respectively	(22,251)	(2,468)
Reclassification adjustment for amounts included in net income, net of tax of $1,778 and $1,259, respectively	2,775	2,204
Marketable securities:
Change in fair value, net of tax of $(2,137) and $818, respectively	(3,101)	1,307
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $259 and $246, respectively	411	438

Total other comprehensive income (loss)	(22,166)	1,481

COMPREHENSIVE INCOME	$337,038	$340,170

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2008 vs. FIRST QUARTER 2007
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – and Southern Power. The traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, and manages generation assets and sells electricity at market-based rates in the wholesale market. Southern Company’s other business activities include investments in leveraged lease projects, telecommunications, and energy-related services. For additional information on these businesses, see BUSINESS – The Southern Company System – “Traditional Operating Companies,” “Southern Power,” and “Other Businesses” in Item 1 of the Form 10-K.
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$20.5	6.1

Southern Company’s first quarter 2008 earnings were $359.2 million ($0.47 per share) compared to $338.7 million ($0.45 per share) for the first quarter 2007. The increase in earnings for the first quarter 2008 when compared to the same period in 2007 resulted primarily from retail base rate increases at Alabama Power and Georgia Power and an increase in contributions from market-response rates to large commercial and industrial customers. The first quarter increase was partially offset by higher other operations and maintenance expenses and higher depreciation and amortization.
Retail Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$261.8	9.5

In the first quarter 2008, retail revenues were $3.01 billion compared to $2.74 billion in the same period in 2007. Details of the change to retail revenues follow:

	First Quarter
	2008
	(in millions)	% change
Retail – prior year	$2,743.8
Estimated change in —
Rates and pricing	131.9	4.8
Sales growth	22.5	0.8
Weather	1.1	0.1
Fuel and other cost recovery	106.3	3.8

Retail – current year	$3,005.6	9.5%

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues associated with changes in rates and pricing increased in the first quarter 2008 when compared to the same period in 2007 primarily as a result of retail base rate increases at Alabama Power and Georgia Power and an increase in revenues from market-response rates to large commercial and industrial customers.
Revenues attributable to changes in sales growth increased in the first quarter 2008 when compared to the same period in 2007 due to a 1.4% increase in retail KWH sales resulting primarily from a 1.1% increase in customer growth and a 1.3% increase in electricity usage among commercial customers in the first quarter 2008 as compared to the first quarter 2007. For the first quarter 2008, residential KWH sales increased 1.9%, commercial KWH sales increased 1.9%, and industrial KWH sales increased 0.6%.
Revenues resulting from changes in weather were flat due to near normal weather in the first quarters of 2008 and 2007.
Fuel and other cost recovery revenues increased $106.3 million in the first quarter 2008 when compared to the same period in 2007. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$33.0	6.9

In the first quarter 2008, wholesale revenues were $513.7 million compared to $480.7 million in the same period in 2007. The increase was primarily a result of a rise in fuel revenues due to a 9.6% increase in the average unit cost of fuel per net KWH generated. Also contributing to the increase were higher revenues associated with new and existing wholesale contracts. The first quarter increase was partially offset by lower revenues from short-term opportunity sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above Southern Company’s variable cost to produce the energy.
Other Electric Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$8.9	7.3

In the first quarter 2008, other electric revenues were $130.2 million compared to $121.3 million in the same period in 2007. The increase was primarily a result of a $3.1 million increase in revenues from co-generation facilities due to higher natural gas prices, an increase in transmission revenues of $2.8 million, and an increase in outdoor lighting revenues of $1.9 million.
Other Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(29.5)	(46.8)

In the first quarter 2008, other revenues were $33.4 million compared to $62.9 million in the same period in 2007. The decrease was primarily a result of a $16.5 million decrease in fuel procurement service revenues following a contract termination in February 2007, a $4.7 million decrease in telecommunication service

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
revenues related to lower average revenue per subscriber and fewer subscribers due to increased competition within the industry, and a $2.3 million decrease in revenues at a subsidiary that provides energy-related services.
Fuel and Purchased Power Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Fuel	$135.4	10.3
Purchased power	28.8	45.0

Total fuel and purchased power expenses	$164.2

Fuel and purchased power expenses for the first quarter 2008 were $1.54 billion compared to $1.38 billion for the corresponding period in 2007. The increase in fuel and purchased power expenses was due to a $135.3 million net increase in the average cost of fuel and purchased power, primarily related to a 12.8% increase in the cost of coal per net KWH generated. Also contributing to the increase was a $28.9 million net increase related to total KWHs generated and purchased when compared to the same period in 2007.
Increases in fuel expense at the traditional operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.
Details of Southern Company’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2008	2007	Change
	(cents per net KWH)
Fuel	3.07	2.80	9.6
Purchased power	5.60	5.10	9.8

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.
Other Operations and Maintenance Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Other operations	$25.0	4.4
Maintenance	24.4	8.7

Total other operations and maintenance expenses	$49.4

In the first quarter 2008, other operations and maintenance expenses were $896.8 million compared to $847.4 million in the same period in 2007. The increase in other operations and maintenance expenses was primarily a result of a $28.0 million increase in fossil and hydro expenses due to costs incurred for scheduled outages and maintenance of fossil and hydro generating units; an $11.6 million increase in nuclear expenses due to costs incurred for scheduled outages and maintenance of nuclear generating units; and a $9.3 million increase in customer account expenses largely related to increases in records and collections expenses and meter reading expenses.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$37.6	12.3

In the first quarter 2008, depreciation and amortization was $343.9 million compared to $306.3 million in the same period in 2007. The increase in depreciation and amortization resulted primarily from an increase in plant in service related to environmental, transmission, and distribution projects mainly at Alabama Power and Georgia Power.
Allowance for Equity Funds Used During Construction

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$20.4	101.2

In the first quarter 2008, allowance for equity funds used during construction was $40.6 million compared to $20.2 million in the same period in 2007. The increase was a result of additional investments in environmental projects mainly at Alabama Power and Georgia Power, and generation facilities at Georgia Power.
Equity in Income (Losses) of Unconsolidated Subsidiaries

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$7.0	104.9

In the first quarter 2008, equity in income (losses) of unconsolidated subsidiaries was $0.3 million compared to $(6.7) million for the same period in 2007. The increase in the first quarter 2008 when compared with the same period in 2007 was primarily a result of Southern Company terminating, in December 2007, its investment in synthetic fuel production facilities which had generated operating losses.
Interest Expense, Net of Amounts Capitalized

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(0.8)	(0.3)

Interest expense, net of amounts capitalized, was $217.1 million in the first quarter 2008 compared to $217.9 million for the corresponding period in 2007. This decrease is primarily the result of $9.7 million related to lower average interest rates on existing variable rate debt and $9.5 million more capitalized interest in the first quarter 2008 compared to the first quarter 2007. These decreases were mostly offset by an $18.4 million increase associated with $795 million in additional debt outstanding at March 31, 2008 compared to March 31, 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Preferred and Preference Dividends of Subsidiaries

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$6.1	59.9

Preferred and preference dividends of subsidiaries were $16.2 million for the first quarter 2008 compared to $10.1 million for the corresponding period in 2007. This increase is primarily related to the issuance of $470 million of preference stock in September and October 2007, partially offset by the redemption of $125 million of preferred stock in January 2008. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
Income Taxes

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$22.5	14.5

Income taxes for the first quarter 2008 were $178.1 million compared to $155.6 million for the corresponding period in 2007. The increase was due to higher pre-tax earnings and the unavailability of net synthetic fuel tax credits in the first quarter 2008 compared to the same period in 2007.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the traditional operating companies’ ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Other major factors include profitability of the competitive wholesale supply business and federal regulatory policy (including the FERC’s market-based rate proceeding), which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. In addition, the level of future earnings for the wholesale supply business also depends on numerous factors including creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form
10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters” in Item 8 of the Form 10-K for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Southern Company’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for additional information regarding executive orders issued by the Governor of the State of Florida addressing reduction of greenhouse gas emissions within the state. On April 30, 2008, the Florida legislature enacted comprehensive energy-related legislation that includes authorization for the Florida Department of Environmental Protection to adopt rules for a cap-and-trade regulatory program to address greenhouse gas emissions from electric utilities, conditioned upon their ratification by the legislature no sooner than the 2010 legislative session. This legislation, which has not yet been signed by the Governor, also authorizes the Florida PSC to adopt a renewable portfolio standard for public utilities, subject to legislative ratification. The impact of this legislation on Southern Company will depend on the development, adoption, legislative ratification, implementation, and potential legal challenges in connection with rules governing greenhouse gas emissions and mandates regarding the use of renewable energy, and the ultimate outcome cannot be determined at this time.
FERC and State PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Over the past several years, the traditional operating companies have continued to experience higher than expected fuel costs for coal, natural gas, and uranium. These higher fuel costs have resulted in under recovered fuel costs included in the balance sheets of approximately $957 million at March 31, 2008 as compared to $1.1 billion at December 31, 2007. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies continuously monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
In February 2008, Georgia Power filed a request with the Georgia PSC to change the fuel cost recovery rate effective June 1, 2008. If approved as filed, total annual fuel billings will increase by $222 million. The Georgia PSC is scheduled to rule on the request May 20, 2008. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Base Load Construction Legislation
In the 2008 regular session of the Mississippi legislature, a bill was introduced to enhance the Mississippi PSC’s authority to facilitate development and construction of base load generation in the State of Mississippi. The bill, passed by the legislature on April 16, 2008 and awaiting approval by the Governor, authorizes, but does not require, the Mississippi PSC to include in retail base rates, prior to and during construction, all or a portion of the prudently incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. The bill also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the bill authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery for costs incurred in connection with such cancelled generating plant.
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Leveraged Lease Transactions” of Southern Company in Item 7 of the Form 10-K for information regarding pending litigation and proposed legislation related to the sale-in-lease-out (SILO) transactions. Also see Note 1 to the financial statements of Southern Company under “Income and Other Taxes” and Note 5 to the financial statements of Southern Company under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K for information regarding Southern Company’s unrecognized tax benefit related to the SILO litigation. The IRS challenged Southern Company’s deductions related to three international lease transactions in connection with its audits of Southern Company’s 2000 through 2003 tax returns. Southern Company is continuing to pursue resolution of these matters; however, the ultimate outcome cannot now be determined. In accordance with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FASB Staff Position No. 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” Southern Company will continue to evaluate the SILO transactions and the projected timing of income tax cash flows in light of Southern Company’s pending litigation, other recent court decisions involving lease-in-lease-out  and SILO transactions, and proposed legislation. As a result, it is reasonably possible that the amount of the unrecognized tax benefit could significantly change within the next 12 months. The ultimate impact on Southern Company’s net income and cash flow will be dependent on the outcome of the pending litigation, other court decisions, and proposed legislation, but could be significant, and potentially material.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. Southern Company is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $120 million and $215 million.
Construction Projects
Integrated Coal Gasification Combined Cycle
As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent upon meeting the certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to another Southern Company project that would have been located in Orlando, Florida. The Orlando project was cancelled in 2007.
In December 2006, the Mississippi PSC approved Mississippi Power’s request for accounting treatment of the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. The Mississippi PSC gave Mississippi Power the authority to create and recognize a regulatory asset for such costs. In December 2007, Mississippi Power reported to the Mississippi PSC an updated estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At March 31, 2008, Mississippi Power had spent $25.3 million, of which $2.7 million related to land purchases capitalized. The retail portion of $16.4 million was deferred in other regulatory assets and the wholesale portion of $6.2 million was expensed. The retail portion of these costs will be charged to and remain as a regulatory asset until the Mississippi PSC determines the prudence and ultimate recovery of such costs, which decision is expected by January 2009. The balance of such regulatory asset is included in Mississippi Power’s rate base for retail ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds. The Mississippi PSC, in its discretion, may exercise its additional rate authority granted to the Mississippi PSC in the Mississippi base load construction legislation if such legislation is signed by the Governor and if the project proceeds. See “FERC and State PSC Matters – Mississippi Base Load Construction Legislation” herein for additional information.
The final outcome of this matter cannot now be determined.
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction Projects – Nuclear” of Southern Company in Item 7 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In August 2006, Southern Nuclear, on behalf of Georgia Power, OPC, MEAG Power, and Dalton Utilities (collectively, Owners), filed an application with the NRC for an early site permit approving two additional nuclear units on the site of Plant Vogtle. In March 2008, Southern Nuclear filed an application with the NRC for a combined construction and operating license (COL) for the new units.
On April 8, 2008, Georgia Power, acting for itself and as agent for the Owners, and a consortium consisting of Westinghouse and Stone & Webster (collectively, Consortium) entered into an engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle (Vogtle 3 and 4 Agreement).
The Vogtle 3 and 4 Agreement is an arrangement whereby the Consortium supplies and constructs the entire facility with the exception of certain items provided by the Owners. Under the terms of the Vogtle 3 and 4 Agreement, the Owners will pay a purchase price that will be subject to certain price escalation and adjustments, adjustments for change orders, and performance bonuses. Each Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Consortium under the Vogtle 3 and 4 Agreement. Georgia Power’s proportionate share, based on its current ownership interest, is 45.7%. Under the terms of a separate joint development agreement, the Owners must finalize their ownership percentages by July 2, 2008, except for allowed changes, under certain limited circumstances, during the Georgia PSC certification process.
Georgia Power submitted its self-build nuclear proposal to the Georgia PSC on May 1, 2008 in connection with its 2016-2017 baseload capacity request for proposals (RFP). No other responses to the RFP were received. Georgia Power will work with the Georgia PSC’s Independent Evaluator to finalize information required for certification, including updated fossil fuel and generation technology costs, before submitting a final recommendation on August 1, 2008 for the Georgia PSC’s approval. A final certification decision is expected in March 2009.
If certified by the Georgia PSC and licensed by the NRC, Vogtle Units 3 and 4 are scheduled to be placed in service in 2016 and 2017, respectively. The total plant value to be placed in service will also include financing costs for each of the Owners, the impacts of inflation on costs, and transmission and other costs that are the responsibility of the Owners. Georgia Power’s proportionate share of the estimated in-service costs, based on its current ownership interest, is approximately $6.4 billion, subject to adjustments and performance bonuses under the Vogtle 3 and 4 Agreement.
The Owners and the Consortium have agreed to certain liquidated damages upon the Consortium’s failure to comply with the schedule and performance guarantees. The Owners and the Consortium also have agreed to certain bonuses payable to the Consortium for early completion and unit performance. The Consortium’s liability to the Owners for schedule and performance liquidated damages and warranty claims is subject to a cap.
The obligations of Westinghouse and Stone & Webster under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and The Shaw Group, Inc., respectively. In the event of certain credit rating downgrades of any Owner, such Owner will be required to provide a letter of credit or other credit enhancement.
The Vogtle 3 and 4 Agreement is subject to certification by the Georgia PSC. In addition, the Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Consortium. The Consortium may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including delays in receipt of the COL or delivery of full notice to proceed, certain Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Owners, Owner insolvency, and certain other events.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
Southern Company is involved in various other matters being litigated, regulatory matters, and certain tax-related issues that could affect future earnings. In addition, Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. Southern Company’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES - “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Leveraged Leases.
New Accounting Standards
Business Combinations
In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations (SFAS No. 141R). SFAS No. 141R, when adopted, will significantly change the accounting for business combinations, specifically the accounting for contingent consideration, contingencies, acquisition costs, and restructuring costs. Southern Company plans to adopt SFAS No. 141R on January 1, 2009. It is likely that the adoption of SFAS No. 141R will have a significant impact on the accounting for any business combinations completed by Southern Company after January 1, 2009.
In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
deconsolidation. Southern Company plans to adopt SFAS No. 160 on January 1, 2009. Southern Company is currently assessing its impact, if any.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at March 31, 2008. Net cash provided from operating activities totaled $520 million for the first quarter 2008 compared to $262 million for the first quarter 2007. The $258 million increase in cash provided from operating activities in the first quarter 2008 is primarily due to a reduction in cash outflow for tax payments of $114 million, a decrease in cash used for compensation earned of $60 million, an increase in non-cash depreciation and amortization of $44 million primarily for new plant in service, an increase in cash inflow from accounts receivable of $27 million primarily related to fuel cost recovery, and an increase of $21 million in net income.
Net cash used for investing activities totaled $995 million for the first quarter 2008, an increase of $207 million over the prior period, primarily due to property additions to utility plant. Net cash provided from financing activities totaled $524 million for the first quarter 2008 compared to $521 million for the first quarter 2007 primarily due to the issuance of new long-term debt.
Significant balance sheet changes for the first three months of the year include an increase in total property, plant, and equipment of $677 million and an increase in long-term debt, excluding amounts due within one year, of $744 million used primarily for the repayment of short-term debt, construction expenditures, and general corporate purposes.
The market price of Southern Company’s common stock at March 31, 2008 was $35.61 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $16.38 per share, representing a market-to-book ratio of 217%, compared to $38.75, $16.23, and 239%, respectively, at the end of 2007. The dividend for the first quarter 2008 was $0.4025 per share compared to $0.3875 per share in the first quarter 2007. In April 2008, the dividend was increased to $0.42 for the dividend payable in June 2008.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, and derivative obligations. Approximately $1.2 billion will be required by March 31, 2009 for maturities of long-term debt. In addition, in connection with Georgia Power’s entering into the Vogtle 3 and 4 Agreement, as described under FUTURE EARNINGS POTENTIAL - “Construction Projects” herein, the revised estimated total construction program for Southern Company is $4.4 billion in 2008, $5.2 billion in 2009, and $4.8 billion in 2010. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulation; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
placements, or public offerings. The amount and timing of additional equity capital to be raised in 2008, as well as in subsequent years, will be contingent on Southern Company’s investment opportunities. The traditional operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances, term loans, and short-term borrowings. However, the amount, type, and timing of any financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs, to meet liquidity needs. At March 31, 2008, Southern Company and its subsidiaries had approximately $249 million of cash and cash equivalents and approximately $4.3 billion of unused credit arrangements with banks, of which $841 million expire in 2008, $185 million expire in 2009, and $3.3 billion expire in 2012. Approximately $79 million of the credit facilities expiring in 2008 allow for the execution of term loans for an additional two-year period, and $530 million contain provisions allowing one-year term loans. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the traditional operating companies. At March 31, 2008, the Southern Company system had outstanding commercial paper of $1.0 billion and short-term bank notes of $150 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At March 31, 2008, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $298 million. At March 31, 2008, the maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $1.0 billion. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Southern Company’s operating subsidiaries are also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2008, Southern Company’s total exposure to these types of agreements was approximately $47 million.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, the traditional operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. The traditional operating companies have implemented fuel-hedging programs at the instruction of their respective state PSCs.
The changes in fair value of energy-related derivative contracts and valuations at March 31, 2008 were as follows:

First Quarter
2008
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$4
Contracts realized or settled	10
Current period changes(a)	148

Contracts outstanding at the end of the period, assets (liabilities), net	$162

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivative contracts related to the traditional operating companies’ fuel hedging programs are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. In addition, gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at March 31, 2008 was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory liabilities, net	$183
Accumulated other comprehensive income	(10)
Net income	(11)

Total fair value gain/(loss)	$162

Unrealized pre-tax losses recognized in income for the three months ended March 31, 2008 for energy-related derivative contracts that are not hedges were $14.0 million and were immaterial for the three months ended March 31, 2007.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2008 are as follows:

	March 31, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Level 1	$—	$—	$—
Level 2	162	127	35
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$162	$127	$35

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first three months of 2008, Southern Company’s subsidiaries issued $550 million of senior notes, and Southern Company issued $132 million of common stock through the Southern Investment Plan and employee and director stock plans. In addition, Georgia Power and Mississippi Power entered into long-term bank loans of $300 million and $80 million, respectively. The proceeds were primarily used to repay short-term indebtedness and to fund ongoing construction projects. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first three months of 2008. During the first quarter 2008, interest rate hedges of $225 million notional amount were settled at a loss of $15.8 million related to the issuances. These losses were deferred in other comprehensive income and will be amortized to income over the original term of the hedges. See Note (F) to the Condensed Financial Statements herein for further details. Also during the first three months of 2008, Southern Company and its subsidiaries paid at maturity $5 million of long-term debt and also redeemed $125 million of preferred stock. Subsequent to March 31, 2008, Gulf Power entered into a $110 million long-term bank loan, of which $80 million was borrowed in April 2008 and $30 million is to be borrowed in June 2008, and settled an interest rate hedge with an $80 million notional amount at a loss of $5.2 million.
During the first three months of 2008, Southern Company and its subsidiaries entered into additional derivative transactions designed to hedge interest rate risk related to variable rate obligations. The total notional amount of these derivatives is $1.2 billion.
Also in 2008, Southern Company’s subsidiaries converted their entire $1.2 billion of obligations related to auction rate tax-exempt securities from an auction rate mode to other interest rate modes. Approximately

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$696 million of the auction rate tax-exempt securities were converted to fixed interest rate modes and approximately $553 million were converted to a daily floating rate mode.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” herein for each registrant, and Notes 1 and 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this quarterly report, Southern Company conducted an evaluation under the supervision and with the participation of Southern Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Southern Company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.
     (b) Changes in internal controls.
There have been no changes in Southern Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect Southern Company’s internal control over financial reporting.
Item 4T. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this quarterly report, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to their company (including its consolidated subsidiaries, if any) required to be included in periodic filings with the SEC.
     (b) Changes in internal controls.
There have been no changes in Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Revenues:
Retail revenues	$1,034,254	$955,773
Wholesale revenues —
Non-affiliates	170,040	155,122
Affiliates	83,692	42,194
Other revenues	48,693	44,113

Total operating revenues	1,336,679	1,197,202

Operating Expenses:
Fuel	453,149	386,072
Purchased power —
Non-affiliates	11,219	4,638
Affiliates	88,707	72,714
Other operations	184,550	171,403
Maintenance	125,000	118,762
Depreciation and amortization	124,637	115,943
Taxes other than income taxes	75,771	72,718

Total operating expenses	1,063,033	942,250

Operating Income	273,646	254,952
Other Income and (Expense):
Allowance for equity funds used during construction	11,304	6,586
Interest income	4,642	4,394
Interest expense, net of amounts capitalized	(68,975)	(67,190)
Other income (expense), net	(7,223)	(2,924)

Total other income and (expense)	(60,252)	(59,134)

Earnings Before Income Taxes	213,394	195,818
Income taxes	73,428	72,702

Net Income	139,966	123,116
Dividends on Preferred and Preference Stock	9,866	8,182

Net Income After Dividends on Preferred and Preference Stock	$130,100	$114,934

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$130,100	$114,934
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2,211) and $(102), respectively	(3,637)	(168)
Reclassification adjustment for amounts included in net income, net of tax of $185 and $59, respectively	305	96

Total other comprehensive income (loss)	(3,332)	(72)

COMPREHENSIVE INCOME	$126,768	$114,862

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$139,966	$123,116
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	146,208	136,060
Deferred income taxes and investment tax credits, net	4,513	(889)
Allowance for equity funds used during construction	(11,304)	(6,586)
Pension, postretirement, and other employee benefits	(3,995)	(2,439)
Stock option expense	2,178	3,713
Tax benefit of stock options	347	286
Other, net	9,223	3,779
Changes in certain current assets and liabilities —
Receivables	62,227	43,143
Fossil fuel stock	(34,750)	(21,732)
Materials and supplies	(7,751)	(2,288)
Other current assets	(63,757)	(45,381)
Accounts payable	(124,728)	(94,769)
Accrued taxes	79,338	93,770
Accrued compensation	(64,851)	(61,830)
Other current liabilities	9,358	7,811

Net cash provided from operating activities	142,222	175,764

Investing Activities:
Property additions	(349,684)	(263,712)
Investment in restricted cash from pollution control bonds	(145)	—
Distribution of restricted cash from pollution control bonds	19,622	—
Nuclear decommissioning trust fund purchases	(46,941)	(73,062)
Nuclear decommissioning trust fund sales	46,941	73,062
Cost of removal, net of salvage	(8,863)	(10,012)
Other	13,454	(1,863)

Net cash used for investing activities	(325,616)	(275,587)

Financing Activities:
Decrease in notes payable, net	—	(44,875)
Proceeds —
Senior notes	300,000	200,000
Common stock issued to parent	150,000	70,000
Capital contributions	6,016	—
Gross excess tax benefit of stock options	607	741
Redemptions —
Preferred stock	(125,000)	—
Payment of preferred and preference stock dividends	(11,275)	(6,515)
Payment of common stock dividends	(122,825)	(116,250)
Other	(1,684)	(2,469)

Net cash provided from financing activities	195,839	100,632

Net Change in Cash and Cash Equivalents	12,445	809
Cash and Cash Equivalents at Beginning of Period	73,616	15,539

Cash and Cash Equivalents at End of Period	$86,061	$16,348

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5,130 and $3,346 capitalized for 2008 and 2007, respectively)	$63,324	$52,607
Income taxes (net of refunds)	$1,550	$(3,250)
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$86,061	$73,616
Restricted cash	255	19,732
Receivables —
Customer accounts receivable	353,244	357,355
Unbilled revenues	94,032	95,278
Under recovered regulatory clause revenues	204,157	232,226
Other accounts and notes receivable	33,326	42,745
Affiliated companies	90,758	61,250
Accumulated provision for uncollectible accounts	(9,119)	(7,988)
Fossil fuel stock, at average cost	218,470	182,963
Materials and supplies, at average cost	295,411	287,994
Vacation pay	50,382	50,266
Prepaid expenses	97,391	72,952
Other	47,018	19,610

Total current assets	1,561,386	1,487,999

Property, Plant, and Equipment:
In service	17,033,807	16,669,142
Less accumulated provision for depreciation	6,046,690	5,950,373

	10,987,117	10,718,769
Nuclear fuel, at amortized cost	175,808	137,146
Construction work in progress	855,363	928,182

Total property, plant, and equipment	12,018,288	11,784,097

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	50,293	48,664
Nuclear decommissioning trusts, at fair value	509,034	542,846
Other	31,714	31,146

Total other property and investments	591,041	622,656

Deferred Charges and Other Assets:
Deferred charges related to income taxes	351,302	347,193
Prepaid pension costs	1,011,680	989,085
Deferred under recovered regulatory clause revenues	33,459	81,650
Other regulatory assets	227,474	224,792
Other	227,969	209,153

Total deferred charges and other assets	1,851,884	1,851,873

Total Assets	$16,022,599	$15,746,625

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$410,154	$535,152
Accounts payable —
Affiliated	161,392	193,518
Other	247,832	308,177
Customer deposits	70,316	67,722
Accrued taxes —
Income taxes	63,655	45,958
Other	48,057	29,198
Accrued interest	55,935	55,263
Accrued vacation pay	42,138	42,138
Accrued compensation	29,060	92,385
Other	105,032	55,331

Total current liabilities	1,233,571	1,424,842

Long-term Debt	5,051,860	4,750,196

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,072,146	2,065,264
Deferred credits related to income taxes	92,789	93,709
Accumulated deferred investment tax credits	178,589	180,578
Employee benefit obligations	358,597	349,974
Asset retirement obligations	513,547	505,794
Other cost of removal obligations	617,972	613,616
Other regulatory liabilities	613,618	637,040
Other	32,784	31,417

Total deferred credits and other liabilities	4,480,042	4,477,392

Total Liabilities	10,765,473	10,652,430

Preferred and Preference Stock	685,127	683,512

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 25,000,000 shares
Outstanding — March 31, 2008: 21,725,000 shares
— December 31, 2007: 17,975,000 shares	869,000	719,000
Paid-in capital	2,074,339	2,065,298
Retained earnings	1,636,439	1,630,832
Accumulated other comprehensive loss	(7,779)	(4,447)

Total common stockholder’s equity	4,571,999	4,410,683

Total Liabilities and Stockholder’s Equity	$16,022,599	$15,746,625

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2008 vs. FIRST QUARTER 2007
OVERVIEW
Alabama Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel prices, capital expenditures, and restoration following major storms. Appropriately balancing these required costs and capital expenditures with customer prices will continue to challenge Alabama Power for the foreseeable future.
Alabama Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Alabama Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$15.2	13.2

Alabama Power’s net income after dividends on preferred and preference stock for the first quarter 2008 was $130.1 million compared to $114.9 million for the corresponding period of 2007. The increase in earnings was primarily due to retail base rate increases resulting from an increase in rates under Rate RSE and Rate CNP for environmental costs (Rate CNP Environmental) in January 2008, as well as customer and demand growth. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates. These increases in revenues were partially offset by increases in operations and maintenance expenses related to steam power associated with environmental mandates and scheduled outages, routine nuclear operation expenses, and depreciation and amortization resulting from additional plant-in-service.
Retail Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$78.5	8.2

In the first quarter 2008, retail revenues were $1.03 billion compared to $955.8 million in same period in 2007.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	First Quarter
	2008
	(in millions)	% change
Retail — prior year	$955.8
Estimated change in —
Rates and pricing	48.4	5.1
Sales growth	19.5	2.0
Weather	(7.4)	(0.8)
Fuel and other cost recovery	18.0	1.9

Retail — current year	$1,034.3	8.2%

Revenues associated with changes in rates and pricing increased in the first quarter 2008 when compared to the same period in 2007 primarily due to the Rate RSE and Rate CNP Environmental increases effective in January 2008. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth increased in the first quarter 2008 when compared to the same period in 2007. KWH energy sales to residential and commercial customers increased 2.8% and 0.7%, respectively, due to customer and demand growth which includes the effects of mild weather conditions. KWH energy sales to industrial customers increased 3.1% as a result of increased sales demand in the primary metal sector.
Revenues resulting from changes in weather decreased due to mild weather conditions in the first quarter 2008 compared to normal weather in the first quarter 2007. Milder weather reduced KWH energy sales to residential and commercial customers of 2.3% and 1.0%, respectively.
Fuel and other cost recovery revenues increased in the first quarter 2008 when compared to the same period in 2007 due to an increase in fuel costs, purchased power costs, and costs associated with PPAs certificated by the Alabama PSC. These costs were offset by a reduction in the Rate NDR customer billing rate due to the full recovery of the 2005 storm costs related to Hurricanes Dennis and Katrina. Electric rates for Alabama Power include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with Alabama Power’s natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$14.9	9.6

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2008, wholesale revenues from non-affiliates were $170.0 million compared to $155.1 million in the

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
same period in 2007. This increase was primarily due to an 18.2% increase in price, partially offset by a 7.3% decrease in KWH sales.
Wholesale Revenues — Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$41.5	98.4

Wholesale revenues from affiliates will vary from period to period depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost. In the first quarter 2008, wholesale revenues from affiliates were $83.7 million compared to $42.2 million in the same period in 2007. This increase was primarily due to a 52.9% increase in price and a 29.7% increase in KWH sales.
Fuel and Purchased Power Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Fuel	$67.1	17.4
Purchased power - non-affiliates	6.6	141.9
Purchased power - affiliates	16.0	22.0

Total fuel and purchased power expenses	$89.7

In the first quarter 2008, total fuel and purchased power expenses were $553.1 million compared to $463.4 million in the same period in 2007. This increase was primarily due to a $75.7 million increase in the cost of energy resulting from an increase in the average cost of fuel and a $14.0 million increase related to greater KWHs purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR.
Details of Alabama Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2008	2007	Change

	(cents per net KWH)
Fuel	2.60	2.29	13.5
Purchased power	5.67	4.55	24.6

In the first quarter 2008, fuel expense was $453.2 million compared to $386.1 million in the same period in 2007. This increase was due to a 15.5% increase in the generation from Alabama Power-owned gas fired facilities related to a 14.0% decrease in hydro generation due to a continued drought, a 15.0% increase in the average cost of coal, a 7.1% increase in natural gas prices, and a 3.8% increase in the cost of nuclear fuel.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-Affiliates
In the first quarter 2008, purchased power from non-affiliates was $11.2 million compared to $4.6 million in the same period in 2007. This increase was primarily related to a 31.6% increase in the amount of energy purchased due to the use of available lower price market purchases from non-affiliates and a 105.5% increase in price.
Energy purchases from non-affiliates will vary depending on the market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2008, purchased power from affiliates was $88.7 million compared to $72.7 million in the same period in 2007. This increase was related to a 6.2% increase in the amount of energy purchased and a 20.8% increase in price.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Other operations	$13.1	7.7
Maintenance	6.2	5.3

Total other operations and maintenance expenses	$19.3

In the first quarter 2008, other operations and maintenance expenses were $309.5 million compared to $290.2 million in the corresponding period in 2007. This increase was primarily a result of an $11.1 million increase in steam power expense associated with compliance with environmental mandates, scheduled outages, contract labor and materials cost, as well as a $4.7 million increase in nuclear production expense related to routine operations. Also contributing to the increase was a $3.0 million increase in administrative and general expenses primarily related to an increase in employee benefits.
Depreciation and Amortization

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$8.7	7.5

For the first quarter 2008, depreciation and amortization was $124.6 million compared to $115.9 million in the same period in 2007. This increase was primarily due to additions to property, plant, and equipment related to environmental mandates and distribution projects.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$4.7	71.6

For the first quarter 2008, allowance for equity funds used during construction was $11.3 million compared to $6.6 million in the same period in 2007. This increase was principally due to increases in the amount of construction work in progress related to environmental mandates at generating facilities and transmission and distribution projects compared to the prior year.
Other Income (Expense), Net

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(4.3)	(147.0)

Other income (expense), net in the first quarter 2008 was $(7.2) million compared to $(2.9) million in the same period in 2007. This decrease was primarily due to a $2.1 million decrease in merchandise operating income and a $1.1 million decrease in miscellaneous non-operating income resulting from a decrease in timber sales and the discontinuation of Alabama Power’s flat-bill revenue program.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include Alabama Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Alabama Power’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Alabama PSC Matters
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of March 31, 2008 totaled $222.3 million as compared to $279.8 million at December 31, 2007. As a result of the Alabama PSC order, Alabama Power classified $33.5 million of the under recovered regulatory clause revenues as deferred charges and other assets in the Condensed Balance Sheet as of March 31, 2008. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of the recovery of the under recovered fuel costs.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery. At March 31, 2008, Alabama Power had accumulated a balance of $28.1 million in the target reserve for future storms, which is included in the Condensed Balance Sheet herein under “Other Regulatory Liabilities.”

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Matters
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. Alabama Power is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $55 million and $100 million.
Other Matters
Alabama Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at March 31, 2008. Net cash provided from operating activities totaled $142.2 million for the first quarter 2008, compared to $175.8 million for the first quarter 2007. The $33.6 million decrease in cash provided from operating activities in the first quarter 2008 is primarily due to a $30.0 million increase in cash outflow for accounts payable. Net cash used for investing activities totaled $325.6 million for the first quarter 2008 primarily due to gross property additions to utility plant of $349.7 million. These additions were primarily related to construction of transmission and distribution facilities, replacement of steam equipment, purchases of nuclear fuel, and environmental mandates. Net cash provided from financing activities totaled $195.8 million for the first quarter 2008, compared to $100.6 million for the first quarter 2007. The increase was primarily due to cash proceeds from senior notes and common stock issued in the first quarter 2008.
Significant balance sheet changes for the first quarter 2008 include an increase of $364.7 million in gross plant, primarily due to an increase in environmental-related equipment and an increase of $301.7 million in long-term debt.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, and other purchase commitments. Approximately $410.2 million will be required through March 31, 2009 for maturities of long-term debt.
Sources of Capital
Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Alabama Power has primarily utilized funds from operating cash flows, unsecured debt, common stock, preferred stock, and preference stock. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at March 31, 2008 approximately $86.1 million of cash and cash equivalents, unused committed lines of credit of approximately $1.3 billion (including $582.4 million of such lines which are dedicated to funding purchase obligations related to variable rate pollution control bonds), a commercial paper program, and an extendible commercial note program. Of the unused credit facilities, $464.9 million will expire at various times in 2008 (of which $384.9 million allow for one-year term loans). The remaining $800.0 million of credit facilities expire in 2012. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $2.0 billion of short-term borrowings. At March 31, 2008, Alabama Power had no commercial paper outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- or Baa3. Generally, collateral may be provided by cash, letter of credit, or a Southern Company guaranty. These contracts are primarily for coal purchases. At March 31, 2008, the maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $8.0 million.
Alabama Power is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2008, Alabama Power’s exposure related to these agreements was approximately $47 million.
Market Price Risk
Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power has also implemented a retail fuel-hedging program at the instruction of the Alabama PSC.
The changes in fair value of energy-related derivative contracts and valuations at March 31, 2008 were as follows:

First Quarter
2008
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(0.4)
Contracts realized or settled	4.6
Current period changes(a)	51.7

Contracts outstanding at the end of the period, assets (liabilities), net	$55.9

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gains and losses on energy-related derivative contracts related to Alabama Power’s fuel hedging program are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. Certain other gains and losses on energy-related derivatives, designated as hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at March 31, 2008 was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory liabilities, net	$56.1
Accumulated other comprehensive income	(0.1)
Net income	(0.1)

Total fair value gain/(loss)	$55.9

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2008 are as follows:

	March 31, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in millions)
Level 1	$—	$—	$—
Level 2	55.9	45.3	10.6
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$55.9	$45.3	$10.6

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7, Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
In January 2008, Alabama Power issued $300 million of Series 2007D 4.85% Senior Notes due December 15, 2012. The proceeds were used to repay short-term indebtedness and for other general corporate purposes. Additionally, Alabama Power redeemed 1,250 shares of its Flexible Money Market Class A Preferred Stock (Series 2003A), Stated Capital $100,000 Per Share ($125 million aggregate value).
In January 2008, Alabama Power also entered into $330 million notional amount of interest rate swaps related to variable rate tax-exempt debt to hedge changes in interest rates for the period February 2008 through February 2010. The weighted average fixed payment rate on these hedges is 2.49% and Alabama Power now has a total of $576 million of such hedges in place, with an overall weighted average fixed payment rate of 2.69%. See Note (F) to the Condensed Financial Statements herein for further details.
In February 2008, Alabama Power issued 3,750,000 shares of common stock to Southern Company at $40 a share ($150 million aggregate purchase price). The proceeds were used for general corporate purposes.
In March 2008, Alabama Power converted its $246.5 million obligations related to auction rate tax-exempt securities from an auction rate mode to fixed rate interest modes. With the completion of this conversion, none of the outstanding securities or obligations of Alabama Power are currently subject to an auction rate mode.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Revenues:
Retail revenues	$1,575,007	$1,412,329
Wholesale revenues —
Non-affiliates	152,692	143,767
Affiliates	73,910	41,788
Other revenues	63,238	59,286

Total operating revenues	1,864,847	1,657,170

Operating Expenses:
Fuel	637,923	593,894
Purchased power —
Non-affiliates	58,031	46,093
Affiliates	252,935	184,542
Other operations	241,092	230,748
Maintenance	127,723	124,442
Depreciation and amortization	150,608	126,149
Taxes other than income taxes	71,286	72,341

Total operating expenses	1,539,598	1,378,209

Operating Income	325,249	278,961
Other Income and (Expense):
Allowance for equity funds used during construction	27,757	13,179
Interest income	787	475
Interest expense, net of amounts capitalized	(86,337)	(85,465)
Other income (expense), net	(3,294)	(4,216)

Total other income and (expense)	(61,087)	(76,027)

Earnings Before Income Taxes	264,162	202,934
Income taxes	83,801	70,980

Net Income	180,361	131,954
Dividends on Preferred and Preference Stock	4,345	689

Net Income After Dividends on Preferred and Preference Stock	$176,016	$131,265

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$176,016	$131,265
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(6,043) and $(1,082), respectively	(9,580)	(1,714)
Reclassification adjustment for amounts included in net income, net of tax of $206 and $(29), respectively	327	(46)
Marketable securities:
Change in fair value, net of tax of $- and $42, respectively	—	65

Total other comprehensive income (loss)	(9,253)	(1,695)

COMPREHENSIVE INCOME	$166,763	$129,570

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$180,361	$131,954
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	178,735	149,339
Deferred income taxes and investment tax credits	(5,709)	12,709
Deferred revenues	35,057	(240)
Deferred expenses — affiliates	21,209	21,524
Allowance for equity funds used during construction	(27,757)	(13,179)
Pension, postretirement, and other employee benefits	9,863	5,289
Hedge settlements	(15,816)	(3,923)
Other, net	(18,819)	(3,980)
Changes in certain current assets and liabilities —
Receivables	77,075	81,442
Fossil fuel stock	1,293	(14,009)
Prepaid income taxes	22,380	19,084
Other current assets	(4,041)	(8,047)
Accounts payable	(44,570)	(86,459)
Accrued taxes	(79,097)	(124,431)
Accrued compensation	(72,174)	(111,026)
Other current liabilities	22,630	35,473

Net cash provided from operating activities	280,620	91,520

Investing Activities:
Property additions	(517,606)	(352,475)
Distribution of restricted cash from pollution control bonds	16,094	—
Nuclear decommissioning trust fund purchases	(113,811)	(94,131)
Nuclear decommissioning trust fund sales	106,931	87,251
Cost of removal, net of salvage	(11,346)	(8,937)
Change in construction payables, net of joint owner portion	8,608	379
Other	(11,239)	(11,714)

Net cash used for investing activities	(522,369)	(379,627)

Financing Activities:
Decrease in notes payable, net	(359,113)	(58,951)
Proceeds —
Senior notes	250,000	250,000
Capital contributions from parent company	241,800	269,949
Other long-term debt	300,000	—
Redemptions —
Capital leases	(683)	(1,841)
Senior notes	(417)	—
Payment of preferred and preference stock dividends	(3,947)	(832)
Payment of common stock dividends	(180,300)	(172,475)
Other	(2,630)	(1,560)

Net cash provided from financing activities	244,710	284,290

Net Change in Cash and Cash Equivalents	2,961	(3,817)
Cash and Cash Equivalents at Beginning of Period	15,392	16,850

Cash and Cash Equivalents at End of Period	$18,353	$13,033

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11,837 and $5,251 capitalized for 2008 and 2007, respectively)	$70,452	$64,595
Income taxes (net of refunds)	$450	$6,585
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$18,353	$15,392
Restricted cash	32,185	48,279
Receivables —
Customer accounts receivable	502,523	491,389
Unbilled revenues	143,269	137,046
Under recovered regulatory clause revenues	379,394	384,538
Other accounts and notes receivable	89,343	147,498
Affiliated companies	19,717	21,699
Accumulated provision for uncollectible accounts	(7,686)	(7,636)
Fossil fuel stock, at average cost	391,929	393,222
Materials and supplies, at average cost	338,008	337,652
Vacation pay	68,397	69,394
Prepaid income taxes	28,722	51,101
Other	109,211	55,169

Total current assets	2,113,365	2,144,743

Property, Plant, and Equipment:
In service	22,157,064	22,011,215
Less accumulated provision for depreciation	8,823,496	8,696,668

	13,333,568	13,314,547
Nuclear fuel, at amortized cost	247,562	198,983
Construction work in progress	2,105,094	1,797,642

Total property, plant, and equipment	15,686,224	15,311,172

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	55,349	53,813
Nuclear decommissioning trusts, at fair value	555,163	588,952
Other	49,098	47,914

Total other property and investments	659,610	690,679

Deferred Charges and Other Assets:
Deferred charges related to income taxes	544,686	532,539
Prepaid pension costs	1,046,140	1,026,985
Deferred under recovered regulatory clause revenues	284,629	307,294
Other regulatory assets	606,326	541,014
Other	266,461	268,335

Total deferred charges and other assets	2,748,242	2,676,167

Total Assets	$21,207,441	$20,822,761

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$348,310	$198,576
Notes payable	356,478	715,591
Accounts payable —
Affiliated	202,150	236,332
Other	478,125	463,945
Customer deposits	177,700	171,553
Accrued taxes —
Income taxes	134,205	68,782
Other	87,737	219,585
Accrued interest	84,438	74,674
Accrued vacation pay	55,064	56,303
Accrued compensation	44,550	114,974
Other	167,698	103,225

Total current liabilities	2,136,455	2,423,540

Long-term Debt	6,338,121	5,937,792

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,827,668	2,850,655
Deferred credits related to income taxes	144,335	146,886
Accumulated deferred investment tax credits	265,898	269,125
Employee benefit obligations	697,404	678,826
Asset retirement obligations	653,275	663,503
Other cost of removal obligations	412,896	414,745
Other regulatory liabilities	628,981	577,642
Other	167,982	158,670

Total deferred credits and other liabilities	5,798,439	5,760,052

Total Liabilities	14,273,015	14,121,384

Preferred and Preference Stock	265,957	265,957

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	3,621,364	3,374,777
Retained earnings	2,671,778	2,676,063
Accumulated other comprehensive loss	(23,146)	(13,893)

Total common stockholder’s equity	6,668,469	6,435,420

Total Liabilities and Stockholder’s Equity	$21,207,441	$20,822,761

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2008 vs. FIRST QUARTER 2007
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, and fuel prices. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future. In December 2007, the 2007 Retail Rate Plan, which should provide earnings stability over its three-year term, was approved. This regulatory action enables the recovery of substantial capital investments to facilitate the continued reliability of the transmission and distribution networks, continued generation and other investments as well as the recovery of increased operating costs. The 2007 Retail Rate Plan also includes a tariff specifically for the recovery of costs related to environmental controls mandated by state and federal regulations. Georgia Power filed a fuel cost recovery case with the Georgia PSC on February 29, 2008 and a final order is expected on May 20, 2008. The results of this fuel rate filing are expected to be effective June 1, 2008.
Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preferred and preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$44.7	34.1

Georgia Power’s net income after dividends on preferred and preference stock for the first quarter 2008 was $176.0 million compared to $131.3 million for the corresponding period in 2007. The increase was primarily attributed to higher base retail revenues resulting from the retail rate increase effective January 1, 2008.
Retail Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$162.7	11.5

In the first quarter 2008, retail revenues were $1.6 billion compared to $1.4 billion in the corresponding period in 2007.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	First Quarter
	2008
	(in millions)	% change
Retail – prior year	$1,412.3
Estimated change in —
Rates and pricing	77.8	5.5
Sales growth	(0.6)	—
Weather	8.0	0.6
Fuel and other cost recovery	77.5	5.4

Retail – current year	$1,575.0	11.5%

Revenues associated with changes in rates and pricing increased in the first quarter 2008 when compared to the corresponding period in 2007 due to the application of new rates established in January 2008 and higher market-response rates for sales to large commercial and industrial customers.
Revenues attributable to changes in sales growth decreased in the first quarter 2008 when compared to the corresponding period for 2007. This decrease was primarily due to a slowing economy partially offset by an increase of 1.2% in retail customers. Total retail KWH sales increased 0.6% from the corresponding period in 2007. Residential KWH sales increased 1.3% and commercial KWH sales increased 2.3% but were partially offset by lower industrial KWH sales which decreased 1.9% from the corresponding period in 2007.
Revenues attributable to changes in weather increased in the first quarter 2008 when compared to the corresponding period for 2007 due to more favorable weather.
Fuel and other cost recovery revenues increased by $77.5 million in the first quarter 2008 when compared to the corresponding period for 2007 as a result of higher fuel and purchased power expenses. Georgia Power electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$8.9	6.2

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2008, wholesale revenues from non-affiliates were $152.7 million compared to $143.8 million in the corresponding period in 2007. This increase was primarily the result of higher energy prices due to increased fuel costs. This was partially offset by a 1.0% decrease in KWH energy sales.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$32.1	76.9

Wholesale revenues from affiliated companies will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings as the energy is generally sold at marginal cost. In the first quarter 2008, wholesale revenues from affiliates were $73.9 million compared to $41.8 million for the corresponding period in 2007. The increase was a result of higher prices primarily due to higher fuel costs and a 27.3% increase in KWH sales due to the availability of lower cost Georgia Power generating resources to meet affiliate demands at various times during the first quarter 2008.
Fuel and Purchased Power Expenses

	First Quarter 2008
	vs.
	First Quarter 2007
	(change in millions)	% change
Fuel	$44.0	7.4
Purchased power – non-affiliates	11.9	25.9
Purchased power – affiliates	68.4	37.1

Total fuel and purchased power expenses	$124.3

In the first quarter 2008, total fuel and purchased power expenses were $948.8 million compared to $824.5 million for the corresponding period in 2007. The increase in fuel and purchased power expenses was due to an $82.4 million increase in the average cost of fuel and purchased power and a $41.9 million increase in total KWH generated or purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s energy cost recovery clause.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2008	2007	Change
	(cents per net KWH)
Fuel	2.84	2.62	8.4
Purchased power	7.32	6.60	10.9

In the first quarter 2008, fuel expense was $637.9 million compared to $593.9 million for the corresponding period in 2007. The increase was the result of an 8.4% increase in the average cost of fuel per KWH generated which was primarily due to an increase in fuel commodity prices resulting from global demand pressures and increased transportation costs. The average cost of coal per KWH generated increased 12.1% as a result of increases in commodity costs and transportation costs. The average cost of oil and natural gas per KWH generated increased 11.0% primarily as a result of increases in commodity prices. See FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters - Retail Fuel Cost Recovery” herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-affiliates
In the first quarter 2008, purchased power expense — non-affiliates was $58.0 million compared to $46.1 million for the corresponding period in 2007. This increase was primarily the result of a 23.3% volume increase in KWH purchased from available lower priced market energy alternatives as well as an increase in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2008, purchased power from affiliates was $252.9 million compared with $184.5 million for the corresponding period in 2007. The increase was the result of a 14.1% volume increase in KWHs purchased from available lower cost resources within the Power Pool as well as an increase in the average cost of KWHs purchased.
Energy purchases from affiliated companies will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	First Quarter 2008
	vs.
	First Quarter 2007
	(change in millions)	% change
Other operations	$10.3	4.5
Maintenance	3.3	2.6

Total other operations and maintenance expenses	$13.6

In the first quarter 2008, other operations and maintenance expenses were $368.8 million compared to $355.2 million in the corresponding period in 2007. This increase was primarily the result of timing of maintenance activities, the regulatory amortization of nuclear outages, and an increase in customer account expenses related to meter reading and records and collections activities.
Depreciation and Amortization

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$24.5	19.4

In the first quarter 2008, depreciation and amortization was $150.6 million compared to $126.1 million in the corresponding period in 2007. The increase was primarily the result of an increase in plant in service due to transmission, distribution, and environmental projects.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$14.6	110.6

In the first quarter 2008, the allowance for equity funds used during construction was $27.8 million compared with $13.2 million for the corresponding period in 2007. This increase was primarily related to increases in construction work in progress balances related to Georgia Power’s ongoing construction program, including three combined cycle units at Plant McDonough and ongoing environmental projects.
Income Taxes

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$12.8	18.1

In the first quarter 2008, income taxes were $83.8 million compared with $71.0 million for the corresponding period in 2007. This was primarily the result of increased pre-tax income, partially offset by an increase in non-taxable items, particularly the allowance for equity funds used during construction, as well as state tax credits and the federal production activities deduction. See Note (H) to the Condensed Financial Statements herein for additional information on Georgia Power’s effective tax rate.
Dividends on Preferred and Preference Stock

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$3.6	530.6

In the first quarter 2008, dividends on preferred and preference stock were $4.3 million compared with $0.7 million for the corresponding period in 2007. This was primarily the result of the issuance of $225 million of preference stock in the fourth quarter 2007.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of Georgia Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon growth in energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Georgia Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Georgia Power’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Georgia PSC Matters
Retail Fuel Cost Recovery
On February 6, 2007, the Georgia PSC approved an increase in Georgia Power’s total annual billings of approximately $383 million related to fuel cost recovery effective March 1, 2007. The order also required Georgia Power to file for a new fuel cost recovery rate no later than March 1, 2008. On February 29, 2008, Georgia Power filed a request with the Georgia PSC to change the fuel cost recovery rate effective June 1, 2008. If approved as filed, total annual fuel billings will increase by $222 million. The Georgia PSC is scheduled to rule on the request May 20, 2008. The ultimate outcome of this matter cannot be determined at this time. As of March 31, 2008, Georgia Power had an under recovered fuel balance of approximately $664.0 million as compared to $691.8 million at December 31, 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL - “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.
Nuclear
Nuclear Projects
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Nuclear – Nuclear Projects” of Georgia Power in Item 7 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.
In August 2006, Southern Nuclear, on behalf of Georgia Power, OPC, MEAG Power, and Dalton Utilities (collectively, Owners), filed an application with the NRC for an early site permit approving two additional nuclear units on the site of Plant Vogtle. In March 2008, Southern Nuclear filed an application with the NRC for a combined construction and operating license (COL) for the new units.
On April 8, 2008, Georgia Power, acting for itself and as agent for the Owners, and a consortium consisting of Westinghouse and Stone & Webster (collectively, Consortium) entered into an engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle (Vogtle 3 and 4 Agreement).
The Vogtle 3 and 4 Agreement is an arrangement whereby the Consortium supplies and constructs the entire facility with the exception of certain items provided by the Owners. Under the terms of the Vogtle 3 and 4 Agreement, the Owners will pay a purchase price that will be subject to certain price escalation and adjustments, adjustments for change orders, and performance bonuses. Each Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Consortium under the Vogtle 3 and 4 Agreement. Georgia Power’s proportionate share, based on its current ownership interest, is 45.7%. Under the terms of a separate joint development agreement, the Owners must finalize their ownership percentages by July 2, 2008, except for allowed changes, under certain limited circumstances, during the Georgia PSC certification process.
Georgia Power submitted its self-build nuclear proposal to the Georgia PSC on May 1, 2008 in connection with its 2016-2017 baseload capacity request for proposals (RFP). No other responses to the RFP were received. Georgia Power will work with the Georgia PSC’s Independent Evaluator to finalize information required for certification, including updated fossil fuel and generation technology costs, before submitting a final recommendation on August 1, 2008 for the Georgia PSC’s approval. A final certification decision is expected in March 2009.
If certified by the Georgia PSC and licensed by the NRC, Vogtle Units 3 and 4 are scheduled to be placed in service in 2016 and 2017, respectively. The total plant value to be placed in service will also include financing costs for each of the Owners, the impacts of inflation on costs, and transmission and other costs that are the responsibility of the Owners. Georgia Power’s proportionate share of the estimated in-service costs, based on its current ownership interest, is approximately $6.4 billion, subject to adjustments and performance bonuses under the Vogtle 3 and 4 Agreement.
The Owners and the Consortium have agreed to certain liquidated damages upon the Consortium’s failure to comply with the schedule and performance guarantees. The Owners and the Consortium also have agreed to certain bonuses payable to the Consortium for early completion and unit performance. The Consortium’s liability to the Owners for schedule and performance liquidated damages and warranty claims is subject to a cap.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The obligations of Westinghouse and Stone & Webster under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and The Shaw Group, Inc., respectively. In the event of certain credit rating downgrades of any Owner, such Owner will be required to provide a letter of credit or other credit enhancement.

The Vogtle 3 and 4 Agreement is subject to certification by the Georgia PSC. In addition, the Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Consortium. The Consortium may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including delays in receipt of the COL or delivery of full notice to proceed, certain Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Owners, Owner insolvency, and certain other events.
Income Tax Matters
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. Georgia Power is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $50 million and $90 million.
Other Matters
Georgia Power is involved in various other matters being litigated, regulatory matters, and certain tax-related issues that could affect future earnings. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview

Georgia Power’s financial condition remained stable at March 31, 2008. Net cash provided from operating activities totaled $280.6 million for the first quarter 2008, compared to $91.5 million for the first quarter 2007. The $189.1 million increase in cash provided from operating activities in the first quarter 2008 is primarily due to higher retail operating revenues. Net cash used for investing activities totaled $522.4 million for the first quarter 2008 primarily due to gross property additions to utility plant of $538.3 million. Net cash provided from financing activities totaled $244.7 million for the first quarter 2008 compared to $284.3 million for the first quarter 2007. The decrease was primarily due to lower capital contributions from Southern Company as well as dividend payments for new preference stock issued in the fourth quarter 2007.
Significant balance sheet changes for the first three months of 2008 include a $307.5 million increase in construction work in progress and the refinancing of notes payable to other short-term and long-term forms of financing.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY - “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $348 million will be required through March 31, 2009 to fund maturities of long-term debt. In addition, in connection with entering into the Vogtle 3 and 4 Agreement, as described under FUTURE EARNINGS POTENTIAL – “Nuclear- Nuclear Projects” herein, the Georgia Power Board of Directors approved revisions to Georgia Power’s capital budget of $600 million in 2009 and $700 million in 2010, for a revised estimated total construction program of $2.0 billion in 2008, $2.6 billion in 2009, and $2.5 billion in 2010. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulations; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Georgia Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Georgia Power in Item 7 of the Form 10-K for additional information.
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at March 31, 2008 approximately $18.4 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks. Of the unused credit arrangements, $40 million expire in 2008, $185 million expire in 2009, and $1.1 billion expire in 2012.
Of the facilities that expire in 2008, all contain provisions allowing two-year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At March 31, 2008, Georgia Power had approximately $256 million of commercial paper and $100 million of short-term bank loans outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2008, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $514 million.
Georgia Power is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Georgia Power and/or Alabama Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2008, Georgia Power’s total exposure related to these types of agreements was approximately $47 million.
Market Price Risk
Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel-hedging program at the instruction of the Georgia PSC.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The change in fair value of energy-related derivative contracts and valuations at March 31, 2008 were as follows:

First Quarter
2008
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(0.4)
Contracts realized or settled	5.9
Current period changes(a)	78.1

Contracts outstanding at the end of the period, assets (liabilities), net	$83.6

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivative contracts related to Georgia Power’s fuel hedging program are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism. Certain other gains and losses on energy-related derivatives, designated as hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at March 31, 2008 was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory liabilities, net	$83.8
Accumulated other comprehensive income	—
Net income	(0.2)

Total fair value gain/(loss)	$83.6

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2008 are as follows:

	March 31, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in millions)
Level 1	$—	$—	$—
Level 2	83.6	65.5	18.1
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$83.6	$65.5	$18.1

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first quarter 2008, Georgia Power issued $250 million of Series 2008A Floating Rate Senior Notes due March 17, 2010. The proceeds were used to repay a portion of its outstanding short-term indebtedness. In addition, Georgia Power entered into a $300 million long-term floating rate bank loan that bears interest based on one-month LIBOR. Proceeds were used to repay a portion of Georgia Power’s short-term indebtedness and for other corporate purposes, including Georgia Power’s continuous construction activities. Also in the first three months of 2008, Georgia Power entered into derivative transactions designed to mitigate interest rate risk related to taxable floating rate obligations. The total notional amount of these derivatives was $600 million. See Note (F) to the Condensed Financial Statements herein for further details.
Also in the first four months of 2008, Georgia Power converted its entire $819 million of obligations related to auction rate tax-exempt securities from auction rate modes to other interest rate modes. Approximately $332 million of the auction rate tax-exempt securities were converted to fixed interest rate modes and approximately $487 million were converted to daily floating rate modes. Georgia Power also entered into hedges totaling $301 million to hedge interest rate risk on tax-exempt variable rate demand notes. See Note (F) to the Condensed Financial Statements herein for further details.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Revenues:
Retail revenues	$227,964	$219,584
Wholesale revenues —
Non-affiliates	25,656	23,400
Affiliates	42,940	40,080
Other revenues	14,975	13,169

Total operating revenues	311,535	296,233

Operating Expenses:
Fuel	150,127	146,474
Purchased power —
Non-affiliates	3,126	1,388
Affiliates	8,743	7,041
Other operations	47,856	46,050
Maintenance	18,575	13,202
Depreciation and amortization	21,704	21,097
Taxes other than income taxes	20,696	20,206

Total operating expenses	270,827	255,458

Operating Income	40,708	40,775
Other Income and (Expense):
Allowance for equity funds used during construction	1,483	379
Interest income	709	1,608
Interest expense, net of amounts capitalized	(10,996)	(11,153)
Other income (expense), net	(666)	(550)

Total other income and (expense)	(9,470)	(9,716)

Earnings Before Income Taxes	31,238	31,059
Income taxes	10,157	11,371

Net Income	21,081	19,688
Dividends on Preference Stock	1,551	825

Net Income After Dividends on Preference Stock	$19,530	$18,863

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Net Income After Dividends on Preference Stock	$19,530	$18,863
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1,481) and $559, respectively	(2,358)	890
Reclassification adjustment for amounts included in net income, net of tax of $54 and $84, respectively	87	133

Total other comprehensive income (loss)	(2,271)	1,023

COMPREHENSIVE INCOME	$17,259	$19,886

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$21,081	$19,688
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	22,982	22,384
Deferred income taxes	569	(3,997)
Allowance for equity funds used during construction	(1,483)	(379)
Pension, postretirement, and other employee benefits	1,319	388
Stock option expense	408	721
Tax benefit of stock options	85	105
Other, net	428	(780)
Changes in certain current assets and liabilities —
Receivables	11,189	1,208
Fossil fuel stock	(13,622)	(17,154)
Materials and supplies	(1,005)	(105)
Prepaid income taxes	—	7,306
Property damage cost recovery	5,742	5,325
Other current assets	1,063	945
Accounts payable	(1,437)	2,078
Accrued taxes	6,094	6,885
Accrued compensation	(9,847)	(12,345)
Other current liabilities	6,230	1,089

Net cash provided from operating activities	49,796	33,362

Investing Activities:
Property additions	(76,305)	(43,526)
Cost of removal, net of salvage	(3,583)	(2,755)
Construction payables	1,014	(7,287)
Other	(54)	(80)

Net cash used for investing activities	(78,928)	(53,648)

Financing Activities:
Decrease in notes payable, net	(21,413)	(42,232)
Proceeds —
Common stock issued to parent	—	80,000
Gross excess tax benefit of stock options	194	218
Capital contributions from parent company	72,106	—
Payment of preference stock dividends	(1,406)	(825)
Payment of common stock dividends	(20,425)	(18,525)
Other	(271)	(122)

Net cash provided from financing activities	28,785	18,514

Net Change in Cash and Cash Equivalents	(347)	(1,772)
Cash and Cash Equivalents at Beginning of Period	5,348	7,526

Cash and Cash Equivalents at End of Period	$5,001	$5,754

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $654 and $167 capitalized for 2008 and 2007, respectively)	$8,241	$8,826
Income taxes (net of refunds)	$1,200	$264
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$5,001	$5,348
Receivables —
Customer accounts receivable	55,601	63,227
Unbilled revenues	37,151	39,000
Under recovered regulatory clause revenues	57,673	58,435
Other accounts and notes receivable	5,494	7,162
Affiliated companies	28,264	19,377
Accumulated provision for uncollectible accounts	(1,584)	(1,711)
Fossil fuel stock, at average cost	84,633	71,012
Materials and supplies, at average cost	39,592	45,763
Property damage cost recovery	11,968	18,585
Other regulatory assets	8,229	10,220
Other	24,218	14,878

Total current assets	356,240	351,296

Property, Plant, and Equipment:
In service	2,701,587	2,678,952
Less accumulated provision for depreciation	948,345	931,968

	1,753,242	1,746,984
Construction work in progress	197,338	150,870

Total property, plant, and equipment	1,950,580	1,897,854

Other Property and Investments	4,618	4,563

Deferred Charges and Other Assets:
Deferred charges related to income taxes	19,405	17,847
Prepaid pension costs	108,450	107,151
Other regulatory assets	96,429	97,492
Other	34,775	22,784

Total deferred charges and other assets	259,059	245,274

Total Assets	$2,570,497	$2,498,987

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Notes payable	$23,212	$44,625
Accounts payable —
Affiliated	44,834	39,375
Other	59,389	56,823
Customer deposits	25,824	24,885
Accrued taxes —
Income taxes	35,741	30,026
Other	9,851	10,577
Accrued interest	10,115	7,698
Accrued compensation	5,249	15,096
Other regulatory liabilities	20,106	6,027
Other	30,705	32,023

Total current liabilities	265,026	267,155

Long-term Debt	740,159	740,050

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	240,921	240,101
Accumulated deferred investment tax credits	12,555	12,988
Employee benefit obligations	75,971	74,021
Other cost of removal obligations	172,975	172,876
Other regulatory liabilities	85,292	82,741
Other	80,047	79,802

Total deferred credits and other liabilities	667,761	662,529

Total Liabilities	1,672,946	1,669,734

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 20,000,000 shares
Outstanding — 1,792,717 shares	118,060	118,060
Paid-in capital	507,787	435,008
Retained earnings	179,776	181,986
Accumulated other comprehensive loss	(6,070)	(3,799)

Total common stockholder’s equity	799,553	731,255

Total Liabilities and Stockholder’s Equity	$2,570,497	$2,498,987

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2008 vs. FIRST QUARTER 2007
OVERVIEW
Gulf Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel prices, and storm restoration costs. Appropriately balancing required costs and capital environmental expenditures with customer prices will continue to challenge Gulf Power for the foreseeable future.
Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$0.6	3.5

Gulf Power’s net income after dividends on preference stock for the first quarter 2008 was $19.5 million compared to $18.9 million for the corresponding period in 2007. The increase in the first quarter 2008 over the corresponding period in 2007 was primarily due to improved sales growth, more favorable weather, and increased allowance for equity funds used during construction, partially offset by higher operations and maintenance expenses due to scheduled maintenance at generation facilities.
Retail Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$8.4	3.8

In the first quarter 2008, retail revenues were $228.0 million compared to $219.6 million in the corresponding period in 2007.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	First Quarter
	2008
	(in millions)	% change
Retail – prior year	$219.6
Estimated change in —
Rates and pricing	1.4	0.6
Sales growth	2.3	1.1
Weather	1.2	0.5
Fuel and other cost recovery	3.5	1.6

Retail – current year	$228.0	3.8%

Revenues associated with changes in rates and pricing increased in the first quarter 2008 when compared to the same period of 2007 primarily due to cost recovery provisions for energy conservation costs and environmental compliance costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. These recovery provisions include related expenses and a return on average net investment. See Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Environmental Remediation” and “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth increased in the first quarter 2008 when compared to the same period in 2007. KWH energy sales to residential and commercial customers increased 1.5% and 2.4% respectively, due to customer growth. KWH energy sales to industrial customers increased 4.6% as a result of decreased customer cogeneration due to higher cost of natural gas.
Revenues attributable to changes in weather increased in the first quarter 2008 when compared to the corresponding period for 2007 due to more favorable weather.
Fuel and other cost recovery revenues increased in the first quarter 2008 when compared to the corresponding period for 2007 primarily due to higher fuel and purchased power expenses. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and revenues related to the recovery of storm damage restoration costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and “Property Damage Reserve” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$2.3	9.6

Wholesale revenues from non-affiliates are predominantly unit power sales under long-term contracts to other Florida utilities. Revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.
In the first quarter 2008, wholesale revenues from non-affiliates were $25.7 million compared to $23.4 million in the corresponding period in 2007. The increase was primarily a result of higher revenues associated with new and existing territorial wholesale contracts and higher energy revenues from unit power sales contracts caused by increased Southern Company system fuel costs.
Wholesale Revenues – Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$2.8	7.1

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the first quarter 2008, wholesale revenues from affiliates were $42.9 million compared to $40.1 million in the corresponding period in 2007. The increase was primarily a result of higher Power Pool interchange energy rates produced by rising fuel costs, partially offset by decreased KWH sales.
Other Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$1.8	13.7

In the first quarter 2008, other revenues were $15.0 million compared to $13.2 million in the same period in 2007. The increase was primarily a result of other energy services, other transmission services, and other wholesale energy rates. The increased revenues from other energy services did not have a material impact on earnings since they were offset by associated expenses.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Fuel	$3.7	2.5
Purchased power-non-affiliates	1.7	125.2
Purchased power-affiliates	1.7	24.2

Total fuel and purchased power expenses	$7.1

In the first quarter 2008, total fuel and purchased power expenses were $162.0 million compared to $154.9 million for the corresponding period in 2007. The increase in fuel and purchased power expenses was due to a $16.8 million increase in the average cost of fuel and purchased power, partially offset by a $9.7 million decrease in total KWH generated or purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause.
Details of Gulf Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2008	2007	Change
	(cents per net KWH)
Fuel	3.8	3.5	9.2
Purchased power	6.7	4.4	51.9

In the first quarter 2008, fuel expense was $150.1 million compared to $146.4 million in the same period in 2007. This increase was due to a $12.8 million increase in the average cost of fuel, partially offset by a $9.1 million decrease related to total KWHs generated. The average cost of fuel increased primarily due to coal purchased in the spot market at higher prices. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Fuel Cost Recovery” herein for additional information.
Non- affiliates
In the first quarter 2008, purchased power from non-affiliates was $3.1 million compared to $1.4 million in the same period in 2007. The increase was due to a $2.0 million increase resulting from the higher average cost per net KWH, partially offset by a $0.3 million decrease in total KWHs purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2008, purchased power from affiliates was $8.7 million compared with $7.0 million for the corresponding period in 2007. The increase was primarily the result of a $1.4 million increase resulting from the higher average cost per net KWH and a $0.3 million increase in total KWHs purchased.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy purchases from affiliated companies will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Other operations	$1.8	3.9
Maintenance	5.4	40.7

Total other operations and maintenance expenses	$7.2

In the first quarter 2008, other operations and maintenance expenses were $66.4 million compared to $59.2 million in the same period in 2007. The increase was primarily due to a $3.9 million increase in scheduled maintenance at generation facilities and a $1.3 million increase in distribution contract labor costs.
Allowance for Equity Funds Used During Construction

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$1.1	291.3

In the first quarter 2008, the allowance for equity funds used during construction was $1.5 million compared to $0.4 million for the corresponding period in 2007. This increase was primarily due to an increase in construction of environmental control projects.
Interest Income

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(0.9)	(55.9)

In the first quarter 2008, interest income was $0.7 million compared to $1.6 million in the same period in 2007. The decrease was primarily a result of decreases in the fuel under recovered balance and the property damage reserve balance.
Income Taxes

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(1.2)	(10.7)

In the first quarter 2008, income taxes were $10.2 million compared to $11.4 million when compared to the same period in 2007. The decrease was primarily a result of an increase in the federal production activities deduction and the tax benefit associated with an increase in allowance for equity funds used during construction. See Note (H) to the Condensed Financial Statements herein for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of Gulf Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include Gulf Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Gulf Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Gulf Power’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for additional information regarding executive orders issued by the Governor of the State of Florida addressing reduction of greenhouse gas emissions within the state. On April 30, 2008, the Florida legislature enacted comprehensive energy-related legislation that includes authorization for the Florida Department of Environmental Protection to adopt rules for a cap-and-trade regulatory program to address greenhouse gas emissions from electric utilities, conditioned upon their ratification by the legislature no sooner than the 2010 legislative session. This legislation, which has not yet been signed by the Governor, also authorizes the Florida PSC to adopt a renewable portfolio standard for public utilities, subject to legislative ratification. The impact of this legislation on Gulf Power will depend on the development, adoption, legislative ratification, implementation, and potential legal challenges in connection with rules governing greenhouse gas emissions and mandates regarding the use of renewable energy, and the ultimate outcome cannot be determined at this time.
FERC and Florida PSC Matters
Retail Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel revenue over or under recovery exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested. Under recovered fuel costs at March 31, 2008 totaled $55.8 million, compared to $56.6 million at December 31, 2007, and are included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” in Item 8 of the Form 10-K for additional information.
Income Tax Matters
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. Gulf Power is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $7 million and $12 million.
Other Matters
Gulf Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types,

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at March 31, 2008. Net cash provided from operating activities totaled $49.8 million for the first quarter 2008, compared to $33.4 million for the first quarter 2007. The $16.4 million increase in cash provided from operating activities in the first quarter 2008 was primarily due to an increase in cash flows from customer account receivables and other current liabilities. Net cash used for investing activities totaled $78.9 million for the first quarter 2008 primarily due to gross property additions to utility plant of $75.5 million. These additions were primarily related to installation of equipment to comply with environmental requirements. Net cash provided from financing activities totaled $28.8 million for the first quarter 2008, compared to $18.5 million for the first quarter 2007. The $10.3 million increase in cash provided from financing activities in the first quarter 2008 was primarily due to a $72.1 million capital contribution from Southern Company in 2008 and a $20.8 million increase in cash flows related to notes payable, partially offset by an $80 million common stock issuance to Southern Company in 2007.
Significant balance sheet changes for the first three months of 2008 include a net increase of $52.7 million in property, plant, and equipment, primarily related to environmental projects, a $13.2 million change in energy-related derivative contracts, and the sale of a turbine rotor assembly to Southern Power for $9.4 million.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
description of Gulf Power’s capital requirements for its construction program, maturities of long-term debt, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. Gulf Power had no maturities or redemptions of long-term debt in the first quarter 2008. At March 31, 2008 Gulf Power had no scheduled maturities of long-term debt through March 31, 2009.
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Gulf Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information.
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies Gulf Power had at March 31, 2008 approximately $5 million of cash and cash equivalents and $125 million of unused committed lines of credit with banks. All credit agreements expire in 2008 and $100 million contain provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At March 31, 2008, Gulf Power had $19.4 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3, or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2008, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $23.1 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $46.3 million.
Gulf Power, along with all members of the Power Pool, is party to certain energy-related derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2008, Gulf Power’s total exposure to these types of agreements was approximately $47 million.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Gulf Power has also implemented a fuel-hedging program with the approval of the Florida PSC.
The changes in fair value of energy-related derivative contracts and valuations at March 31, 2008 were as follows:

First Quarter
2008
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(0.2)
Contracts realized or settled	1.3
Current period changes(a)	13.0

Contracts outstanding at the end of the period, assets (liabilities), net	$14.1

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivative contracts related to Gulf Power’s fuel hedging program are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause. Certain other gains and losses on energy-related derivatives, designated as hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at March 31, 2008 was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory liabilities, net	$14.1
Accumulated other comprehensive income	—
Net income	—

Total fair value gain/(loss)	$14.1

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2008 are as follows:

		March 31, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in millions)
Level 1	$—	$—	$—
Level 2	14.1	10.9	3.2
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$14.1	$10.9	$3.2

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Gulf Power did not issue or redeem any long-term securities in the first three months of 2008. In April 2008, Gulf Power entered into a $110 million term loan agreement that bears interest based on one-month LIBOR and borrowed $80 million under such agreement. Proceeds were used to repay a portion of Gulf Power’s short-term indebtedness and for other general corporate purposes, including Gulf Power’s continuous construction activities. In connection with the term loan agreement, Gulf Power terminated $80 million of derivative transactions at a loss of $5.2 million. Gulf Power plans to borrow the remaining $30 million under the term loan agreement in June 2008.
Also in 2008, Gulf Power converted its entire $141 million of obligations related to auction rate tax-exempt securities from an auction rate mode to other interest rate modes. Approximately $75 million of the auction rate tax-exempt securities were converted to fixed interest rate modes and approximately $66 million were converted to a daily floating rate mode.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Revenues:
Retail revenues	$168,389	$156,124
Wholesale revenues —
Non-affiliates	84,806	77,294
Affiliates	28,379	18,915
Other revenues	3,842	4,493

Total operating revenues	285,416	256,826

Operating Expenses:
Fuel	130,116	121,759
Purchased power —
Non-affiliates	2,255	954
Affiliates	25,998	12,424
Other operations	46,685	43,847
Maintenance	18,088	13,947
Depreciation and amortization	17,997	14,228
Taxes other than income taxes	15,565	12,843

Total operating expenses	256,704	220,002

Operating Income	28,712	36,824
Other Income and (Expense):
Interest income	409	575
Interest expense, net of amounts capitalized	(4,440)	(5,072)
Other income (expense), net	1,618	(128)

Total other income and (expense)	(2,413)	(4,625)

Earnings Before Income Taxes	26,299	32,199
Income taxes	9,694	12,130

Net Income	16,605	20,069
Dividends on Preferred Stock	433	433

Net Income After Dividends on Preferred Stock	$16,172	$19,636

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Net Income After Dividends on Preferred Stock	$16,172	$19,636
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1,310) and $(362), respectively	(2,114)	(584)

COMPREHENSIVE INCOME	$14,058	$19,052

     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$16,605	$20,069
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	18,555	16,949
Deferred income taxes and investment tax credits, net	(4,498)	9,224
Plant Daniel capacity	—	(1,415)
Pension, postretirement, and other employee benefits	1,606	2,680
Stock option expense	458	711
Tax benefit of stock options	80	71
Other, net	(4,875)	(4,151)
Changes in certain current assets and liabilities —
Receivables	(4,769)	11,469
Fossil fuel stock	(3,852)	(10,693)
Materials and supplies	(12,769)	(532)
Prepaid income taxes	4,304	18,301
Other current assets	1,775	803
Hurricane Katrina accounts payable	—	(1,588)
Other accounts payable	8,247	(9,578)
Accrued taxes	(21,608)	(28,308)
Accrued compensation	(15,825)	(17,828)
Other current liabilities	2,109	459

Net cash provided from (used for) operating activities	(14,457)	6,643

Investing Activities:
Property additions	(25,984)	(23,545)
Cost of removal, net of salvage	(151)	(420)
Construction payables	2,410	(2,926)
Other	(564)	(50)

Net cash used for investing activities	(24,289)	(26,941)

Financing Activities:
Increase in notes payable, net	1,850	35,354
Proceeds —
Capital contributions	1,180	(3)
Gross excess tax benefit of stock options	215	178
Other long-term debt	80,000	—
Payment of preferred stock dividends	(433)	(433)
Payment of common stock dividends	(17,100)	(16,825)

Net cash provided from financing activities	65,712	18,271

Net Change in Cash and Cash Equivalents	26,966	(2,027)
Cash and Cash Equivalents at Beginning of Period	4,827	4,214

Cash and Cash Equivalents at End of Period	$31,793	$2,187

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $29 and $0 capitalized for 2008 and 2007, respectively)	$3,847	$5,183
Income taxes (net of refunds)	$(35)	$(21,559)
     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$31,793	$4,827
Receivables —
Customer accounts receivable	39,052	43,946
Unbilled revenues	22,799	23,163
Under recovered regulatory clause revenues	26,167	40,545
Other accounts and notes receivable	7,288	5,895
Affiliated companies	34,849	11,838
Accumulated provision for uncollectible accounts	(785)	(924)
Fossil fuel stock, at average cost	51,318	47,466
Materials and supplies, at average cost	40,209	27,440
Assets from risk management activities	27,157	3,756
Other regulatory assets	28,339	32,234
Other	16,631	14,666

Total current assets	324,817	254,852

Property, Plant, and Equipment:
In service	2,146,326	2,130,835
Less accumulated provision for depreciation	893,209	880,148

	1,253,117	1,250,687
Construction work in progress	60,742	50,015

Total property, plant, and equipment	1,313,859	1,300,702

Other Property and Investments	9,305	9,556

Deferred Charges and Other Assets:
Deferred charges related to income taxes	8,721	8,867
Prepaid pension costs	65,883	66,099
Other regulatory assets	68,298	62,746
Other	28,476	24,843

Total deferred charges and other assets	171,378	162,555

Total Assets	$1,819,359	$1,727,665

     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$41,161	$1,138
Notes payable	11,793	9,944
Accounts payable —
Affiliated	36,001	40,394
Other	76,440	60,758
Customer deposits	9,947	9,640
Accrued taxes —
Income taxes	10,671	—
Other	16,578	48,853
Accrued interest	2,998	2,713
Accrued compensation	6,140	21,965
Other regulatory liabilities	34,458	11,082
Other	25,176	23,882

Total current liabilities	271,363	230,369

Long-term Debt	321,671	281,963

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	207,769	206,818
Deferred credits related to income taxes	14,915	15,156
Accumulated deferred investment tax credits	14,967	15,254
Employee benefit obligations	90,591	88,300
Other cost of removal obligations	93,201	90,485
Other regulatory liabilities	122,706	119,458
Other	36,679	33,252

Total deferred credits and other liabilities	580,828	568,723

Total Liabilities	1,173,862	1,081,055

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	316,253	314,324
Retained earnings	260,314	261,242
Accumulated other comprehensive income (loss)	(1,541)	573

Total common stockholder’s equity	612,717	613,830

Total Liabilities and Stockholder’s Equity	$1,819,359	$1,727,665

     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2008 vs. FIRST QUARTER 2007
OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel prices, and major storm restoration. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Mississippi Power for the foreseeable future.
Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power’s long-term financial success is dependent upon how well it satisfies its customers’ needs, Mississippi Power’s retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power’s allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Mississippi Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(3.5)	(17.6)

Mississippi Power’s net income after dividends on preferred stock for the first quarter 2008 was $16.2 million compared to $19.6 million for the corresponding period in 2007. The decrease was primarily a result of a $5.8 million increase in non-fuel related expenses, a $2.5 million increase in depreciation and amortization primarily due to the amortization of regulatory items, a $1.0 million increase in regulatory liability for System Restoration Rider (SRR), and a $0.8 million increase in taxes other than income primarily due to franchise taxes, partially offset by a $3.5 million increase in territorial base revenues primarily due to a retail base rate increase effective January 2008 and a $1.6 million increase in other income and expense. For additional information on SRR, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – System Restoration Rider” of Mississippi Power in Item 7 of the Form 10-K.
Retail Revenues

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$12.3	7.9

In the first quarter 2008, retail revenues were $168.4 million compared to $156.1 million in the same period in 2007.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	First Quarter
	2008

	(in millions)	% change
Retail – prior year	$156.1
Estimated change in —
Rates and pricing	4.3	2.7
Sales growth	1.4	0.9
Weather	(0.7)	(0.4)
Fuel and other cost recovery	7.3	4.7

Retail – current year	$168.4	7.9%

Revenues associated with changes in rates and pricing increased in the first quarter 2008 when compared to the same period of 2007 due to a base rate increase effective January 2008 of $3.5 million and an increase in the ECO Plan rate effective April 2007 of $1.8 million. These increases were partially offset by retail revenue reductions of approximately $1.0 million related to SRR revenues.
Revenues attributable to changes in sales growth increased in the first quarter 2008 when compared to the same period in 2007 due to 3.3%, 2.1%, and 0.6% increases in KWH sales to residential, commercial, and industrial customers, respectively.
Revenues resulting from changes in weather were minimal because temperatures were essentially the same during the first quarter of 2008 compared to the first quarter of 2007.
Fuel and other cost recovery revenues increased in the first quarter of 2008 when compared to the same period in 2007 primarily as a result of higher fuel and purchased power expenses. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$7.5	9.7

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2008, wholesale revenues to non-affiliates were $84.8 million compared to $77.3 million in the same period in 2007. The increase was due to increased revenues from customers outside Mississippi Power’s service territory of $4.7 million and increased revenues from customers inside Mississippi Power’s service territory of $2.8 million. The $4.7 million increase in revenues from customers outside Mississippi Power’s service territory was primarily due to a $4.3 million increase associated with higher prices, a $0.3 million increase associated with increased sales, and a $0.1 million increase in capacity revenues. The $2.8 million increase in revenues from customers inside Mississippi Power’s service territory is due to a $3.5 million increase in fuel costs, partially offset by lower demand by customers of approximately $0.7 million.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$9.5	50.0

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost. In the first quarter 2008, wholesale revenues from affiliates were $28.4 million compared to $18.9 million in the same period in 2007. The increase was primarily due to a $9.4 million increase in energy revenues, of which $9.2 million was associated with higher fuel prices and $0.2 million was associated with increased sales. Capacity revenues increased $0.1 million.
Fuel and Purchased Power Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Fuel	$8.4	6.9
Purchased power-non-affiliates	1.3	136.4
Purchased power-affiliates	13.6	109.3

Total fuel and purchased power expenses	$23.3

In the first quarter 2008, total fuel and purchased power expenses were $158.4 million compared to $135.1 million in the same period in 2007. The increase in fuel and purchased power expenses was primarily due to a $22.1 million increase in the cost of fuel and purchased power and a $1.1 million increase related to total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since the energy purchases are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clauses.
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2008	2007	Change
	(cents per net KWH)
Fuel	3.91	3.56	9.8%
Purchased power	5.40	3.37	60.2%

In the first quarter 2008, fuel expense was $130.1 million compared to $121.7 million in the same period in 2007. The increase was primarily due to an $11.5 million increase in the price of coal, gas, transportation, and emission allowances, partially offset by a $3.1 million decrease in generation from Mississippi Power-owned facilities due to availability of lower cost affiliate purchased power.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-affiliates
In the first quarter 2008, purchased power expense from non-affiliates was $2.3 million compared to $1.0 million in the same period in 2007. The increase was primarily the result of a 115.5% increase in the average cost of purchased power per KWH and a 9.7% increase in KWH volume purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2008, purchased power from affiliates was $26.0 million compared to $12.4 million in the same period in 2007. The increase was primarily due to a 50.7% increase in the average cost of purchased power per KWH as well as a 38.8% increase in KWH volume purchased primarily due to reduced generation resulting in more purchased power needed to meet the gap between generation and demand, and more sales outside the Southern Company system.
Energy purchases from affiliated companies will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Other operations	$2.8	6.5
Maintenance	4.1	29.7

Total other operations and maintenance expenses	$6.9

In the first quarter 2008, other operations and maintenance expenses were $64.7 million compared to $57.8 million in the same period in 2007. The increase in other operations expense was primarily due to a $1.8 million increase in generation construction screening. The increase in maintenance expense for the first quarter 2008 was primarily due to a $1.8 million increase in distribution maintenance, a $1.0 million increase in expenses due to changes in environmental projects, a $0.9 million increase in production scheduled maintenance expenses, and a $0.6 million increase in company labor expenses across all functions.
Depreciation and Amortization

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$3.8	26.5

In the first quarter 2008, depreciation and amortization was $18.0 million compared to $14.2 million in the same period in 2007. The increase was primarily due to a $1.4 million increase in amortization related to a regulatory liability recorded in 2003 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity, a $1.1 million increase in amortization of environmental costs related to the approved ECO Plan, a $0.6 million increase for amortization of certain reliability-related maintenance costs deferred in 2007 in accordance with a Mississippi PSC order, and a $0.4 million increase in depreciation expense for transmission

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and distribution expenditures. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$2.7	21.2

In the first quarter 2008, taxes other than income taxes were $15.6 million compared to $12.8 million in the same period in 2007. The increase was primarily due to a $1.9 million increase in ad valorem taxes, a $0.3 million increase in municipal franchise taxes, a $0.2 million increase in corporate franchise taxes, and a $0.3 million increase in payroll taxes. The retail portion of the increase in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income. The increase in municipal franchise taxes is directly related to the increase in total retail revenues.
Total Other Income and (Expense)

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$2.2	47.8

In the first quarter 2008, total other income and (expense) was $(2.4) million compared to $(4.6) million in the same period in 2007. The change was primarily the result of amounts collected from a customer for construction of a substation project, which had a tax effect of $1.1 million, a $0.6 million decrease in interest expense related to short-term indebtedness, and a $0.3 million increase due to mark to market gains on energy-related derivative positions.
Income Taxes

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(2.4)	(20.1)

In the first quarter 2008, income taxes were $9.7 million compared to $12.1 million in the same period in 2007. The change of $2.4 million was primarily due to a decrease in pre-tax income.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of Mississippi Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include Mississippi Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Mississippi Power’s service area in the aftermath of Hurricane Katrina. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Mississippi Power’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Mississippi PSC Matters
Retail Regulatory Matters
Environmental Compliance Overview Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC. On February 1, 2008, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation for 2008. Mississippi Power requested an 18 cent per 1,000 KWH decrease for retail customers.
Since the filing of the ECO Plan evaluation on February 1, 2008, the regulations addressing mercury emissions were altered by a decision issued by the U.S. Court of Appeals for the D.C. Circuit in State of New Jersey v. Environmental Protection Agency on February 8, 2008. On April 7, 2008, Mississippi Power filed with the Mississippi PSC a supplemental ECO Plan evaluation in which the projects included in the ECO Plan

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
evaluation on February 1, 2008 being undertaken primarily for mercury control were removed. In this supplemental ECO filing, Mississippi Power changed the request to a 15 cent per 1,000 KWH decrease for retail residential customers. Hearings with the Mississippi PSC are expected to be held in May 2008. The outcome of the 2008 supplemental ECO Plan filing cannot now be determined.
Performance Evaluation Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Performance Evaluation Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s base rates. In a May 2004 order establishing Mississippi Power’s forward-looking rate schedule PEP, the Mississippi PSC ordered that the Mississippi Public Utility Staff and Mississippi Power review the operations of the PEP in 2007. By mutual agreement, this review was deferred and will occur in 2008.
In December 2007, Mississippi Power submitted its annual PEP filing for 2008, which resulted in a rate increase of 1.983% or $15.5 million annually, effective January 2008. In March 2008, Mississippi Power submitted its annual PEP lookback filing for 2007, which recommended no surcharge or refund. The filing is under review by the Mississippi Public Utility Staff; therefore, the ultimate outcome of this filing cannot now be determined.
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. At March 31, 2008, the under recovered balance of fuel recorded in Mississippi Power’s Condensed Balance Sheets herein was $26.2 million compared to $40.5 million at December 31, 2007. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income but will affect cash flow.
Mississippi Base Load Construction Legislation
In the 2008 regular session of the Mississippi legislature, a bill was introduced to enhance the Mississippi PSC’s authority to facilitate development and construction of base load generation in the State of Mississippi. The bill, passed by the legislature on April 16, 2008 and awaiting approval by the Governor, authorizes, but does not require, the Mississippi PSC to include in retail base rates, prior to and during construction, all or a portion of the prudently incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. The bill also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the bill authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery for costs incurred in connection with such cancelled generating plant.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kemper County Integrated Coal Gasification Combined Cycle
As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent upon meeting the certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to another Southern Company project that would have been located in Orlando, Florida. The Orlando project was cancelled in 2007.
In December 2006, the Mississippi PSC approved Mississippi Power’s request for accounting treatment of the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. The Mississippi PSC gave Mississippi Power the authority to create and recognize a regulatory asset for such costs. In December 2007, Mississippi Power reported to the Mississippi PSC an updated estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At March 31, 2008, Mississippi Power had spent $25.3 million, of which $2.7 million related to land purchases capitalized. The retail portion of $16.4 million was deferred in other regulatory assets and the wholesale portion of $6.2 million was expensed. The retail portion of these costs will be charged to and remain as a regulatory asset until the Mississippi PSC determines the prudence and ultimate recovery of such costs, which decision is expected by January 2009. The balance of such regulatory asset is included in Mississippi Power’s rate base for retail ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds. The Mississippi PSC, in its discretion, may exercise its additional rate authority granted to the Mississippi PSC in the Mississippi base load construction legislation if such legislation is signed by the Governor and if the project proceeds. See “Mississippi Base Load Construction Legislation” herein for additional information.
The final outcome of this matter cannot now be determined.
Income Tax Matters
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. Mississippi Power is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $6 million and $9 million.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
Mississippi Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Plant Daniel Operating Lease.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at March 31, 2008. Net cash used for operating activities totaled $14.5 million for the first quarter 2008, compared to $6.6 million net cash provided from operating activities for the first quarter 2007. The $21.1 million increase in net cash used for operating activities in the first quarter 2008 was primarily due to an increase in prepaid income taxes in the amount of $14.0 million primarily as a result of the receipt of a tax refund in the first quarter 2007. Also, contributing to the increase in the use of funds was an increase in materials and supplies of $12.2 million primarily due to 2008 project delays. These increases in cash used for operating activities were partially offset by increases in fuel inventory of $6.8 million. The change in net cash used for investing activities was not material. Net cash provided from financing activities totaled $65.7 million for the first quarter 2008, compared to $18.3 million for the first quarter 2007. The $47.4 million increase in net cash provided from financing activities was primarily due to the $80 million long-term bank loan made to Mississippi Power on March 5, 2008, offset by short-term borrowings in the first quarter 2007 of approximately $35 million.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant balance sheet changes for the first three months of 2008 include an increase in cash and cash equivalents of $27.0 million as well as an increase in long-term debt of $80.0 million due to a long-term bank loan made to Mississippi Power on March 5, 2008 which was offset by a $40.0 million reclassification of a senior note that will mature in March 2009. Receivables from affiliated companies also increased by $23.0 million primarily due to an increase in sales to affiliate companies in accordance with the IIC. There is also an increase in current assets from risk management activities of $23.4 million primarily due to mark to market gains on energy-related derivative positions.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $41 million will be required through March 31, 2009 for maturities of long-term debt.
Sources of Capital
Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Mississippi Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
Mississippi Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at March 31, 2008 approximately $32 million of cash and cash equivalents and $181 million of unused committed credit arrangements with banks. All of these facilities expire in 2008. Approximately $39 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At March 31, 2008, Mississippi Power had $11.8 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- or Baa3. These contracts are primarily for electricity sales and coal purchases. At March 31, 2008, the maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $8 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Mississippi Power, along with all members of the Power Pool, is party to certain energy-related derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2008, Mississippi Power’s total exposure to these types of agreements was approximately $47 million.
Market Price Risk
Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel-hedging programs at the instruction of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers.
The fair value of energy-related derivative contracts and valuations at March 31, 2008 were as follows:

First Quarter
2008
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$1.9
Contracts realized or settled	0.6
Current period changes(a)	24.7

Contracts outstanding at the end of the period, assets (liabilities), net	$27.2

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gains and losses on energy-related derivative contracts related to Mississippi Power’s fuel hedging program are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost management clause. Certain other gains and losses on energy-related derivatives, designated as hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at March 31, 2008 was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory liabilities, net	$29.6
Accumulated other comprehensive income	(2.5)
Net income	0.1

Total fair value gain/(loss)	$27.2

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2008 are as follows:

		March 31, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in millions)
Level 1	$—	$—	$—
Level 2	27.2	23.5	3.7
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$27.2	$23.5	$3.7

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
On March 5, 2008, Mississippi Power entered into an $80.0 million long-term bank loan that bears interest based on one-month LIBOR. Proceeds were used to repay a portion of Mississippi Power’s short-term indebtedness and for other corporate purposes, including Mississippi Power’s continuous construction activities.
Also in 2008, Mississippi Power converted its entire $42.6 million of obligations related to auction rate tax-exempt securities from an auction rate mode to a fixed rate mode.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Revenues:
Wholesale revenues —
Non-affiliates	$80,469	$81,117
Affiliates	133,493	109,502
Other revenues	1,570	1,873

Total operating revenues	215,532	192,492

Operating Expenses:
Fuel	36,047	27,366
Purchased power —
Non-affiliates	16,556	11,030
Affiliates	50,708	31,287
Other operations	26,199	20,889
Maintenance	8,832	5,298
Depreciation and amortization	19,987	18,394
Taxes other than income taxes	4,542	3,711

Total operating expenses	162,871	117,975

Operating Income	52,661	74,517
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19,357)	(20,894)
Other income (expense), net	12,580	(82)

Total other income and (expense)	(6,777)	(20,976)

Earnings Before Income Taxes	45,884	53,541
Income taxes	16,909	21,505

Net Income	$28,975	$32,036

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Net Income	$28,975	$32,036
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2,944) and $(580), respectively	(4,562)	(891)
Reclassification adjustment for amounts included in net income, net of tax of $1,342 and $1,156, respectively	2,074	2,037

Total other comprehensive income (loss)	(2,488)	1,146

COMPREHENSIVE INCOME	$26,487	$33,182

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$28,975	$32,036
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	24,016	22,086
Deferred income taxes and investment tax credits, net	11,067	20,953
Deferred revenues	(26,767)	(27,924)
Mark-to-market adjustments	14,406	410
Accumulated billings on construction contract	18,737	15,098
Accumulated costs on construction contract	(18,630)	(4,408)
Gain on sale of property	(6,029)	—
Other, net	1,662	517
Changes in certain current assets and liabilities —
Receivables	(2,356)	5,399
Fossil fuel stock	(2,375)	149
Materials and supplies	(155)	(650)
Other current assets	(214)	80
Accounts payable	(5,719)	(3,065)
Accrued taxes	8,356	(2,961)
Accrued interest	(12,210)	(12,067)
Other current liabilities	(2,881)	—

Net cash provided from operating activities	29,883	45,653

Investing Activities:
Property additions	(30,003)	(45,852)
Sale of property	4,999	—
Change in construction payables, net	4,853	5,104
Other	(725)	—

Net cash used for investing activities	(20,876)	(40,748)

Financing Activities:
Increase in notes payable, net	13,720	21,380
Proceeds — Capital contributions	897	(3)
Payment of common stock dividends	(23,625)	(22,450)
Other	—	(23)

Net cash used for financing activities	(9,008)	(1,096)

Net Change in Cash and Cash Equivalents	(1)	3,809
Cash and Cash Equivalents at Beginning of Period	5	29,929

Cash and Cash Equivalents at End of Period	$4	$33,738

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4,142 and $3,409 capitalized for 2008 and 2007, respectively)	$27,717	$29,293
Income taxes (net of refunds)	$495	$6,948
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$4	$5
Receivables —
Customer accounts receivable	21,952	19,100
Other accounts receivable	816	1,025
Affiliated companies	26,794	27,004
Fossil fuel stock, at average cost	17,535	15,160
Materials and supplies, at average cost	19,439	19,284
Prepaid service agreements — current	14,379	14,233
Other prepaid expenses	5,223	2,840
Assets from risk management activities	27,973	16,079
Other	—	4,226

Total current assets	134,115	118,956

Property, Plant, and Equipment:
In service	2,534,640	2,534,507
Less accumulated provision for depreciation	300,378	280,962

	2,234,262	2,253,545
Construction work in progress	305,532	283,084

Total property, plant, and equipment	2,539,794	2,536,629

Deferred Charges and Other Assets:
Prepaid long-term service agreements	92,528	87,058
Other—
Affiliated	4,060	4,138
Other	21,904	21,993

Total deferred charges and other assets	118,492	113,189

Total Assets	$2,792,401	$2,768,774

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Notes payable	$63,468	$49,748
Accounts payable —
Affiliated	58,206	48,475
Other	11,106	20,322
Accrued taxes —
Income taxes	—	392
Other	6,388	2,658
Accrued interest	17,958	30,168
Liabilities from risk management activities	46,051	12,639
Billings in excess of cost on construction contract	36,491	36,384
Other	1,416	9,523

Total current liabilities	241,084	210,309

Long-term Debt	1,297,163	1,297,099

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	154,699	138,123
Deferred capacity revenues — Affiliated	8,586	34,801
Other—
Affiliated	7,494	7,754
Other	2,410	2,801

Total deferred credits and other liabilities	173,189	183,479

Total Liabilities	1,711,436	1,690,887

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	859,362	858,466
Retained earnings	257,801	253,131
Accumulated other comprehensive loss	(36,198)	(33,710)

Total common stockholder’s equity	1,080,965	1,077,887

Total Liabilities and Stockholder’s Equity	$2,792,401	$2,768,774

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2008 vs. FIRST QUARTER 2007
OVERVIEW
Southern Power and its wholly-owned subsidiaries construct, acquire, own, and manage generation assets and sell electricity at market-based prices in the southeastern wholesale market. Southern Power continues to execute its regional strategy through a combination of acquiring and constructing new power plants and by entering into PPAs with investor owned utilities, independent power producers, municipalities, and electric cooperatives.
To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators. These indicators include peak season equivalent forced outage rate (EFOR), and net income. EFOR defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(3.0)	(9.6)

Southern Power’s net income for the first quarter 2008 was $29.0 million compared to $32.0 million for the corresponding period of 2007. This decrease was primarily due to mark to market losses on forward sales of uncontracted generating capacity, transmission service and tariff penalties incurred during the first quarter 2008, and increased depreciation expense associated with the implementation of a new depreciation study. These unfavorable impacts were partially offset by a gain on the sale of an undeveloped tract of land and the receipt of a fee for participating in an asset auction during the first quarter 2008.
Wholesale Revenues – Affiliates and Wholesale Revenues – Non-Affiliates

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$23.3	12.2

Wholesale revenues for the first quarter 2008 were $214.0 million compared to $190.6 million for the corresponding period of 2007. Wholesale energy sales to non-affiliates will vary depending on the energy demand of those customers and their generation capacity, as well as the market cost of available energy compared to the cost of Southern Power. Energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC. Wholesale revenues from non-affiliates decreased $0.6 million during the period, primarily due to two offsetting factors. The first is a mark to market loss of $28.3 million on forward sales of uncontracted generating capacity arising from an increase in forward market prices. Secondly, offsetting this loss were increases of $27.7 million in short-term market energy revenues,

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increased energy revenues due to higher natural gas prices, and revenues from Plant Oleander Unit 5. Wholesale revenues from affiliates increased $24.0 million during the period, primarily due to increased demand under existing PPAs with affiliates due to favorable weather within the Southern Company service territory.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Fuel	$8.7	31.7
Purchased power – non-affiliates	5.5	50.1
Purchased power – affiliates	19.4	62.1

Total fuel and purchased power expenses	$33.6

In the first quarter 2008, total fuel and purchased power expenses were $103.3 million compared to $69.7 million for the corresponding period in 2007. These increases were primarily due to increased generation and purchases of $19 million in order to meet the higher energy sales as well as higher fuel and purchased power costs of $28.6 million due to an increase in the average cost of fuel and purchased power. Mark to market gains of $13.9 million on forward natural gas derivatives and forward power purchases offset a portion of these increases.
Other Operations and Maintenance Expenses

	First Quarter 2008 vs. First Quarter 2007
	(change in millions)	% change
Other operations	$5.3	25.4
Maintenance	3.5	66.7

Total other operations and maintenance expenses	$8.8

In the first quarter 2008, other operations and maintenance expenses were $35.0 million compared to $26.2 million in the same period in 2007. This increase was primarily due to transmission service and tariff penalties of $3.6 million, timing of plant maintenance activities of $3.1 million, and general and administrative expenses of $2.1 million due to implementation of the FERC separation order.
Depreciation and Amortization

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$1.6	8.7

In the first quarter 2008, depreciation and amortization was $20.0 million compared to $18.4 million for the corresponding period in 2007. This increase was primarily due to completion of Plant Oleander Unit 5 and higher depreciation rates implemented in January 2008. See Note (J) to the Condensed Financial Statements herein for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense), Net

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$12.7	N/M

N/M	– Not Meaningful
In the first quarter 2008, other income (expense), net was $12.6 million as compared to $(0.1) million for the corresponding period in 2007. This change was primarily due to a $6.0 million gain on the sale of an undeveloped tract of land and a $6.4 million fee received for participating in an asset auction. Southern Power was not the successful bidder in the auction.
Income Taxes

First Quarter 2008 vs. First Quarter 2007
(change in millions)	% change
$(4.6)	(21.4)

In the first quarter 2008, income taxes were $16.9 million compared to $21.5 million for the corresponding period in 2007. This decrease was primarily due to a decrease in earnings before taxes resulting in lower income tax expense of $3.1 million. Also contributing to the variance was a decrease of $1.5 million due to the federal production activities deduction.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. A number of factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, including regulatory matters (such as those related to affiliate contracts), sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
Construction Projects
Plant Franklin Unit 3
Southern Power restarted construction activities on Plant Franklin Unit 3 in 2006, with an expected completion date in June 2008. The total cost is expected to be approximately $304.4 million, of which $294.2 million had been spent as of March 31, 2008. The expected capacity of this unit is 621 MW and will be used to provide annual capacity for a PPA with Constellation Energy Group, Inc. from 2009 through 2015.
Environmental Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance with possible additional federal or state legislation or regulations related to global climate change, air quality, or other environmental and health concerns could also affect earnings. While Southern Power’s PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations, the full impact of any such regulatory or legislative changes cannot be determined at this time.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Southern Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such potential litigation against Southern Power and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements Southern Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from any such proceedings would have a material adverse effect on Southern Power’s financial statements.
See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS - ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition, Normal Sale and Non-Derivative Transactions, Cash Flow Hedge Transactions, Mark-to-Market Transactions, Percentage of Completion, Asset Impairments, Acquisition Accounting, and Contingent Obligations.
New Accounting Standards
Business Combinations
In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R, when adopted, will significantly change the accounting for business combinations, specifically the accounting for contingent consideration, contingencies, acquisition costs, and restructuring costs. Southern Power plans to adopt SFAS No. 141R on January 1, 2009. It is likely that the adoption of SFAS No. 141R will have a significant impact on the accounting for any business combinations completed by Southern Power after January 1, 2009.
In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Southern Power plans to adopt SFAS No. 160 on January 1, 2009 and is currently assessing its impact, if any.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at March 31, 2008. Net cash provided from operating activities totaled $29.9 million for the first quarter 2008, compared to $45.7 million for the first quarter 2007. The $15.8 million decrease in cash provided from operating activities in the first quarter 2008 is primarily due to costs incurred on the construction of the combined cycle unit for the Orlando Utilities Commission. Net cash used for investing activities totaled $20.9 million for the first quarter 2008, compared to $40.7 million for the first quarter 2007. This decrease is primarily due to a reduction in capital expenditures as Plant Oleander Unit 5 was completed in December 2007 and the gasifier portion of the IGCC project was terminated in November 2007. Net cash used for financing activities totaled $9.0 million for the first quarter 2008, compared to $1.1 million for the first quarter 2007. This increase is primarily due to a reduction of outstanding commercial paper and an increase in dividends paid to Southern Company. Southern Power paid dividends to Southern Company of $23.6 million in the first quarter 2008.
Significant balance sheet changes for the first quarter 2008 include increases in assets and liabilities for Southern Power’s risk management activities due to increases in the forward market prices for power and natural gas. Other asset changes include the completion of the sale of land that was held for sale at December 31, 2007. Other liability changes include a reduction in other current liabilities due to

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
payment of IGCC termination costs of $ 2.6 million and a reduction of deferred capacity revenues due to seasonality.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements.
Sources of Capital
Southern Power may use operating cash flows, external funds, or equity capital from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper or utilization of credit arrangements from banks. However, the amount, type, and timing of any financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source, as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at March 31, 2008 approximately $400 million in committed credit arrangements with banks that expire in 2012. Borrowings of $50 million under these arrangements were outstanding as of March 31, 2008. Proceeds from these credit arrangements may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program.
Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. At March 31, 2008, there was $13.5 million of commercial paper outstanding.
Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2 or to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At March 31, 2008, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $271 million. At March 31, 2008, the maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $463 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
In addition, Southern Power is party to a PPA that could require collateral, but not accelerated payment, in the event of a downgrade to Southern Power’s credit rating to below BBB- or Baa3. The amount of

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
collateral required would depend upon actual losses, if any, resulting from a credit downgrade, limited to Southern Power’s remaining obligations under the contract.
Southern Power, along with the other members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2008, Southern Power’s total exposure to these types of agreements was approximately $47 million.
Market Price Risk
Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
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
Because energy from Southern Power’s facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the counterparties, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is generally limited. However, during 2008, Southern Power is exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity.
The change in fair value of energy-related derivative contracts and valuations at March 31, 2008 were as follows:

First Quarter
2008
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$3.4
Contracts realized or settled	(2.9)
Current period changes(a)	(19.1)

Contracts outstanding at the end of the period, assets (liabilities), net	$(18.6)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at March 31, 2008 was reflected in the financial statements as follows:

Amounts
(in millions)
Accumulated other comprehensive income	$(7.5)
Net income	(11.1)

Total fair value gain/(loss)	$(18.6)

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2008 for energy-related derivative contracts that are not hedges were $14.4 million and will continue to be marked to market until the settlement date. These amounts were immaterial for the three months ended March 31, 2007.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2008 are as follows:

	March 31, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Level 1	$–	$–	$–
Level 2	(18.6)	(18.0)	(0.6)
Level 3	–	–	–

Fair value of contracts outstanding at end of period	$(18.6)	$(18.0)	$(0.6)

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 6 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Southern Power did not issue or redeem any long-term securities during the three months ended March 31, 2008.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, K

Alabama Power	A, B, C, F, G, H, I

Georgia Power	A, B, C, D, F, G, H, I

Gulf Power	A, B, C, F, G, H

Mississippi Power	A, B, C, D, F, G, H

Southern Power	A, B, C, F, H, J

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	INTRODUCTION

The condensed quarterly financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2007 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the latest Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation. Where applicable, each company’s statement of income for the first quarter 2007 was modified to report “Interest expense to affiliate trusts” together with “Interest expense, net of amounts capitalized.” Southern Company’s statement of cash flows for the prior period was modified within the operating activities section to present separate line items for “Derivative fair value adjustments” and “Deferred revenues” previously included in “Other, net.” Within the investing activities section, “Proceeds from property sales” was combined into “Other.”

Alabama Power’s statement of cash flows for the first quarter 2007 was modified within the operating activities section to combine “Deferred expenses – affiliates” into “Other, net.”

Georgia Power’s statement of cash flows for the prior period was modified within the operating activities section to present a separate line item for “Deferred revenues” previously included in “Other, net.” Additionally, the line items “Stock option expense” and “Tax benefit of stock options” were combined into “Other, net” and “Material and supplies” was combined into “Other current assets.” In the financing activities section, “Gross excess tax benefit of stock options” was combined into “Other.”

Gulf Power modified its statement of income for the three months ended March 31, 2007 to report a separate line item for “Allowance for funds used during construction” previously included in “Other income and expense, net.” In conjunction with such modification, Gulf Power modified its statement of cash flows within the operating activities section to present a separate line item for “Allowance for equity funds used during construction” previously included in “Other, net.”

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Due to the relative significance of the amount reported at March 31, 2008 associated with “Assets from risk management activities,” the balance sheet at December 31, 2007 of Mississippi Power was modified to report the amount for that line item previously included in “Other.” In conjunction with this modification, the balance sheet amount reported by Mississippi Power at December 31, 2007 for “Prepaid income taxes” was combined into “Other.”

Southern Power’s statement of cash flows for the prior period was modified within the operating activities section to present a separate line item for “Mark to market adjustments” previously included in “Other, net.” Within the financing activities section, a modification was made to report “Proceeds – Capital contributions” which was previously included in “Other.”

These reclassifications had no effect on total assets, net income, cash flows, or earnings per share.

In the first quarter 2008, Gulf Power sold a turbine rotor assembly to Southern Power for $9.4 million. These transactions were eliminated in consolidation for Southern Company.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of the registrants in Item 8 of the Form 10-K for information relating to various lawsuits, other contingencies, and regulatory matters.

General Litigation Matters

Each registrant is subject to certain claims and legal actions arising in the ordinary course of business. In addition, each registrant’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against the registrants and any of their subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of each registrant in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on such registrant’s financial statements.

Mirant Matters

Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the United States and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity.

Mirant Bankruptcy

In July 2003, Mirant and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. The Bankruptcy Court entered an order confirming Mirant’s plan of reorganization in December 2005, and Mirant announced that this plan became effective in January 2006. As part of the plan, Mirant transferred substantially all of its assets and its restructured debt to a new corporation that adopted the name Mirant Corporation (Reorganized Mirant).

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Southern Company has certain contingent liabilities associated with guarantees of contractual commitments made by Mirant’s subsidiaries discussed under “Guarantees” in Note 7 to the financial statements of Southern Company in Item 8 of the Form 10-K and with various lawsuits related to Mirant discussed below. Also, Southern Company has joint and several liability with Mirant regarding the joint consolidated federal income tax returns through 2001, as discussed in Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K. In December 2004, as a result of concluding an IRS audit for the tax years 2000 and 2001, Southern Company paid approximately $39 million in additional tax and interest related to Mirant tax items and filed a claim in Mirant’s bankruptcy case for that amount. Through December 2007, Southern Company received from the IRS approximately $36 million in refunds related to Mirant. Southern Company believes it has a right to recoup the $39 million tax payment owed by Mirant from such tax refunds. As a result, Southern Company intends to retain the tax refunds and reduce its claim against Mirant for the payment of Mirant taxes by the amount of such refunds. MC Asset Recovery, a special purpose subsidiary of Reorganized Mirant, has objected to and sought to equitably subordinate the Southern Company tax claim in its fraudulent transfer litigation against Southern Company. Southern Company has reserved the approximately $3 million amount remaining with respect to its Mirant tax claim.
Under the terms of the separation agreements entered into in connection with the spin-off, Mirant agreed to indemnify Southern Company for costs associated with these guarantees, lawsuits, and additional IRS assessments. However, as a result of Mirant’s bankruptcy, Southern Company sought reimbursement as an unsecured creditor in Mirant’s Chapter 11 proceeding. As part of a complaint filed against Southern Company in June 2005 and amended thereafter, Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation (Unsecured Creditors’ Committee) objected to and sought equitable subordination of Southern Company’s claims, and Mirant moved to reject the separation agreements entered into in connection with the spin-off. MC Asset Recovery has been substituted as plaintiff in the complaint. If Southern Company’s claims for indemnification with respect to these, or any additional future payments, are allowed, then Mirant’s indemnity obligations to Southern Company would constitute unsecured claims against Mirant entitled to stock in Reorganized Mirant. The final outcome of this matter cannot now be determined.
MC Asset Recovery Litigation
In June 2005, Mirant, as a debtor in possession, and the Unsecured Creditors’ Committee filed a complaint against Southern Company in the U.S. Bankruptcy Court for the Northern District of Texas, which was amended in July 2005, February 2006, May 2006, and March 2007.
In December 2005, the Bankruptcy Court entered an order authorizing the transfer of this proceeding, along with certain other actions, to MC Asset Recovery. Under that order, Reorganized Mirant is obligated to fund up to $20 million in professional fees in connection with the lawsuits, as well as certain additional amounts. Any net recoveries from these lawsuits will be distributed to, and shared equally by, certain unsecured creditors and the original equity holders. In January 2006, the U.S. District Court for the Northern District of Texas substituted MC Asset Recovery as plaintiff.
The complaint, as amended in March 2007, alleges that Southern Company caused Mirant to engage in certain fraudulent transfers and to pay illegal dividends to Southern Company prior to the spin-off. The alleged fraudulent transfers and illegal dividends include without limitation: (1) certain dividends from Mirant to Southern Company in the aggregate amount of $668 million, (2) the repayment of certain intercompany loans and accrued interest in an aggregate amount of $1.035 billion, and (3) the dividend distribution of one share of Series B Preferred Stock and its subsequent redemption in exchange for Mirant’s 80% interest in a holding company that owned SE Finance Capital Corporation and Southern Company Capital Funding, Inc., which transfer plaintiff asserts is valued at over $200 million. The complaint also seeks to recharacterize certain advances from Southern Company

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
to Mirant for investments in energy facilities from debt to equity. The complaint further alleges that Southern Company is liable to Mirant’s creditors for the full amount of Mirant’s liability under an alter ego theory of recovery and that Southern Company breached its fiduciary duties to Mirant and its creditors, caused Mirant to breach its fiduciary duties to creditors, and aided and abetted breaches of fiduciary duties by Mirant’s directors and officers. The complaint also seeks recoveries under the theories of restitution and unjust enrichment. In addition, the complaint alleges a claim under the Federal Debt Collection Procedure Act (FDCPA) to void certain transfers from Mirant to Southern Company. MC Asset Recovery claims to have standing to assert violations of the FDCPA and to recover property on behalf of the Mirant debtors’ estates. The complaint seeks monetary damages in excess of $2 billion plus interest, punitive damages, attorneys’ fees, and costs. Finally, the complaint includes an objection to Southern Company’s pending claims against Mirant in the Bankruptcy Court (which relate to reimbursement under the separation agreements of payments such as income taxes, interest, legal fees, and other guarantees described in Note 7 to the financial statements of Southern Company in Item 8 of the Form 10- K) and seeks equitable subordination of Southern Company’s claims to the claims of all other creditors. Southern Company served an answer to the complaint in April 2007.
In January 2006, the U.S. District Court for the Northern District of Texas granted Southern Company’s motion to withdraw this action from the Bankruptcy Court and, in February 2006, granted Southern Company’s motion to transfer the case to the U.S. District Court for the Northern District of Georgia. In May 2006, Southern Company filed a motion for summary judgment seeking entry of judgment against the plaintiff as to all counts of the complaint. In December 2006, the U.S. District Court for the Northern District of Georgia granted in part and denied in part the motion. As a result, certain breach of fiduciary duty claims alleged in earlier versions of the complaint are barred; all other claims in the complaint may proceed. Southern Company believes there is no meritorious basis for the claims in the complaint and is vigorously defending itself in this action. However, the final outcome of this matter cannot now be determined.
Mirant Securities Litigation
In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants in a class action lawsuit that several Mirant shareholders originally filed against Mirant and certain Mirant officers in May 2002. Several other similar lawsuits filed subsequently were consolidated into this litigation in the U.S. District Court for the Northern District of Georgia. The amended complaint is based on allegations related to alleged improper energy trading and marketing activities involving the California energy market, alleged false statements and omissions in Mirant’s prospectus for its initial public offering and in subsequent public statements by Mirant, and accounting-related issues previously disclosed by Mirant. The lawsuit purports to include persons who acquired Mirant securities between September 26, 2000 and September 5, 2002.
In July 2003, the court dismissed all claims based on Mirant’s alleged improper energy trading and marketing activities involving the California energy market. The other claims do not allege any improper trading and marketing activity, accounting errors, or material misstatements or omissions on the part of Southern Company but seek to impose liability on Southern Company based on allegations that Southern Company was a “control person” as to Mirant prior to the spin-off date. Southern Company filed an answer to the consolidated amended class action complaint in September 2003. Plaintiffs have also filed a motion for class certification.
During Mirant’s Chapter 11 proceeding, the securities litigation was stayed, with the exception of limited discovery. Since Mirant’s plan of reorganization has become effective, the stay has been lifted. In March 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
improper energy trading and marketing activities involving the California energy market. Southern Company and the other defendants have opposed the plaintiffs’ motion. On March 6, 2007, the court granted plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. On March 21, 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. On July 27, 2007, certain defendants, including Southern Company, filed motions for reconsideration of the court’s denial of a motion seeking dismissal of certain federal securities laws claims based upon, among other things, certain alleged errors included in financial statements issued by Mirant. The ultimate outcome of this matter cannot be determined at this time.
The plaintiffs have also stated that they intend to request that the court grant leave for them to amend the complaint to add allegations based upon claims asserted against Southern Company in the MC Asset Recovery litigation.
Under certain circumstances, Southern Company will be obligated under its Bylaws to indemnify the four current and/or former Southern Company officers who served as directors of Mirant at the time of its initial public offering through the date of the spin-off and who are also named as defendants in this lawsuit. The final outcome of this matter cannot now be determined.
Environmental Matters
New Source Review Actions
In November 1999, the EPA brought a civil action in the U.S. District Court for the Northern District of Georgia against certain Southern Company subsidiaries, including Alabama Power and Georgia Power, alleging that these subsidiaries had violated the NSR provisions of the Clean Air Act and related state laws at certain coal-fired generating facilities. Through subsequent amendments and other legal procedures, the EPA filed a separate action in January 2001 against Alabama Power in the U.S. District Court for the Northern District of Alabama after Alabama Power was dismissed from the original action. In these lawsuits, the EPA alleged that NSR violations occurred at eight coal-fired generating facilities operated by Alabama Power and Georgia Power, including one co-owned by Mississippi Power. The civil actions request penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued notices of violations relating to Gulf Power’s Plant Crist and a unit partially owned by Gulf Power at Plant Scherer. In early 2000, the EPA filed a motion to amend its complaint to add the allegations in the notice of violation and to add Gulf Power as a defendant. However, in March 2001, the Court denied the motion based on lack of jurisdiction, and the EPA has not refiled. The action against Georgia Power has been administratively closed since the spring of 2001, and the case has not been reopened.
In June 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving the alleged NSR violations at Plant Miller. The consent decree required Alabama Power to pay $100,000 to resolve the government’s claim for a civil penalty and to donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization and formalized specific emissions reductions to be accomplished by Alabama Power, consistent with other Clean Air Act programs that require emissions reductions. In August 2006, the district court in Alabama granted Alabama Power’s motion for summary judgment and entered final judgment in favor of Alabama Power on the EPA’s claims related to all of the remaining plants: Plants Barry, Gaston, Gorgas, and Greene County.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The plaintiffs appealed the district court’s decision to the U.S. Court of Appeals for the Eleventh Circuit, and the appeal was stayed by the Appeals Court pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. The Supreme Court issued its decision in the Duke Energy case in April 2007. On October 5, 2007, the U.S. District Court for the Northern District of Alabama issued an order in the Alabama Power case indicating a willingness to re-evaluate its previous decision in light of the Supreme Court’s Duke Energy opinion. On December 21, 2007, the Eleventh Circuit vacated the district court’s decision in the Alabama Power case and remanded the case back to the district court for consideration of the legal issues in light of the Supreme Court’s decision in the Duke Energy case. The final outcome of these matters cannot be determined at this time.
Southern Company and the traditional operating companies believe they complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes maximum civil penalties of $25,000 to $32,500 per day, per violation at each generating unit, depending on the date of the alleged violation. An adverse outcome in either of these cases could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. Such expenditures could affect future results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Carbon Dioxide Litigation
New York Case
In July 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Under common law public and private nuisance theories, the plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining global warming and (2) requiring each of the defendants to cap its emissions of carbon dioxide and then reduce those emissions by a specified percentage each year for at least a decade. Plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. In September 2005, the U.S. District Court for the Southern District of New York granted Southern Company’s and the other defendants’ motions to dismiss these cases. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit in October 2005 and no decision has been issued. The ultimate outcome of these matters cannot be determined at this time.
Kivalina Case
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Environmental Remediation
The registrants must comply with other environmental laws and regulations that cover the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the subsidiaries may also incur substantial costs to clean up properties. The traditional operating companies have each received authority from their respective state PSCs to recover approved environmental compliance costs through regulatory mechanisms. Within limits approved by the state PSCs, these rates are adjusted annually or as necessary.
Georgia Power has been designated as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and CERCLA NPL are anticipated.
Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $66.9 million as of March 31, 2008. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for impacts to groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.
In 2003, the Texas Commission on Environmental Quality (TCEQ) designated Mississippi Power as a potentially responsible party at a site in Texas. The site was owned by an electric transformer company that handled Mississippi Power’s transformers as well as those of many other entities. The site owner is now in bankruptcy and the State of Texas has entered into an agreement with Mississippi Power and several other utilities to investigate and remediate the site. Amounts expensed during 2005, 2006, and 2007 related to this work were not material. Hundreds of entities have received notices from the TCEQ requesting their participation in the anticipated site remediation. The final outcome of this matter to Mississippi Power will depend upon further environmental assessment and the ultimate number of potentially responsible parties and cannot now be determined. The remediation expenses incurred by Mississippi Power are expected to be recovered through the ECO Plan. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Matters -Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for additional information.
The final outcome of these matters cannot now be determined. However, based on the currently known conditions at these sites and the nature and extent of activities relating to these sites, Southern Company, Georgia Power, Gulf Power, and Mississippi Power do not believe that additional liabilities, if any, at these sites would be material to their respective financial statements.
FERC Matters
Market-Based Rate Authority
Each of the traditional operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate.
In December 2004, the FERC initiated a proceeding to assess Southern Company’s generation dominance within its retail service territory. The ability to charge market-based rates in other markets is not an issue in the proceeding. Any new market-based rate sales by any subsidiary of Southern Company in Southern Company’s retail service territory entered into during a 15-month refund period that ended in May 2006 could be subject to refund to a cost-based rate level.
In late June and July 2007, hearings were held in this proceeding and the presiding administrative law judge issued an initial decision on November 9, 2007 regarding the methodology to be used in the generation dominance tests. The proceedings are ongoing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could require the traditional operating companies and Southern Power to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates and could also result in total refunds of up to $19.7 million, plus interest. The potential refunds include $3.9 million for Alabama Power, $5.8 million for Georgia Power, $0.8 million for Gulf Power, $8.4 million for Mississippi Power, and $0.7 million for Southern Power, in each case plus interest. Southern Company and its subsidiaries believe that there is no meritorious basis for this proceeding and are vigorously defending themselves in this matter.
On June 21, 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This latest order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. The impact of these orders and their effect on the generation dominance proceeding cannot now be determined.
Intercompany Interchange Contract
Southern Company’s generation fleet in its retail service territory is operated under the IIC as approved by the FERC. In May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among the traditional operating companies, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In October 2006, the FERC issued an order accepting a settlement resolving the proceeding subject to Southern Company’s agreement to accept certain modifications to the settlement’s terms and Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC in November 2006 a compliance plan in connection with the order. On April 19, 2007, the FERC approved, with certain modifications, the plan submitted by Southern Company. Implementation of the plan is not expected to have a material impact on the financial statements of Southern Company or the traditional operating companies. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to be approximately $8 million annually. On November 19, 2007, Southern Company notified the FERC that the plan had been implemented and the FERC division of audits subsequently began an audit pertaining to compliance implementation and related matters, which is ongoing.
Generation Interconnection Agreements
In November 2004, generator company subsidiaries of Tenaska, Inc. (Tenaska), as counterparties to three previously executed interconnection agreements with subsidiaries of Southern Company, filed complaints at the FERC requesting that the FERC modify the agreements and that those Southern Company subsidiaries refund a total of $19 million previously paid for interconnection facilities of which $11 million would be refunded by Alabama Power and $8 million by Georgia Power. No other similar complaints are pending with the FERC.
On January 19, 2007, the FERC issued an order granting Tenaska’s requested relief. Although the FERC’s order required the modification of Tenaska’s interconnection agreements, under the provisions of the order, Southern Company determined that no refund was payable to Tenaska. Southern Company requested rehearing asserting that the FERC retroactively applied a new principle to existing interconnection agreements. Tenaska requested rehearing of FERC’s methodology for determining the amount of refunds. The requested rehearings were denied, and Southern Company and Tenaska have appealed the orders to the U.S. Circuit Court for the District of Columbia. The final outcome of this matter cannot now be determined.
Right of Way Litigation
Southern Company and certain of its subsidiaries, including Gulf Power, Mississippi Power, and Southern Telecom, Inc. (a subsidiary of SouthernLINC Wireless), have been named as defendants in numerous lawsuits brought by landowners since 2001. The plaintiffs’ lawsuits claim that defendants may not use, or sublease to third parties, some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs’ properties and that such actions exceed the easements or other property rights held by defendants. The plaintiffs assert claims for, among other things, trespass and unjust enrichment and seek compensatory and punitive damages and injunctive relief. Management of Southern Company and its subsidiaries believe that they have complied with applicable laws and that the plaintiffs’ claims are without merit.
In November 2003, the Second Circuit Court in Gadsden County, Florida, ruled in favor of the plaintiffs on their motion for partial summary judgment concerning liability in one such lawsuit brought by landowners regarding the installation and use of fiber optic cable over Gulf Power rights of way located on the landowners’ property. Subsequently, the plaintiffs sought to amend their complaint and asked the court to enter a final declaratory judgment and to enter an order enjoining Gulf Power from allowing expanded general telecommunications use of the fiber optic cables that are the subject of this litigation. In January 2005, the trial court granted in part the plaintiffs’ motion to amend their complaint and denied the requested declaratory and injunctive relief. In November 2005, the trial court ruled in favor of the plaintiffs and against Gulf Power on their respective motions for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
partial summary judgment. In that same order, the trial court also denied Gulf Power’s motion to dismiss certain claims. Gulf Power filed an appeal to the Florida First District Court of Appeals in December 2005. In October 2006, the Florida First District Court of Appeal issued an order dismissing Gulf Power’s December 2005 appeal on the basis that the trial court’s order was a non-final order and therefore not subject to review on appeal at this time. The case was returned to the trial court for further proceedings. The parties reached agreement on a proposed settlement plan that was subject to approval by the trial court. On November 7, 2007, the trial court granted preliminary approval and set forth the requirements for the trial court to make its final determination on the proposed settlement. At a hearing on April 30, 2008, the trial court granted final approval of the settlement agreement. The resulting order will become final and not subject to appeal 30 days following signature by the court.
To date, Mississippi Power has entered into agreements with plaintiffs in approximately 90% of the actions pending against Mississippi Power to clarify its easement rights in the State of Mississippi. These agreements have been approved by the Circuit Courts of Harrison County and Jasper County, Mississippi (First Judicial Circuit), and dismissals of the related cases are in progress. These agreements have not resulted in any material effects on Southern Company’s or Mississippi Power’s financial statements.
In addition, in late 2001, certain subsidiaries of Southern Company, including Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Telecom, Inc. (a subsidiary of SouthernLINC Wireless), were named as defendants in a lawsuit brought by a telecommunications company that uses certain of the defendants’ rights of way. This lawsuit alleges, among other things, that the defendants are contractually obligated to indemnify, defend, and hold harmless the telecommunications company from any liability that may be assessed against it in pending and future right of way litigation. The defendants believe that the plaintiff’s claims are without merit. In the fall of 2004, the trial court stayed the case until resolution of the underlying landowner litigation discussed above. In January 2005, the Georgia Court of Appeals dismissed the telecommunications company’s appeal of the trial court’s order for lack of jurisdiction. An adverse outcome in this matter, combined with an adverse outcome against the telecommunications company in one or more of the right of way lawsuits, could result in substantial judgments; however, the final outcome of these matters cannot now be determined.
Income Tax Matters
Leveraged Lease Transactions
See Note 1 to the financial statements of Southern Company under “Income and Other Taxes,” Note 3 to the financial statements of Southern Company under “Income Tax Matters,” and Note 5 to the financial statements of Southern Company under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audits of Southern Company’s 2000 through 2003 tax returns. In the third quarter 2006, Southern Company paid the full amount of the disputed tax and the applicable interest on the SILO issue for tax years 2000 – 2001 and filed a claim for refund which has now been denied by the IRS. The disputed tax amount is $79 million and the related interest is approximately $24 million for these tax years. This payment, and the subsequent IRS disallowance of the refund claim, closed the issue with the IRS and Southern Company has initiated litigation in the U.S. District Court for the Northern District of Georgia for a complete refund of tax and interest paid for the 2000 – 2001 tax years. The IRS also challenged the SILO deductions for the tax years 2002 and 2003. The estimated amount of disputed tax and interest for these tax years was approximately $83 million and $15 million, respectively. The tax and interest for these tax years was paid to the IRS in the fourth quarter 2006. Southern Company has accounted for both payments in 2006 as deposits. For tax years 2000 through 2007, Southern

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Company has claimed approximately $330 million in tax benefits related to these SILO transactions challenged by the IRS. These tax benefits relate to timing differences and do not impact total net income over the life of the transactions. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. Southern Company is continuing to pursue resolution of these matters; however, the ultimate outcome cannot now be determined. In accordance with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” Southern Company will continue to evaluate the SILO transactions and the projected timing of income tax cash flows in light of Southern Company’s pending litigation, other recent court decisions involving lease-in-lease-out (LILO) and SILO transactions, and proposed legislation. As a result, it is reasonably possible that the amount of the unrecognized tax benefit could significantly change within the next 12 months. In addition, the U.S. Senate is currently considering legislation that would disallow tax benefits after December 31, 2007 for SILO losses and other international leveraged lease transactions (such as LILO transactions). The ultimate impact on Southern Company’s net income and cash flow will be dependent on the outcome of the pending litigation, other court decisions, and proposed legislation, but could be significant, and potentially material.

Georgia State Income Tax Credits

Georgia Power’s 2005 through 2007 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power has also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. On July 24, 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Southern Company’s and Georgia Power’s net income. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s and Georgia Power’s cash flow. The ultimate outcome of this matter cannot now be determined.

IRC Section 199 Domestic Production Deduction

The American Jobs Creation Act of 2004 created a tax deduction for a portion of income attributable to U.S. production activities as defined in the IRC Section 199 (production activities deduction). The deduction is equal to a stated percentage of qualified production activities net income. The percentage is phased in over the years 2005 through 2010 with a 3% rate applicable to the years 2005 and 2006, a 6% rate applicable for years 2007 through 2009, and a 9% rate applicable for all years after 2009. The IRS has not clearly defined a methodology for calculating this deduction, therefore an unrecognized tax benefit has been recorded related to this deduction.

(C)	FAIR VALUE MEASUREMENT

On January 1, 2008, the registrants adopted FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Southern Company, Alabama Power, and Georgia Power have elected the fair value option only for investment securities held in nuclear decommissioning trust funds (Funds). See Note 1 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Decommissioning” in Item 8 of the Form 10-K for information on these trusts funds.

Management elected the fair value option for the Funds because management believes that fair value best represents the nature of the Funds. Management has delegated day-to-day management of the investments in the Funds to unrelated third party managers with oversight by Southern

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Company, Alabama Power, and Georgia Power management. The managers of the Funds are authorized, within broad limits, to actively buy and sell securities at their own discretion in order to maximize the investment return on the Funds’ investments.
The adoption of SFAS No. 159 had no impact on the results of operations, cash flows, or financial condition of Southern Company, Alabama Power, and Georgia Power as all gains, losses, and other-than-temporary impairments, whether realized or unrealized, continue to be recorded through a regulatory liability. For the three months ended March 31, 2008, the reduction in fair value of the Funds was $33.2 million and $39.9 million for Alabama Power and Georgia Power, respectively, which includes reinvested interest and dividends, and which totals $73.1 million for Southern Company.
Also on January 1, 2008, Southern Company, the traditional operating companies, and Southern Power adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. The criterion that is set forth in this standard is applicable to fair value measurement where it is permitted or required under other accounting pronouncements.
SFAS No. 157 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on inputs of observable and unobservable market data that a market participant would use in pricing the asset or liability. The use of observable inputs is maximized where available and the use of unobservable inputs is minimized for fair value measurement. As a means to illustrate the inputs used, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.
•	Level 1 consists of observable market data in an active market for identical assets or liabilities.

•	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.

•	Level 3 consists of unobservable market data. The input may reflect the assumptions of the registrant of what a market participant would use in pricing an asset or liability. If there is little available market data, then the registrant’s own assumptions are the best available information.
In the case of multiple inputs being used in a fair value measurement, the lowest level input that is significant to the fair value measurement represents the level in the fair value hierarchy in which the fair value measurement is reported.
The adoption of SFAS No. 157 has not resulted in any significant changes to the methodologies used for fair value measurement. Primarily all the changes in the fair value of assets and liabilities are recorded in other comprehensive income or regulatory assets and liabilities, and thus the impact on earnings is limited to derivatives that do not qualify for hedge accounting. See Note 1 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Decommissioning” in Item 8 of the Form 10-K for additional information and Note 6 to the financial statements of the registrants in Item 8 of the Form 10-K for information on financial instruments.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The fair value measurements performed on a recurring basis and the level of the fair value hierarchy in which they fall at March 31, 2008 are as follows:

As of March 31, 2008:	Level 1	Level 2	Level 3	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$214.6	$—	$214.6
Interest rate derivatives	—	0.1	—	0.1
Nuclear decommissioning trusts	668.4	394.8	—	1,063.2	(a)
Other	0.8	42.0	44.9	87.7

Total fair value	$669.2	$651.5	$44.9	$1,365.6

Liabilities:
Energy-related derivatives	$—	$52.4	$—	$52.4
Interest rate derivatives	—	30.2	—	30.2

Total fair value	$—	$82.6	$—	$82.6

Alabama Power
Assets:
Energy-related derivatives	$—	$56.6	$—	$56.6
Nuclear decommissioning trusts	296.9	210.6	—	507.5	(a)

Total fair value	$296.9	$267.2	$—	$564.1

Liabilities:
Energy-related derivatives	$—	$0.7	$—	$0.7
Interest rate derivatives	—	6.7	—	6.7

Total fair value	$—	$7.4	$—	$7.4

Georgia Power
Assets:
Energy-related derivatives	$—	$85.0	$—	$85.0
Interest rate derivatives	—	0.1	—	0.1
Nuclear decommissioning trusts	371.5	184.2	—	555.7	(a)

Total fair value	$371.5	$269.3	$—	$640.8

Liabilities:
Energy-related derivatives	$—	$1.4	$—	$1.4
Interest rate derivatives	—	17.2	—	17.2

Total fair value	$—	$18.6	$—	$18.6

Gulf Power
Assets:
Energy-related derivatives total fair value	$—	$14.2	$—	$14.2

Liabilities:
Energy-related derivatives	$—	$0.1	$—	$0.1
Interest rate derivatives	—	6.3	—	6.3

Total fair value	$—	$6.4	$—	$6.4

Mississippi Power
Assets:
Energy-related derivatives total fair value	$—	$30.8	$—	$30.8

Liabilities:
Energy-related derivatives total fair value	$—	$3.6	$—	$3.6

Southern Power
Assets:
Energy-related derivatives total fair value	$—	$28.0	$—	$28.0

Liabilities:
Energy-related derivatives total fair value	$—	$46.6	$—	$46.6

(a) Excludes receivables related to investment income and pending investment sales, and payables related to pending investment purchases.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Energy-related derivatives and interest rate derivatives significantly comprise over-the-counter contracts. The nuclear decommissioning trust funds are invested in a diversified mix of equity and fixed income securities. “Other” represents marketable securities and funds set aside to fund deferred compensation for certain management and are also invested in various marketable securities. All of these financial instruments and investments are valued primarily using the market approach.
Changes in the fair value measurement of the Level 3 items during the period are as follows:

Southern
Other	Company
(in millions)
Beginning balance as of January 1, 2008	$50.4
Total gains or losses (realized/unrealized)
Included in other comprehensive income	(5.5)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Ending balance as of March 31, 2008	$44.9

(D)	CONSTRUCTION PROJECTS

Construction Program

In connection with Georgia Power’s entering into an engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP 1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle, the revised estimated total construction program for Southern Company is $4.4 billion in 2008, $5.2 billion in 2009, and $4.8 billion in 2010 and for Georgia Power is $2.0 billion in 2008, $2.6 billion in 2009, and $2.5 billion in 2010. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulation; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 7 to the financial statements of Southern Company and Georgia Power under “COMMITMENTS — Construction Program” in Item 8 of the Form 10-K for additional information.

Kemper County Integrated Coal Gasification Combined Cycle

As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent upon meeting the certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to another Southern Company project that would have been located in Orlando, Florida. The Orlando project was cancelled in 2007.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In December 2006, the Mississippi PSC approved Mississippi Power’s request for accounting treatment of the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. The Mississippi PSC gave Mississippi Power the authority to create and recognize a regulatory asset for such costs. In December 2007, Mississippi Power reported to the Mississippi PSC an updated estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At March 31, 2008, Mississippi Power had spent $25.3 million, of which $2.7 million related to land purchases capitalized. The retail portion of $16.4 million was deferred in other regulatory assets and the wholesale portion of $6.2 million was expensed. The retail portion of these costs will be charged to and remain as a regulatory asset until the Mississippi PSC determines the prudence and ultimate recovery of such costs, which decision is expected by January 2009. The balance of such regulatory asset is included in Mississippi Power’s rate base for retail ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds. The Mississippi PSC, in its discretion, may exercise its additional rate authority granted to the Mississippi PSC in the Mississippi base load construction legislation if such legislation is signed by the Governor and if the project proceeds.

The final outcome of this matter cannot now be determined.

(E)	COMMON STOCK

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

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

As reported shares	766,150	750,259
Effect of options	4,171	5,093

Diluted shares	770,321	755,352

(F)	FINANCIAL INSTRUMENTS

See Note 6 to the financial statements of the registrants under “Financial Instruments” in Item 8 of the Form 10-K. At March 31, 2008, the fair value of energy-related derivative contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

Regulatory (assets)/ liabilities, net	$183.6	$56.1	$83.8	$14.1	$29.6	$—
Accumulated other comprehensive income (loss)	(10.1)	(0.1)	—	—	(2.5)	(7.5)
Net income (loss)	(11.3)	(0.1)	(0.2)	—	0.1	(11.1)

Total fair value	$162.2	$55.9	$83.6	$14.1	$27.2	$(18.6)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months ended March 31, 2008, the unrealized loss recognized in income for energy-related derivative contracts that are not hedges was $14.0 million for Southern Company, $14.4 million for Southern Power, and immaterial for all other registrants. For the three months ended March 31, 2007, the unrealized gain/loss recognized in income was immaterial for all registrants.
The amounts reclassified from other comprehensive income to revenue and fuel expense for the three months ended March 31, 2008 and 2007 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months ended March 31, 2008 and 2007. The amounts expected to be reclassified from other comprehensive income to revenue for the next twelve-month period to March 31, 2009 are losses of $10.9 million for Southern Company, $2.5 million for Mississippi Power, and $7.8 million for Southern Power and are immaterial for all other registrants. All other expected reclassifications to income are immaterial for each registrant.
During 2007, Southern Company had derivatives in place to reduce its exposure to a phase-out of certain income tax credits related to synthetic fuel production in 2007. In accordance with Section 45K of the IRC, these tax credits were subject to limitation as the annual average price of oil increases. These derivatives settled on January 1, 2008 and thus there was no income statement impact in the three months ended March 31, 2008. For the three months ended March 31, 2007, the fair value gain recognized in income to mark the derivatives to market was $6.4 million.
At March 31, 2008, Southern Company had $1.8 billion notional amount of interest rate derivatives outstanding with net fair value losses of $30 million as follows:
Cash Flow Hedges

					Fair Value
			Weighted	Hedge	Gain (Loss)
	Notional	Variable Rate	Average	Maturity	March 31,
	Amount	Received	Fixed Rate Paid	Date	2008
	(in millions)				(in millions)
Alabama Power*	$576	SIFMA Index	2.69%	February 2010	$(6.7)
Georgia Power*	301	SIFMA Index	2.22%	December 2009	(0.8)
Georgia Power	75	1-month LIBOR	2.70%	September 2008	—
Georgia Power	75	1-month LIBOR	2.61%	November 2008	—
Georgia Power	100	3-month LIBOR	5.12%	June 2018	(8.3)
Georgia Power	150	3-month LIBOR	2.62%	February 2009	—
Georgia Power	100	3-month LIBOR	5.28%	February 2019	(7.7)
Georgia Power	300	1-month LIBOR	2.43%	April 2010	(0.3)
Gulf Power	80	3-month LIBOR	5.10%	July 2018	(6.3)

*	Hedged using the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), (Formerly the Bond Market Association/PSA Municipal Swap Index)
Subsequent to March 31, 2008, Gulf Power entered into a $110 million term loan agreement that bears interest based on one-month LIBOR and borrowed $80 million under such agreement. In connection with the term loan agreement, Gulf Power terminated $80 million of interest rate derivative contracts at a loss of $5.2 million. Gulf Power plans to borrow the remaining $30 million under the term loan agreement in June 2008.
The amounts reclassified from other comprehensive income to interest expense for the three-month period ending March 31, 2008 were a loss of $4.6 million for Southern Company, $3.5 million for Southern Power, and immaterial for all other registrants. For the three months ended March 31, 2007, the losses reclassified to interest expense were $3.5 million for Southern Company, $3.3 million for Southern Power, and immaterial for all other registrants. No material ineffectiveness has been recorded in net income for any of the periods reported.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the next twelve-month period ending March 31, 2009, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from other comprehensive income to interest expense (in millions):

Southern Company	$(19.8)
Alabama Power	(3.0)
Georgia Power	(4.9)
Gulf Power	(1.0)
Southern Power	(11.0)
(G)	RETIREMENT BENEFITS

Southern Company accounts for pension and other postretirement obligations in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of an asset for a plan’s over funded status or a liability for a plan’s under funded status in Southern Company’s statement of financial position. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as Southern Company’s fiscal year end. As permitted, Southern Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008. Southern Company’s pension and postretirement plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with Southern Company’s fiscal year end. The adoption of the measurement date provisions of SFAS No. 158 increased long-term liabilities by approximately $28 million and prepaid pension costs by approximately $16 million. There was no effect on Southern Company’s results of operations or cash flows.

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month periods ended March 31, 2008 and 2007 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

Three Months Ended March 31, 2008
Service cost	$36	$9	$12	$2	$2
Interest cost	87	22	33	4	4
Expected return on plan assets	(131)	(40)	(53)	(6)	(5)
Net amortization	12	3	5	—	—

Net cost (income)	$4	$(6)	$(3)	$—	$1

Three Months Ended March 31, 2007
Service cost	$37	$9	$13	$2	$2
Interest cost	81	21	31	4	4
Expected return on plan assets	(120)	(37)	(49)	(6)	(5)
Net amortization	12	3	5	—	—

Net cost (income)	$10	$(4)	$—	$—	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia		Mississippi
POSTRETIREMENT PLANS	Company	Power	Power	Gulf Power	Power

Three Months Ended March 31, 2008
Service cost	$7	$2	$2	$—	$—
Interest cost	28	7	12	1	1
Expected return on plan assets	(15)	(5)	(7)	—	—
Net amortization	8	2	4	—	—

Net cost (income)	$28	$6	$11	$1	$1

Three Months Ended March 31, 2007
Service cost	$7	$2	$3	$—	$—
Interest cost	27	7	12	1	1
Expected return on plan assets	(13)	(5)	(7)	—	—
Net amortization	10	3	5	—	1

Net cost (income)	$31	$7	$13	$1	$2

(H)	EFFECTIVE TAX RATES

Southern Company’s effective tax rate was 32.2% for the three months ended March 31,2008, as compared to 30.8% for the same period in 2007. The increase was largely due to the unavailability of synthetic fuel tax credits in 2008. See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate. Southern Company recorded net synthetic fuel tax credits for the three months ended March 31, 2008 that are $23.9 million less than the net synthetic fuel tax credits recorded for the same period in 2007, which resulted in an increase in income tax expense. The credits are not allowed under IRC Section 45K for any production after December 31, 2007. The increase in Southern Company’s effective tax rate was partially offset by decreases in the effective tax rate at all of the other registrants. These decreases were due to additional allowance for equity funds used during construction (which is not taxable) recorded by Alabama Power, Georgia Power, and Gulf Power and by an increase in the production activities deduction.

(I)	NUCLEAR FUEL DISPOSAL COST LITIGATION

See Note 1 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Fuel Disposal Costs” in Item 8 of the Form 10-K for information regarding the litigation brought by Alabama Power and Georgia Power against the government for breach of contracts related to the disposal of spent nuclear fuel. On July 9, 2007, the U.S. Court of Federal Claims awarded Georgia Power a total of $30 million, based on its ownership interests, and awarded Alabama Power $17.3 million, representing all of the direct costs of the expansion of spent nuclear fuel storage facilities from 1998 through 2004. In August 2007, the government filed a motion for reconsideration, which was denied on November 1, 2007. On January 2, 2008, the government filed a notice of appeal. On February 29, 2008, the government filed a motion to stay the appeal pending the court’s decisions in three other cases already on appeal. On April 1, 2008, the court granted the government’s motion to stay the appeal. A claim against the government was also filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim), due to the government’s continuing breach of contract. This claim was filed without including any dollar amount for recovery of damages. The final outcome of this matter cannot be determined at this time, but no material impact on net income is expected as any damage amounts collected from the government are expected to be returned to customers.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(J)	SOUTHERN POWER DEPRECIATION STUDY

Southern Power revised its depreciation rates in January 2008. This change in estimate arises from changes in useful life assumptions of certain components of plant in service based on an engineering study completed in the first quarter 2008. Depreciation rates by generating facility changed from a range of 2.7% to 3.8% to a range of 1.8% to 4.1%. These changes increase depreciation and reduce net income. As a result of these changes, net income was decreased by $0.7 million for the first quarter 2008. The expected total impact on Southern Power’s net income for 2008 is a decrease of $2.8 million.

(K)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segments are the sale of electricity in the Southeast by the traditional operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the traditional operating companies were $133 million and $110 million for the three months ended March 31, 2008 and March 31, 2007, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2008:
Operating revenues	$3,618	$216	$(185)	$3,649	$48	$(14)	$3,683
Segment net income (loss)	342	29	—	371	(10)	(2)	359
Total assets at March 31, 2008	$42,596	$2,792	$(104)	$45,284	$1,714	$(402)	$46,596

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2007:
Operating revenues	$3,294	$192	$(140)	$3,346	$101	$(38)	$3,409
Segment net income (loss)	284	32	—	316	24	(1)	339
Total assets at December 31, 2007	$41,812	$2,769	$(122)	$44,459	$1,767	$(437)	$45,789

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2008	$3,006	$514	$129	$3,649
Three Months Ended March 31, 2007	$2,744	$481	$121	$3,346

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.
Item 1A. Risk Factors.
See RISK FACTORS in Item 1A of the Form 10-K for a discussion of the risk factors of Southern Company and the subsidiary registrants. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K.

Item 6. Exhibits.
(3) Articles of Incorporation and By-Laws

Alabama Power

(b)1	- Articles of Amendment to the Articles of Incorporation of Alabama Power dated April 25, 2008.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

(c)1
- Thirty-Fourth Supplemental Indenture to Senior Note Indenture dated as of March 17, 2008, providing for the issuance of the Series 2008A Floating Rate Senior Notes. (Designated in Form 8-K dated March 12, 2008, File No. 1-6468, as Exhibit 4.2.)

(10) Material Contracts

Gulf Power

(d)1	- Deferred Compensation Plan for Outside Directors of Gulf Power Company, Amended and Restated effective January 1, 2008.

Mississippi Power

(e)1	- Deferred Compensation Plan for Outside Directors of Mississippi Power Company, Amended and Restated effective January 1, 2008.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	- Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	- Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	- Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	- Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

(d)2	- Power of Attorney for Philip C. Raymond.

Mississippi Power

(e)1	- Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	- Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	- Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	- Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	- Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	- Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	- Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	- Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	- Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	- Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	- Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	- Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	- Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	- Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	- Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	- Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	- Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	- Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	- Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	- Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

THE SOUTHERN COMPANY
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

THE SOUTHERN COMPANY

By	David M. Ratcliffe
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	W. Paul Bowers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 7, 2008

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
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 7, 2008

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
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 7, 2008

GULF POWER COMPANY
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GULF POWER COMPANY

By	Susan N. Story
President and Chief Executive Officer
(Principal Executive Officer)

By	Philip C. Raymond
Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 7, 2008

MISSISSIPPI POWER COMPANY
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY

By	Anthony J. Topazi
President and Chief Executive Officer
(Principal Executive Officer)

By	Frances Turnage
Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 7, 2008

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
Senior Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 7, 2008