Form 10-Q
period 2010-03-31
ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2010-05-07
CIK 3153, 41091, 44545, 66904, 92122, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

	Description of	Shares Outstanding
Registrant	Common Stock	at March 31, 2010
The Southern Company	Par Value $5 Per Share	824,535,663
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	3,642,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

		Page
		Number
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	137
Item 1A.	Risk Factors	137
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	138
	Signatures	142

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2009
GAAP	Generally Accepted Accounting Principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
Moody’s	Moody’s Investors Service
MW	Megawatt
MWH	Megawatt-hour
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income
PEP	Mississippi Power’s Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries

DEFINITIONS
(continued)

Term	Meaning
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
S&P	Standard and Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc.
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales, customer growth, economic recovery, fuel cost recovery and other rate actions, environmental regulations and expenditures, earnings, dividend payout ratios, access to sources of capital, financing activities, start and completion of construction projects, plans and estimated costs for new generation resources, impact of the American Recovery and Reinvestment Act of 2009, impact of recent healthcare legislation, estimated sales and purchases under new power sale and purchase agreements, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of water quality, coal combustion byproducts, and emissions of sulfur, nitrogen, carbon, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;
•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;
•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;
•	variations in demand for electricity, including those relating to weather, the general economy and recovery from the recent recession, population and business growth (and declines), and the effects of energy conservation measures;
•	available sources and costs of fuels;
•	effects of inflation;
•	ability to control costs and avoid cost overruns during the development and construction of facilities;
•	investment performance of Southern Company’s employee benefit plans and nuclear decommissioning trusts;
•	advances in technology;
•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;
•	regulatory approvals and actions related to the potential Plant Vogtle expansion, including Georgia PSC and NRC approvals and potential DOE loan guarantees;
•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;
•	internal restructuring or other restructuring options that may be pursued;
•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;
•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;
•	the ability to obtain new short- and long-term contracts with wholesale customers;
•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;
•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;
•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;
•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as influenzas, or other similar occurrences;
•	the direct or indirect effects on Southern Company’s business resulting from incidents affecting the U.S. electric grid or operation of generating resources;
•	the effect of accounting pronouncements issued periodically by standard setting bodies; and
•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Revenues:
Retail revenues	$3,458,920	$3,064,659
Wholesale revenues	541,587	451,414
Other electric revenues	135,435	122,798
Other revenues	21,375	27,436

Total operating revenues	4,157,317	3,666,307

Operating Expenses:
Fuel	1,645,158	1,406,267
Purchased power	126,566	107,644
Other operations and maintenance	908,024	871,081
MC Asset Recovery litigation settlement	—	202,000
Depreciation and amortization	343,380	389,758
Taxes other than income taxes	212,195	199,880

Total operating expenses	3,235,323	3,176,630

Operating Income	921,994	489,677
Other Income and (Expense):
Allowance for equity funds used during construction	49,391	42,612
Interest income	4,787	6,908
Leveraged lease income (losses)	6,131	9,441
Interest expense, net of amounts capitalized	(222,482)	(225,727)
Other income (expense), net	(13,437)	(13,826)

Total other income and (expense)	(175,610)	(180,592)

Earnings Before Income Taxes	746,384	309,085
Income taxes	235,681	167,169

Consolidated Net Income	510,703	141,916
Dividends on Preferred and Preference Stock of Subsidiaries	16,195	16,195

Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$494,508	$125,721

Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.60	$0.16
Diluted EPS	$0.60	$0.16
Average number of shares of common stock outstanding (in thousands)
Basic	822,526	779,858
Diluted	824,787	781,645
Cash dividends paid per share of common stock	$0.4375	$0.4200
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Activities:
Consolidated net income	$510,703	$141,916
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	421,568	456,833
Deferred income taxes	107,374	(30,386)
Deferred revenues	(19,846)	(10,732)
Allowance for equity funds used during construction	(49,391)	(42,612)
Leveraged lease income (losses)	(6,131)	(9,441)
Pension, postretirement, and other employee benefits	4,627	7,974
Stock based compensation expense	18,973	16,955
Hedge settlements	—	(16,167)
MC Asset Recovery litigation settlement	—	202,000
Other, net	(48,531)	8,550
Changes in certain current assets and liabilities —
-Receivables	43,402	292,162
-Fossil fuel stock	133,275	(160,992)
-Materials and supplies	696	(12,648)
-Other current assets	(94,609)	(67,717)
-Accounts payable	(99,951)	80,995
-Accrued taxes	(72,598)	(185,215)
-Accrued compensation	(112,453)	(319,715)
-Other current liabilities	1,852	49,371

Net cash provided from operating activities	738,960	401,131

Investing Activities:
Property additions	(1,054,040)	(1,136,212)
Investment in restricted cash from pollution control revenue bonds	(1)	(49,348)
Distribution of restricted cash from pollution control revenue bonds	7,582	23,079
Nuclear decommissioning trust fund purchases	(238,302)	(379,332)
Nuclear decommissioning trust fund sales	189,445	381,280
Cost of removal, net of salvage	(28,241)	(30,231)
Change in construction payables	28,199	116,003
Other investing activities	7,170	(47,269)

Net cash used for investing activities	(1,088,188)	(1,122,030)

Financing Activities:
Increase in notes payable, net	132,211	121,274
Proceeds —
Long-term debt issuances	350,000	1,255,925
Common stock issuances	147,345	151,379
Redemptions —
Long-term debt	(255,562)	(193,417)
Payment of common stock dividends	(359,144)	(326,780)
Payment of dividends on preferred and preference stock of subsidiaries	(16,194)	(16,265)
Other financing activities	(100)	(15,618)

Net cash provided from (used for) financing activities	(1,444)	976,498

Net Change in Cash and Cash Equivalents	(350,672)	255,599
Cash and Cash Equivalents at Beginning of Period	689,722	416,581

Cash and Cash Equivalents at End of Period	$339,050	$672,180

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $20,828 and $18,298 capitalized for 2010 and 2009, respectively)	$181,934	$178,560
Income taxes (net of refunds)	$5,610	$172,517
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$339,050	$689,722
Restricted cash and cash equivalents	35,554	43,135
Receivables —
Customer accounts receivable	998,672	953,222
Unbilled revenues	337,865	394,492
Under recovered regulatory clause revenues	197,565	333,459
Other accounts and notes receivable	362,761	374,670
Accumulated provision for uncollectible accounts	(26,282)	(24,568)
Fossil fuel stock, at average cost	1,313,716	1,446,984
Materials and supplies, at average cost	798,024	793,847
Vacation pay	145,758	145,049
Prepaid expenses	439,414	508,338
Other regulatory assets, current	225,164	166,549
Other current assets	52,870	48,558

Total current assets	5,220,131	5,873,457

Property, Plant, and Equipment:
In service	54,909,016	53,587,853
Less accumulated depreciation	19,371,351	19,121,271

Plant in service, net of depreciation	35,537,665	34,466,582
Nuclear fuel, at amortized cost	679,368	593,119
Construction work in progress	3,781,363	4,170,596

Total property, plant, and equipment	39,998,396	39,230,297

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,167,560	1,070,117
Leveraged leases	616,394	610,252
Miscellaneous property and investments	284,984	282,974

Total other property and investments	2,068,938	1,963,343

Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,133,674	1,047,452
Unamortized debt issuance expense	205,419	208,346
Unamortized loss on reacquired debt	249,785	254,936
Deferred under recovered regulatory clause revenues	501,165	373,245
Other regulatory assets, deferred	2,788,142	2,701,910
Other deferred charges and assets	414,395	392,880

Total deferred charges and other assets	5,292,580	4,978,769

Total Assets	$52,580,045	$52,045,866

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholders’ Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$1,243,596	$1,112,705
Notes payable	769,967	639,199
Accounts payable	1,229,108	1,329,448
Customer deposits	337,014	330,582
Accrued taxes —
Accrued income taxes	74,508	13,005
Unrecognized tax benefits	158,993	165,645
Other accrued taxes	200,072	398,384
Accrued interest	229,224	218,188
Accrued vacation pay	181,051	183,911
Accrued compensation	141,409	247,950
Liabilities from risk management activities	181,525	124,648
Other regulatory liabilities, current	408,816	528,147
Other current liabilities	360,620	292,016

Total current liabilities	5,515,903	5,583,828

Long-term Debt	18,097,952	18,131,244

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	6,635,337	6,454,822
Deferred credits related to income taxes	244,573	248,232
Accumulated deferred investment tax credits	451,155	447,650
Employee benefit obligations	2,299,778	2,304,344
Asset retirement obligations	1,217,546	1,201,343
Other cost of removal obligations	1,103,065	1,091,425
Other regulatory liabilities, deferred	325,968	277,932
Other deferred credits and liabilities	412,097	345,888

Total deferred credits and other liabilities	12,689,519	12,371,636

Total Liabilities	36,303,374	36,086,708

Redeemable Preferred Stock of Subsidiaries	374,496	374,496

Stockholders’ Equity:
Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — March 31, 2010: 825,023,621 Shares;
— December 31, 2009: 820,151,801 Shares
Treasury — March 31, 2010: 487,958 Shares;
— December 31, 2009: 505,116 Shares
Par value	4,125,133	4,100,742
Paid-in capital	3,141,952	2,994,245
Treasury, at cost	(15,508)	(14,797)
Retained earnings	8,021,810	7,884,922
Accumulated other comprehensive loss	(78,540)	(87,778)

Total Common Stockholders’ Equity	15,194,847	14,877,334
Preferred and Preference Stock of Subsidiaries	707,328	707,328

Total Stockholders’ Equity	15,902,175	15,584,662

Total Liabilities and Stockholders’ Equity	$52,580,045	$52,045,866

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Consolidated Net Income	$510,703	$141,916
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $786 and $762, respectively	1,201	1,147
Reclassification adjustment for amounts included in net income, net of tax of $3,552 and $3,833, respectively	5,646	6,098
Marketable securities:
Change in fair value, net of tax of $1,144 and $91, respectively	2,026	734
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $230 and $222, respectively	365	350

Total other comprehensive income (loss)	9,238	8,329

Dividends on preferred and preference stock of subsidiaries	(16,195)	(16,195)

Comprehensive Income	$503,746	$134,050

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2010 vs. FIRST QUARTER 2009
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – and Southern Power. The traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets and sells electricity at market-based rates in the wholesale market. Southern Company’s other business activities include investments in leveraged lease projects, telecommunications, and renewable energy projects. For additional information on these businesses, see BUSINESS – The Southern Company System – “Traditional Operating Companies,” “Southern Power,” and “Other Businesses” in Item 1 of the Form 10-K.
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$368.8	293.3

Southern Company’s first quarter 2010 net income after dividends on preferred and preference stock of subsidiaries was $494.5 million ($0.60 per share) compared to $125.7 million ($0.16 per share) for the first quarter 2009. The increase for the first quarter 2010 when compared to the corresponding period in 2009 was primarily the result of a litigation settlement agreement with MC Asset Recovery, LLC (MC Asset Recovery) in the first quarter 2009; increases in revenues due to significantly colder weather; the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC; and revenues associated with increases in rates under Alabama Power’s Rate Stabilization and Equalization Plan (Rate RSE) and Rate Certificated New Plant for environmental costs (Rate CNP Environmental) that took effect January 2010. The increase for the first quarter 2010 was partially offset by increases in operations and maintenance expenses.
Retail Revenues

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$394.3	12.9

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first quarter 2010, retail revenues were $3.46 billion compared to $3.06 billion for the corresponding period in 2009. Details of the change to retail revenues follow:

	First Quarter
	2010
	(in millions)	(% change)
Retail – prior year	$3,064.7
Estimated change in —
Rates and pricing	75.4	2.5
Sales growth (decline)	11.5	0.4
Weather	125.8	4.1
Fuel and other cost recovery	181.5	5.9

Retail – current year	$3,458.9	12.9%

Revenues associated with changes in rates and pricing increased in the first quarter 2010 when compared to the corresponding period in 2009 primarily due to Rate RSE and Rate CNP Environmental increases at Alabama Power effective January 2010 and recovery of environmental compliance costs at Gulf Power.
Revenues attributable to changes in sales growth increased in the first quarter 2010 when compared to the corresponding period in 2009 due to a 2.6% increase in weather-adjusted retail KWH sales. This increase was mainly due to a 6.9% increase in weather-adjusted industrial KWH sales and a 1.6% increase in weather-adjusted residential KWH sales, partially offset by a 0.3% decrease in weather-adjusted commercial KWH sales. The increase in weather-adjusted industrial KWH sales was primarily due to increased production activity in the primary metals, transportation, and chemical sectors.
Revenues resulting from changes in weather increased $125.8 million in the first quarter 2010 as a result of significantly colder weather when compared to the corresponding period in 2009.
Fuel and other cost recovery revenues increased $181.5 million in the first quarter 2010 when compared to the corresponding period in 2009. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$90.2	20.0

In the first quarter 2010, wholesale revenues were $541.6 million compared to $451.4 million for the corresponding period in 2009. Wholesale fuel revenues, which are generally offset by wholesale fuel expenses and do not affect net income, increased $80.7 million in the first quarter 2010 when compared to the corresponding period in 2009. Excluding wholesale fuel revenues, wholesale revenues increased $9.5 million in the first quarter 2010 when compared to the corresponding period in 2009. The increase in the first quarter 2010 was primarily due to higher energy prices and a 10.1% increase in KWH sales primarily resulting from significantly colder weather when compared to the corresponding period in 2009. Also contributing to the increase were energy and capacity revenues under a new PPA that began in January 2010 at Southern Power.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Electric Revenues

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$12.6	10.3

In the first quarter 2010, other electric revenues were $135.4 million compared to $122.8 million for the corresponding period in 2009. The increase in the first quarter 2010 when compared to the corresponding period in 2009 was primarily the result of a $5.7 million increase in transmission revenues, a $2.8 million increase in co-generation revenues due to increased sales volume, and a $2.3 million increase in rents from electric property. The increase in the first quarter 2010 was partially offset by a decrease in revenues from other energy services of $5.2 million. Revenues from co-generation and other energy services are generally offset by related expenses and do not affect net income.
Other Revenues

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(6.0)	(22.1)

In the first quarter 2010, other revenues were $21.4 million compared to $27.4 million for the corresponding period in 2009. The decrease for the first quarter 2010 when compared to the corresponding period in 2009 was primarily the result of a $5.6 million decrease in revenues at SouthernLINC Wireless related to lower average revenue per subscriber and fewer subscribers due to increased competition in the industry.
Fuel and Purchased Power Expenses

	First Quarter 2010
	vs.
	First Quarter 2009

	(change in millions)	(% change)
Fuel*	$238.9	17.0
Purchased power	18.9	17.6

Total fuel and purchased power expenses	$257.8

*	Fuel includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
Fuel and purchased power expenses for the first quarter 2010 were $1.77 billion compared to $1.51 billion for the corresponding period in 2009. The increase for the first quarter 2010 when compared to the corresponding period in 2009 was primarily the result of a $121.6 million net increase related to total KWHs generated and purchased and a $136.2 million increase in the average cost of fuel and purchased power. The increase in the total KWHs generated and purchased resulted primarily from increased generation, and the increase in average cost of fuel and purchased power resulted primarily from higher fossil fuel prices when compared to the corresponding period in 2009.
Fuel expenses at the traditional operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL – “State PSC Matters – Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Southern Company’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2010	2009	Change
	(cents per net KWH)

Fuel	3.59	3.40	5.6
Purchased power	7.82	5.09	53.6

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.
Other Operations and Maintenance Expenses

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$36.9	4.2

In the first quarter 2010, other operations and maintenance expenses were $908.0 million compared to $871.1 million for the corresponding period in 2009. The increase in the first quarter 2010 when compared to the corresponding period in 2009 was primarily the result of a $22.4 million increase in fossil, hydro, and nuclear expenses mainly due to scheduled outages, an $18.9 million increase in commodity and labor costs, a $17.6 million increase in affiliated service company expenses, and an $8.2 million increase in the injuries and damages reserve. The increase for the first quarter 2010 was partially offset by a $29.4 million charge in the first quarter 2009 in connection with a voluntary attrition plan at Georgia Power.
MC Asset Recovery Litigation Settlement

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(202.0)	N/M

N/M – Not Meaningful
In the first quarter 2009, Southern Company entered into a litigation settlement agreement with MC Asset Recovery which resulted in a charge of $202.0 million and required MC Asset Recovery to release Southern Company and certain other designated avoidance actions assigned to MC Asset Recovery in connection with Mirant’s plan of reorganization, as well as to release all actions against current or former officers and directors of Mirant and Southern Company that have or could have been filed. The settlement has been completed and resolves all claims by MC Asset Recovery against Southern Company. In June 2009, the case was dismissed with prejudice. See Note (B) to the Condensed Financial Statements under “Mirant Matters” herein for additional information.
Depreciation and Amortization

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(46.4)	(11.9)

In the first quarter 2010, depreciation and amortization was $343.4 million compared to $389.8 million for the corresponding period in 2009. The decrease for the first quarter 2010 when compared to the corresponding period 2009 was primarily the result of amortization of $60.3 million of the regulatory liability related to other cost of removal obligations as authorized by the Georgia PSC. This decrease for the first quarter 2010 was partially offset by depreciation on additional plant in service related to transmission, distribution, and environmental projects at Georgia Power. See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Retail Regulatory Matters – Georgia Power – Cost of Removal” for additional information on the other cost of removal regulatory liability.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$12.3	6.2

In the first quarter 2010, taxes other than income taxes were $212.2 million compared to $199.9 million for the corresponding period in 2009. The increase for the first quarter 2010 when compared to the corresponding period in 2009 was primarily the result of increases in municipal franchise fees at Georgia Power resulting from increases in retail revenues.
Allowance for Funds Used During Construction

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$6.8	15.9

In the first quarter 2010, AFUDC equity was $49.4 million compared to $42.6 million for the corresponding period in 2009. The increase for the first quarter 2010 when compared to the corresponding period in 2009 was primarily due to the increase in construction work in progress balances related to three new combined cycle generating units and two new nuclear generating units at Georgia Power, as well as ongoing environmental and transmission projects. This increase for the first quarter 2010 was partially offset by decreases in construction work in progress related to the completion of environmental projects at generating facilities at Alabama Power and Gulf Power.
Income Taxes

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$68.5	41.0

In the first quarter 2010, income taxes were $235.7 million compared to $167.2 million for the corresponding period in 2009. The increase for the first quarter 2010 when compared to the corresponding period in 2009 was primarily the result of higher pre-tax earnings, partially offset by a decrease in uncertain tax positions of $16.0 million at Georgia Power related to state income tax credits that remain subject to litigation. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Georgia State Income Tax Credits” and Note (B) to the Condensed Financial Statements under “Income Tax Matters – Georgia State Income Tax Credits” herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the traditional operating companies’ ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Other major factors include profitability of the competitive wholesale supply business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities and other wholesale customers, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service area. In addition, the level of future earnings for the wholesale supply business also depends on numerous factors including creditworthiness of

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
customers, total generating capacity available in the Southeast, future acquisitions and construction of generating facilities, and the successful remarketing of capacity as current contracts expire. Recessionary conditions have impacted sales for the traditional operating companies and have negatively impacted wholesale capacity revenues at Southern Power. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On February 26, 2010, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition for rehearing en banc. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for information regarding the Industrial Boiler Maximum Achievable Control Technology regulations. On April 29, 2010, the EPA issued a proposed rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers. The EPA is required to finalize the rules by December 16, 2010. The impact of these proposed regulations will depend on their final form and any legal challenges, and cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Southern Company in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On May 4, 2010, the EPA issued a proposal requesting comments on two potential regulatory options for management and disposal

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of coal combustion byproducts, either of which could require conversion of existing storage units to lined landfills with additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation. The outcome of these proposed regulations will depend on their final form and any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on the traditional operating companies’ management, beneficial use, and disposal of such byproducts and could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. The EPA also published a proposed rule governing how these programs would be applied to stationary sources, including power plants, in October 2009. The EPA is expected to finalize this proposed rule during 2010. The ultimate outcome of these proposed and final rules cannot be determined at this time and will depend on additional regulatory action and any legal challenges.
State PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In recent years, the traditional operating companies have experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and uranium and volatile price swings in natural gas. These higher fuel costs have resulted in total under recovered fuel costs included in the balance sheets of Georgia Power and Gulf Power of approximately $696 million at March 31, 2010. Alabama Power and Mississippi Power collected all previously under recovered fuel costs and, as of March 31, 2010, had a total over recovered fuel balance of $208 million. At December 31, 2009, total under recovered fuel costs included in the balance sheets of Georgia Power and Gulf Power were approximately $667 million and Alabama Power and Mississippi Power had a total over recovered fuel balance of $229 million. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies continuously monitor the under or over recovered fuel cost balances. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements under “Retail Regulatory Matters – Alabama Power – Fuel Cost Recovery” and “Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
On March 11, 2010, the Georgia PSC voted to approve the stipulation among Georgia Power, the Georgia PSC Public Interest Advocacy Staff, and three customer groups with the exception that the under recovered fuel balance be collected over 42 months. The new rates, which became effective April 1, 2010, will result in an increase of approximately $373 million to Georgia Power’s total annual fuel cost recovery billings. Georgia Power is required to file its next fuel case by March 1, 2011.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Southern Company in Item 7 of the Form 10-K for additional information.
On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Southern Company and the traditional operating companies have been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date; however, as a result of state regulatory treatment, this change had no material impact on the financial statements of Southern Company. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Southern Company cannot be determined at this time.
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding, to be matched by Southern Company, will be used for transmission and distribution automation and modernization projects.
Income Tax Matters
Georgia State Income Tax Credits
Georgia Power’s 2005 through 2008 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. On April 30, 2010, the Georgia Department of Revenue filed its notice of appeal with the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Southern Company’s net income. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s cash flow. See Note 5 to the financial statements of Southern Company under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot now be determined.
Construction Projects
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Southern Company intends to continue its strategy of developing and constructing new generating facilities, including units at Southern Power, proposed new nuclear units, and a proposed IGCC facility, as well as adding environmental control equipment and expanding the transmission and distribution systems. For the traditional operating companies, major generation construction projects are subject to state

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PSC approvals in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. See Note 7 to the financial statements of Southern Company under “Construction Program” in Item 8 of the Form 10-K for estimated construction expenditures for the next three years. In addition, see Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters – Georgia Power – Nuclear Construction” and “Retail Regulatory Matters – Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “Retail Regulatory Matters – Nuclear” and “Retail Regulatory Matters – Integrated Coal Gasification Combined Cycle” herein for additional information.
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
The extent of coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has potential impacts on certain steam plant operations as well as potential significant economic impacts on the affected areas within Southern Company’s service territory. The ultimate impact of this matter cannot be determined at this time.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Pension and Other Postretirement Benefits.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at March 31, 2010. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $739.0 million for the first quarter 2010, an increase of $337.8 million from the corresponding period in 2009. Significant changes in operating cash flow for the first quarter 2010 as compared to the corresponding period in 2009 include an increase in net income as previously discussed and a reduction in fossil fuel stock. Net cash used for investing activities totaled $1.1 billion for the first quarter 2010. This amount was unchanged from the corresponding period in 2009 and consisted primarily of property, plant, and equipment additions. Net cash used for financing activities totaled $1.4 million for the first quarter 2010, a decrease of $977.9 million from the corresponding period in 2009, primarily due to fewer issuances of securities in the first quarter 2010.
Significant balance sheet changes for the first quarter 2010 include a decrease in cash and cash equivalents of $351 million and an increase of $768 million in total property, plant, and equipment for the installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Other significant changes include an increase in equity of $318 million.
The market price of Southern Company’s common stock at March 31, 2010 was $33.16 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $18.43 per share, representing a market-to-book ratio of 180%, compared to $33.32, $18.15, and 184%, respectively, at the end of 2009. The dividend for the first quarter 2010 was $0.4375 per share compared to $0.42 per share in the first quarter 2009. In April 2010, the quarterly dividend payable in June 2010 was increased to $0.455 per share.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Approximately $1.24 billion will be required through March 31, 2011 for maturities of long-term debt. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in nuclear plants to meet new regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
In addition, on February 16, 2010, the DOE offered Georgia Power a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to two additional nuclear units on the site of Plant Vogtle (Plant Vogtle Units 3 and 4). Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed 70% of eligible project costs, or approximately $3.4 billion, and are expected to be funded by the Federal Financing Bank. Georgia Power has 90 days to accept the conditional commitment. Georgia Power will work with the DOE to finalize loan guarantees. Final approval and issuance of loan guarantees by the DOE are subject to receipt of the combined construction and operating license for Plant Vogtle Units 3 and 4 from the NRC, negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. There can be no assurance that the DOE will issue loan guarantees for Georgia Power.
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs (which are backed by bank credit facilities), to meet liquidity needs. At March 31, 2010, Southern Company and its subsidiaries had approximately $339 million of cash and cash equivalents and approximately $4.8 billion of unused committed credit arrangements with banks. Of the unused credit arrangements, $1.3 billion expire in 2010, $235 million expire in 2011, and $3.2 billion expire in 2012. Of the credit arrangements expiring in 2010 and 2011, $81 million contain provisions allowing two-year term loans executable at expiration and $692 million contain provisions allowing one-year term loans executable at expiration. At March 31, 2010, approximately $1.8 billion of the credit facilities were dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds. Subsequent to March 31, 2010, Georgia Power and Gulf Power renewed credit arrangements totaling $500 million and extended the expiration dates to 2011. Of these facilities, $200 million contain provisions allowing one-year term loans executable at expiration. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the traditional operating companies. At March 31, 2010, the Southern Company system had approximately $770 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel. In April 2010, Mississippi Power was required to notify the lessor, Juniper Capital L.P., if it intended to terminate the lease at the end of the initial term expiring in October 2011. Mississippi Power chose not to give notice to terminate the lease. Mississippi Power has the option to purchase the units or renew the lease. The ultimate outcome of this matter cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At March 31, 2010, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $453 million. At March 31, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $2.3 billion. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Company’s ability to access capital markets, particularly the short-term debt market.

On January 22, 2010, Fitch applied new guidelines regarding the ratings of various hybrid capital instruments and preferred securities of companies in all sectors, including banks, insurers, non-bank financial institutions, and non-financial corporate entities, including utilities. As a result, the Fitch ratings of the preferred stock, preference stock, and long-term debt payable to affiliated trusts of the traditional operating companies decreased from A to A- at Alabama Power and Georgia Power, from A- to BBB+ at Gulf Power, and from A+ to A at Mississippi Power. These ratings are not applicable to the collateral requirements described above.
Market Price Risk
Southern Company’s market risk exposure relative to interest rate changes for the first quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, the traditional operating companies continue to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, during 2010, Southern Power is exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. To mitigate residual risks relative to movements in gas prices, the registrants may enter into fixed-price contracts for natural gas purchases; however, a significant portion of contracts are priced at market. As such, Southern Company had no material change in market risk exposure for the first quarter 2010 when compared with the December 31, 2009 reporting period.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2010 were as follows:

First Quarter
2010
Changes
Fair Value
(in millions)

Contracts outstanding at the beginning of the period, assets (liabilities), net	$(178)
Contracts realized or settled	43
Current period changes(a)	(137)

Contracts outstanding at the end of the period, assets (liabilities), net	$(272)

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2010 was a decrease of $94 million, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At March 31, 2010, Southern Company had a net hedge volume of 141 million mmBtu (includes location basis of 1.2 million mmBtu) with a weighted average contract cost approximately $2.05 per mmBtu above market prices, compared to 145 million mmBtu at December 31, 2009 with a weighted average contract cost approximately $1.23 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the traditional operating companies’ fuel cost recovery clauses.
The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	March 31, 2010	December 31, 2009
	(in millions)
Regulatory hedges	$(272)	$(175)
Cash flow hedges	2	(2)
Not designated	(2)	(1)

Total fair value	$(272)	$(178)

Energy-related derivative contracts that are designated as regulatory hedges relate to the traditional operating companies’ fuel-hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. Gains and losses on energy-related derivatives that are designated as cash flow hedges are mainly used by Southern Power to hedge anticipated purchases and sales and are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Total net unrealized pre-tax gains (losses) recognized in income for the three months ended March 31, 2010 and 2009 for energy-related derivative contracts that are not hedges were $(1) million and $(1) million, respectively.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2010 are as follows:

	March 31, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
		(in millions)
Level 1	$—	$—	$—	$—
Level 2	(272)	(163)	(108)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(272)	$(163)	$(108)	$(1)

Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
In the first three months of 2010, Georgia Power issued $350 million aggregate principal amount of Series 2010A Floating Rate Senior Notes due March 15, 2013. The proceeds were used to repay at maturity $250 million aggregate principal amount of Series 2008A Floating Rate Senior Notes due March 17, 2010, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program. Southern Company issued $149 million of common stock through the Southern Investment Plan and employee and director stock plans. The proceeds were primarily used to repay short-term and long-term indebtedness and to fund ongoing construction projects. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details regarding financing activities during the first three months of 2010.
Subsequent to March 31, 2010, Gulf Power issued $175 million aggregate principal amount of Series 2010A 4.75% Senior Notes due April 15, 2020. The proceeds will be used to repay at maturity $140 million aggregate principal amount of Series 2009A Floating Rate Senior Notes due June 28, 2010, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Gulf Power’s continuous construction program. Gulf Power settled $100 million of interest rate hedges related to the Series 2010A Senior Note issuance at a gain of approximately $1.5 million. The gain will be amortized to interest expense, in earnings, over 10 years.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” herein for each registrant and Note 1 to the financial statements of each registrant under “Financial Instruments,” Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, and Note 10 to the financial statements of Gulf Power, Mississippi Power, and Southern Power in Item 8 of the Form 10-K. Also, see Note (H) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
     (b) Changes in internal controls.
There have been no changes in Southern Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter 2010 that have materially affected or are reasonably likely to materially affect Southern Company’s internal control over financial reporting.
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
     (b) Changes in internal controls.
There have been no changes in Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter 2010 that have materially affected or are reasonably likely to materially affect Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Revenues:
Retail revenues	$1,176,009	$1,058,137
Wholesale revenues, non-affiliates	171,824	158,695
Wholesale revenues, affiliates	98,334	84,352
Other revenues	48,978	38,582

Total operating revenues	1,495,145	1,339,766

Operating Expenses:
Fuel	489,043	483,233
Purchased power, non-affiliates	17,883	15,544
Purchased power, affiliates	51,643	41,560
Other operations and maintenance	310,773	276,859
Depreciation and amortization	145,283	143,416
Taxes other than income taxes	81,873	80,281

Total operating expenses	1,096,498	1,040,893

Operating Income	398,647	298,873
Other Income and (Expense):
Allowance for equity funds used during construction	13,238	16,725
Interest income	4,038	4,122
Interest expense, net of amounts capitalized	(74,562)	(72,207)
Other income (expense), net	(6,501)	(6,372)

Total other income and (expense)	(63,787)	(57,732)

Earnings Before Income Taxes	334,860	241,141
Income taxes	122,246	85,009

Net Income	212,614	156,132
Dividends on Preferred and Preference Stock	9,866	9,866

Net Income After Dividends on Preferred and Preference Stock	$202,748	$146,266

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$202,748	$146,266
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $28 and $(886), respectively	46	(1,457)
Reclassification adjustment for amounts included in net income, net of tax of $610 and $1,061, respectively	1,003	1,745

Total other comprehensive income (loss)	1,049	288

Comprehensive Income	$203,797	$146,554

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$212,614	$156,132
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	168,138	164,488
Deferred income taxes	46,926	(25,795)
Allowance for equity funds used during construction	(13,238)	(16,725)
Pension, postretirement, and other employee benefits	(7,713)	(4,933)
Stock based compensation expense	2,930	2,851
Other, net	5,975	8,858
Changes in certain current assets and liabilities —
-Receivables	10,961	173,032
-Fossil fuel stock	13,355	(11,654)
-Materials and supplies	(3,033)	(6,775)
-Other current assets	(77,543)	(73,518)
-Accounts payable	(75,215)	(136,678)
-Accrued taxes	69,072	123,746
-Accrued compensation	(41,078)	(64,030)
-Other current liabilities	(38,405)	7,928

Net cash provided from operating activities	273,746	296,927

Investing Activities:
Property additions	(254,694)	(337,984)
Investment in restricted cash from pollution control revenue bonds	(1)	(160)
Distribution of restricted cash from pollution control revenue bonds	5,241	13,774
Nuclear decommissioning trust fund purchases	(39,486)	(60,600)
Nuclear decommissioning trust fund sales	39,486	60,600
Cost of removal, net of salvage	(5,035)	(5,109)
Other investing activities	(43,245)	3,025

Net cash used for investing activities	(297,734)	(326,454)

Financing Activities:
Decrease in notes payable, net	—	(24,995)
Proceeds —
Capital contributions from parent company	5,677	6,682
Senior notes issuances	—	500,000
Payment of preferred and preference stock dividends	(9,863)	(9,868)
Payment of common stock dividends	(135,675)	(130,700)
Other financing activities	(1,196)	(5,822)

Net cash provided from (used for) financing activities	(141,057)	335,297

Net Change in Cash and Cash Equivalents	(165,045)	305,770
Cash and Cash Equivalents at Beginning of Period	368,016	28,181

Cash and Cash Equivalents at End of Period	$202,971	$333,951

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5,159 and $6,992 capitalized for 2010 and 2009, respectively)	$58,529	$54,875
Income taxes (net of refunds)	$18,872	$(640)
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$202,971	$368,016
Restricted cash and cash equivalents	31,471	36,711
Receivables —
Customer accounts receivable	353,676	322,292
Unbilled revenues	116,784	134,875
Under recovered regulatory clause revenues	372	37,338
Other accounts and notes receivable	27,158	33,522
Affiliated companies	82,479	61,508
Accumulated provision for uncollectible accounts	(11,690)	(9,551)
Fossil fuel stock, at average cost	381,122	394,511
Materials and supplies, at average cost	329,149	326,074
Vacation pay	54,591	53,607
Prepaid expenses	187,147	111,320
Other regulatory assets, current	49,878	34,347
Other current assets	6,034	6,203

Total current assets	1,811,142	1,910,773

Property, Plant, and Equipment:
In service	19,380,772	18,574,229
Less accumulated provision for depreciation	6,652,573	6,558,864

Plant in service, net of depreciation	12,728,199	12,015,365
Nuclear fuel, at amortized cost	289,139	253,308
Construction work in progress	628,855	1,256,311

Total property, plant, and equipment	13,646,193	13,524,984

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	61,103	59,628
Nuclear decommissioning trusts, at fair value	513,629	489,795
Miscellaneous property and investments	69,430	69,749

Total other property and investments	644,162	619,172

Deferred Charges and Other Assets:
Deferred charges related to income taxes	408,602	387,447
Prepaid pension costs	141,710	132,643
Other regulatory assets, deferred	759,220	750,492
Other deferred charges and assets	212,159	198,582

Total deferred charges and other assets	1,521,691	1,469,164

Total Assets	$17,623,188	$17,524,093

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$300,386	$100,000
Accounts payable —
Affiliated	189,679	194,675
Other	210,732	328,400
Customer deposits	87,263	86,975
Accrued taxes —
Accrued income taxes	68,988	14,789
Other accrued taxes	51,046	31,918
Accrued interest	62,651	65,455
Accrued vacation pay	44,751	44,751
Accrued compensation	31,131	71,286
Liabilities from risk management activities	49,010	37,844
Over recovered regulatory clause revenues	142,008	181,565
Other current liabilities	43,151	40,020

Total current liabilities	1,280,796	1,197,678

Long-term Debt	5,883,255	6,082,489

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,359,419	2,293,468
Deferred credits related to income taxes	87,796	88,705
Accumulated deferred investment tax credits	162,732	164,713
Employee benefit obligations	387,708	387,936
Asset retirement obligations	496,260	491,007
Other cost of removal obligations	682,056	668,151
Other regulatory liabilities, deferred	194,894	169,224
Deferred over recovered regulatory clause revenues	43,738	22,060
Other deferred credits and liabilities	45,445	37,113

Total deferred credits and other liabilities	4,460,048	4,322,377

Total Liabilities	11,624,099	11,602,544

Redeemable Preferred Stock	341,715	341,715

Preference Stock	343,373	343,373

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,221,500	1,221,500
Paid-in capital	2,129,233	2,119,818
Retained earnings	1,967,602	1,900,526
Accumulated other comprehensive loss	(4,334)	(5,383)

Total common stockholder’s equity	5,314,001	5,236,461

Total Liabilities and Stockholder’s Equity	$17,623,188	$17,524,093

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2010 vs. FIRST QUARTER 2009
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$56.4	38.6

Alabama Power’s net income after dividends on preferred and preference stock for the first quarter 2010 was $202.7 million compared to $146.3 million for the corresponding period in 2009. The increase was primarily due to increases in rates under Rate Stabilization and Equalization Plan (Rate RSE) and Rate Certificated New Plant for environmental costs (Rate CNP Environmental) that took effect January 2010 as well as significantly colder weather. The increases in revenues were partially offset by increases in operations and maintenance expenses.
Even though Rate RSE and Rate CNP have increased, there was an overall annual reduction in Alabama Power’s retail customer billings in 2010. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Retail Revenues

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$117.9	11.1

In the first quarter 2010, retail revenues were $1.18 billion compared to $1.06 billion for the corresponding period in 2009.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	First Quarter
	2010
	(in millions)	(% change)
Retail – prior year	$1,058.1
Estimated change in —
Rates and pricing	61.9	5.8
Sales growth (decline)	1.6	0.2
Weather	58.1	5.5
Fuel and other cost recovery	(3.7)	(0.4)

Retail – current year	$1,176.0	11.1%

Revenues associated with changes in rates and pricing increased in the first quarter 2010 when compared to the corresponding period in 2009 primarily due to Rate RSE and Rate CNP Environmental increases effective January 2010.
Revenues attributable to changes in sales increased slightly in the first quarter 2010 from the corresponding period in 2009. Industrial KWH energy sales increased 10.5% due to an increase in demand resulting from changes in production levels primarily in the chemical and primary metals sectors. Weather-adjusted residential KWH energy sales increased 2.5% due to an increase in customer demand. Weather-adjusted commercial KWH energy sales decreased 0.8% due to a decrease in customer growth.
Revenues resulting from changes in weather increased in the first quarter 2010 when compared to the corresponding period in 2009. In the first quarter 2010, Alabama Power’s service territory experienced significantly colder weather. As a result, residential and commercial sales increased 10.6% and 2.5%, respectively.
Fuel and other cost recovery revenues decreased in the first quarter 2010 when compared to the corresponding period in 2009 due to a decrease in costs associated with PPAs certificated by the Alabama PSC and a reduction in Rate Natural Disaster Reserve (NDR) customer billing rate as a result of achieving the target reserve balance. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$13.1	8.3

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the first quarter 2010, wholesale revenues from non-affiliates were $171.8 million compared to $158.7 million for the corresponding period in 2009. This increase was primarily due to a 16.5% increase in the price of energy, partially offset by a 7.0% decrease in KWH sales.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Affiliates

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$13.9	16.6

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the first quarter 2010, wholesale revenues from affiliates were $98.3 million compared to $84.4 million for the corresponding period in 2009. This increase was primarily due to a 12.7% increase in KWH sales and a 3.4% increase in price.
Other Revenues

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$10.4	26.9

In the first quarter 2010, other revenues were $49.0 million compared to $38.6 million for the corresponding period in 2009. This increase was due to a $2.8 million increase in revenues from gas-fueled co-generation steam facilities as a result of greater sales volume; a $1.4 million increase in transmission sales; a $1.3 million adjustment related to the Open Access Transmission Tariff; a $0.9 million increase in customer charges related to late fees; and a $0.8 million increase in pole attachment rentals.
Co-generation steam fuel revenues do not have a significant impact on earnings since they are generally offset by fuel expense.
Fuel and Purchased Power Expenses

	First Quarter 2010
	vs.
	First Quarter 2009
	(change in millions)	(% change)
Fuel*	$5.8	1.2
Purchased power – non-affiliates	2.4	15.0
Purchased power – affiliates	10.1	24.3

Total fuel and purchased power expenses	$18.3

*	Fuel includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the first quarter 2010, total fuel and purchased power expenses were $558.6 million compared to $540.3 million for the corresponding period in 2009. This increase was due to a $28.7 million increase in total KWHs generated and an $11.7 million increase in the average cost of purchased power, partially offset by a $19.6 million decrease in the cost of fuel resulting from a decrease in the average cost of natural gas.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR. See FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Alabama Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2010	2009	Change
	(cents per net KWH)
Fuel	2.80	2.92	(4.1)
Purchased power	7.08	6.14	15.3

In the first quarter 2010, fuel expense was $489.0 million compared to $483.2 million for the corresponding period in 2009. The $5.8 million increase was due to a 34.9% increase in KWHs generated by natural gas.
Non-Affiliates
In the first quarter 2010, purchased power expense from non-affiliates was $17.9 million compared to $15.5 million for the corresponding period in 2009. This increase was related to a 54.1% increase in the average cost per KWH, partially offset by a 25.3% decrease in the amount of energy purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2010, purchased power expense from affiliates was $51.6 million compared to $41.5 million for the corresponding period in 2009. This increase was related to a 13.8% increase in the average cost per KWH and a 9.2% increase in the amount of energy purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$33.9	12.2

In the first quarter 2010, other operations and maintenance expenses were $310.8 million compared to $276.9 million for the corresponding period in 2009. Steam production expenses increased $25.2 million due to scheduled outage costs, environmental mandates (which were offset by revenues associated with Rate CNP Environmental), and maintenance costs related to increases in contract labor and material expenses. Administration and general expenses increased $12.2 million related to an increase in affiliated service company expenses, the injuries and damages reserve, and property insurance expense.
Allowance for Funds Used During Construction

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(3.5)	(20.8)

In the first quarter 2010, AFUDC equity was $13.2 million compared to $16.7 million for the corresponding period in 2009. This decrease was due to the completion of construction projects related to environmental mandates at generating facilities, partially offset by increases in nuclear facility and general plant projects.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$37.2	43.8

For the first quarter 2010, income taxes were $122.2 million compared to $85.0 million for the corresponding period in 2009. This increase was primarily due to higher pre-tax earnings.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include Alabama Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power’s service area. Recessionary conditions have impacted sales; the timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. The ultimate outcome of these matters cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On February 26, 2010, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition for rehearing en banc. The ultimate outcome of this matter cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Alabama Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On May 4, 2010, the EPA issued a proposal requesting comments on two potential regulatory options for management and disposal of coal combustion byproducts, either of which could require conversion of existing storage units to lined landfills with additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation. The outcome of these proposed regulations will depend on their final form and any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on Alabama Power’s management, beneficial use, and disposal of such byproducts and could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Alabama Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. The EPA also published a proposed rule governing how these programs would be applied to stationary sources, including power plants, in October 2009. The EPA is expected to finalize this proposed rule during 2010. The ultimate outcome of these proposed and final rules cannot be determined at this time and will depend on additional regulatory action and any legal challenges.
FERC and Alabama PSC Matters
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s over recovered fuel costs as of March 31, 2010 totaled $172.7 million as compared to $199.6 million at December 31, 2009. These over recovered fuel costs at March 31, 2010 are included in over recovered regulatory clause revenues and deferred over recovered regulatory clause revenues on Alabama Power’s Condensed

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Balance Sheets herein. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any return of the over recovered fuel costs.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Reserve” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Reserve” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery. At March 31, 2010, Alabama Power had an accumulated balance of $76.6 million in the target reserve for future storms, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred.
Hydro Relicensing
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters” of Alabama Power in Item 7 of the Form 10-K for information regarding Alabama Power’s applications to the FERC for new licenses for certain of its hydroelectric projects. On March 31, 2010, the FERC issued a new 30-year license for the Lewis Smith and Bankhead developments on the Warrior River. The new license authorizes Alabama Power to continue operating these facilities in a manner consistent with past operations. On April 30, 2010, a stakeholders group filed a request for rehearing of the FERC order issuing the new license. The ultimate outcome of this matter cannot be determined at this time.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Alabama Power in Item 7 of the Form 10-K for additional information.
On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Alabama Power has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date; however, as a result of state regulatory treatment, this change had no material impact on the financial statements of Alabama Power. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Alabama Power cannot be determined at this time.
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding will be used for transmission and distribution automation and modernization projects. Alabama Power will receive, and will match, $65 million under this agreement.

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
The extent of coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has potential impacts on certain steam plant operations as well as potential significant economic impacts on the affected areas within Southern Company’s service territory. The ultimate impact of this matter cannot be determined at this time.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Pension and Other Postretirement Benefits.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at March 31, 2010. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $273.7 million for the first three months of 2010, compared to $296.9 million for the corresponding period in 2009. The $23.2 million decrease in cash provided from operating activities was primarily due to less cash collections of regulatory clause revenues when compared to the prior year, partially offset by increases in net income and deferred income taxes. Net cash used for investing activities totaled $297.7 million primarily

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
due to gross property additions related to steam generation equipment in the first three months of 2010. Net cash used for financing activities totaled $141.1 million for the first three months of 2010, compared to $335.3 million provided in the corresponding period in 2009. The $476.4 million change is primarily due to fewer issuances of securities. Fluctuations in cash flow from financing activities vary from year-to-year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first quarter 2010 include an increase of $121.2 million in total property, plant, and equipment primarily due to an increase in environmental-related equipment, an increase of $54.2 million in accrued income taxes, and an increase of $66.0 million in accumulated deferred income taxes.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $300 million will be required through March 31, 2011 for maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in nuclear plants to meet new regulatory requirements; changes in FERC rules and regulations; Alabama PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at March 31, 2010 cash and cash equivalents of approximately $203 million and unused committed credit arrangements with banks of approximately $1.3 billion. Of the unused credit arrangements, $481 million expire in 2010, $25 million expire in 2011, and $765 million expire in 2012. Of the credit arrangements that expire in 2010, $372 million contain provisions allowing for one-year term loans executable at expiration. Alabama Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Alabama Power’s commercial paper borrowings and $744 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. At March 31, 2010, Alabama Power had no commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At March 31, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $4 million. At March 31, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $349 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power’s ability to access capital markets, particularly the short-term debt market.
On January 22, 2010, Fitch applied new guidelines regarding the ratings of various hybrid capital instruments and preferred securities of companies in all sectors, including banks, insurers, non-bank financial institutions, and non-financial corporate entities, including utilities. As a result, the Fitch ratings of Alabama Power’s preferred stock, preference stock, and long-term debt payable to affiliated trusts decreased from A to A-. These ratings are not applicable to the collateral requirements described above.
Market Price Risk
During the first quarter 2010, Alabama Power had interest rate swaps totaling $576 million expire, which did not materially increase market risk exposure relative to interest rate changes. Since a significant portion of outstanding indebtedness remains at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As such, Alabama Power had no material change in market risk exposure for the first quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three months ended March 31, 2010 were as follows:

First Quarter
2010
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(44)
Contracts realized or settled	14
Current period changes(a)	(37)

Contracts outstanding at the end of the period, assets (liabilities), net	$(67)

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2010 was a decrease of $23 million, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At March 31, 2010, Alabama Power had a net hedge volume of 32 million mmBtu with a weighted average contract cost approximately $2.07 per mmBtu above market prices, compared to 36 million mmBtu at December 31, 2009 with a weighted average contract cost approximately $1.22 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the fuel cost recovery clause.
Regulatory hedges relate to Alabama Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2010 are as follows:

	March 31, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(67)	(49)	(18)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(67)	$(49)	$(18)	$—

Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Alabama Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
Alabama Power did not issue or redeem any securities during the three months ended March 31, 2010.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Revenues:
Retail revenues	$1,791,574	$1,592,395
Wholesale revenues, non-affiliates	109,624	95,986
Wholesale revenues, affiliates	14,411	15,210
Other revenues	68,556	62,250

Total operating revenues	1,984,165	1,765,841

Operating Expenses:
Fuel	757,501	600,490
Purchased power, non-affiliates	81,698	61,953
Purchased power, affiliates	161,937	197,223
Other operations and maintenance	389,281	390,493
Depreciation and amortization	114,182	167,111
Taxes other than income taxes	80,474	76,248

Total operating expenses	1,585,073	1,493,518

Operating Income	399,092	272,323
Other Income and (Expense):
Allowance for equity funds used during construction	34,732	20,754
Interest income	413	1,230
Interest expense, net of amounts capitalized	(92,989)	(98,390)
Other income (expense), net	(5,548)	(6,720)

Total other income and (expense)	(63,392)	(83,126)

Earnings Before Income Taxes	335,700	189,197
Income taxes	93,372	62,628

Net Income	242,328	126,569
Dividends on Preferred and Preference Stock	4,345	4,345

Net Income After Dividends on Preferred and Preference Stock	$237,983	$122,224

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$237,983	$122,224
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $4 and $1,180, respectively	8	1,870
Reclassification adjustment for amounts included in net income, net of tax of $1,798 and $1,743, respectively	2,851	2,763

Total other comprehensive income (loss)	2,859	4,633

Comprehensive Income	$240,842	$126,857

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$242,328	$126,569
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	154,145	199,773
Deferred income taxes	59,166	(7,130)
Deferred revenues	(17,881)	(7,685)
Deferred expenses	25,104	26,387
Allowance for equity funds used during construction	(34,732)	(20,754)
Pension, postretirement, and other employee benefits	(3,819)	(386)
Stock based compensation expense	3,213	3,340
Hedge settlements	—	(16,167)
Insurance cash surrender value	—	23,700
Other, net	(23,584)	(332)
Changes in certain current assets and liabilities —
-Receivables	(9,093)	13,563
-Fossil fuel stock	80,926	(112,255)
-Materials and supplies	1,195	(5,065)
-Prepaid income taxes	22,861	(5,139)
-Other current assets	(7,675)	9,627
-Accounts payable	(16,825)	174,347
-Accrued taxes	(184,654)	(135,100)
-Accrued compensation	(7,408)	(96,144)
-Other current liabilities	43,485	61,917

Net cash provided from operating activities	326,752	233,066

Investing Activities:
Property additions	(625,060)	(640,486)
Distribution of restricted cash from pollution control revenue bonds	—	9,305
Nuclear decommissioning trust fund purchases	(198,816)	(318,732)
Nuclear decommissioning trust fund sales	149,959	320,681
Nuclear decommissioning trust securities lending collateral	45,395	(5,411)
Cost of removal, net of salvage	(14,115)	(16,368)
Change in construction payables, net of joint owner portion	41,491	55,767
Other investing activities	5,072	19,536

Net cash used for investing activities	(596,074)	(575,708)

Financing Activities:
Decrease in notes payable, net	(80,879)	(76,509)
Proceeds —
Capital contributions from parent company	460,202	280,016
Senior notes issuances	350,000	500,000
Other long-term debt issuances	—	750
Redemptions —
Senior notes	(250,420)	(150,361)
Payment of preferred and preference stock dividends	(4,348)	(4,413)
Payment of common stock dividends	(205,000)	(184,725)
Other financing activities	(1,883)	(7,554)

Net cash provided from financing activities	267,672	357,204

Net Change in Cash and Cash Equivalents	(1,650)	14,562
Cash and Cash Equivalents at Beginning of Period	14,309	132,739

Cash and Cash Equivalents at End of Period	$12,659	$147,301

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $13,176 and $9,143 capitalized for 2010 and 2009, respectively)	$62,182	$60,905
Income taxes (net of refunds)	$(6,197)	$13,330
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$12,659	$14,309
Receivables —
Customer accounts receivable	496,449	486,885
Unbilled revenues	149,417	172,035
Under recovered regulatory clause revenues	185,899	291,837
Joint owner accounts receivable	166,609	146,932
Other accounts and notes receivable	47,141	62,758
Affiliated companies	17,799	11,775
Accumulated provision for uncollectible accounts	(9,835)	(9,856)
Fossil fuel stock, at average cost	645,340	726,266
Materials and supplies, at average cost	361,347	362,803
Vacation pay	74,291	74,566
Prepaid income taxes	73,759	132,668
Other regulatory assets, current	100,870	76,634
Other current assets	42,224	62,651

Total current assets	2,363,969	2,612,263

Property, Plant, and Equipment:
In service	25,567,541	25,120,034
Less accumulated provision for depreciation	9,607,484	9,493,068

Plant in service, net of depreciation	15,960,057	15,626,966
Nuclear fuel, at amortized cost	390,228	339,810
Construction work in progress	2,619,903	2,521,091

Total property, plant, and equipment	18,970,188	18,487,867

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	67,452	66,106
Nuclear decommissioning trusts, at fair value	653,931	580,322
Miscellaneous property and investments	38,397	38,516

Total other property and investments	759,780	684,944

Deferred Charges and Other Assets:
Deferred charges related to income taxes	664,831	608,851
Deferred under recovered regulatory clause revenues	501,165	373,245
Other regulatory assets, deferred	1,343,252	1,321,904
Other deferred charges and assets	199,561	205,492

Total deferred charges and other assets	2,708,809	2,509,492

Total Assets	$24,802,746	$24,294,566

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$103,819	$253,882
Notes payable	243,079	323,958
Accounts payable —
Affiliated	247,428	238,599
Other	629,714	602,003
Customer deposits	204,640	200,103
Accrued taxes —
Accrued income taxes	26,270	548
Unrecognized tax benefits	158,210	164,863
Other accrued taxes	99,088	290,174
Accrued interest	113,787	89,228
Accrued vacation pay	55,098	57,662
Accrued compensation	37,344	42,756
Liabilities from risk management activities	72,074	49,788
Other cost of removal obligations, current	162,000	216,000
Other regulatory liabilities, current	74,985	99,807
Other current liabilities	148,299	84,319

Total current liabilities	2,375,835	2,713,690

Long-term Debt	8,029,859	7,782,340

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,464,872	3,389,907
Deferred credits related to income taxes	132,419	133,683
Accumulated deferred investment tax credits	239,186	242,496
Employee benefit obligations	921,235	923,177
Asset retirement obligations	686,912	676,705
Other cost of removal obligations	118,037	124,662
Other deferred credits and liabilities	165,310	139,024

Total deferred credits and other liabilities	5,727,971	5,629,654

Total Liabilities	16,133,665	16,125,684

Preferred Stock	44,991	44,991

Preference Stock	220,966	220,966

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	5,056,707	4,592,350
Retained earnings	2,965,917	2,932,934
Accumulated other comprehensive loss	(17,973)	(20,832)

Total common stockholder’s equity	8,403,124	7,902,925

Total Liabilities and Stockholder’s Equity	$24,802,746	$24,294,566

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2010 vs. FIRST QUARTER 2009
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales given the effects of the recession, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, and fuel prices. Georgia Power is currently constructing two new nuclear and three new combined cycle generating units. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future. Georgia Power is required to file a general rate case by July 1, 2010, which will determine whether the 2007 Retail Rate Plan should be continued, modified, or discontinued. On March 11, 2010, the Georgia PSC approved Georgia Power’s request to increase its fuel cost recovery rate effective April 1, 2010. Georgia Power is required to file its next fuel cost recovery case by March 1, 2011.
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$115.8	94.7

Georgia Power’s net income after dividends on preferred and preference stock for the first quarter 2010 was $238.0 million compared to $122.2 million for the corresponding period in 2009. The increase was primarily due to higher residential base revenues resulting from the significantly colder weather in the first quarter 2010 and the amortization of the regulatory liability related to other cost of removal obligations as authorized by the Georgia PSC.
Retail Revenues

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$199.2	12.5

In the first quarter 2010, retail revenues were $1.8 billion compared to $1.6 billion for the corresponding period in 2009.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	First Quarter
	2010
	(in millions)	(% change)
Retail – prior year	$1,592.4
Estimated change in —
Rates and pricing	(2.5)	(0.2)
Sales growth (decline)	13.9	0.9
Weather	48.0	3.0
Fuel cost recovery	139.8	8.8

Retail – current year	$1,791.6	12.5%

Revenues associated with changes in rates and pricing decreased in the first quarter 2010 when compared to the corresponding period in 2009 due to lower contributions from market-driven rates for sales to industrial customers, partially offset by increased environmental compliance cost recovery revenues in accordance with the 2007 Retail Rate Plan.
Revenues attributable to changes in sales increased in the first quarter 2010 when compared to the corresponding period in 2009 representing signs of economic recovery in Georgia Power’s sales territory. Weather-adjusted residential KWH sales increased 1.2%, weather-adjusted commercial KWH sales increased 0.9%, and weather-adjusted industrial KWH sales increased 4.6% in the first quarter 2010 when compared to the corresponding period in 2009.
Revenues resulting from changes in weather increased in the first quarter 2010 when compared to the corresponding period in 2009 due to significantly colder weather in the first quarter 2010.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased by $139.8 million in the first quarter of 2010 when compared to the corresponding period in 2009 due to increased KWH sales and higher fuel costs.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$13.6	14.2

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and the availability of Southern Company system generation.
In the first quarter 2010, wholesale revenues from non-affiliates were $109.6 million compared to $96.0 million in the corresponding period in 2009. This increase was due to a 6.4% increase in KWH sales due to higher demand primarily resulting from significantly colder weather in the first quarter 2010.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Revenues

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$6.3	10.1

In the first quarter 2010, other revenues were $68.6 million compared to $62.3 million in the corresponding period in 2009. This increase was due to a $2.8 million increase in transmission revenues due to the increased usage of Georgia Power’s transmission system by non-affiliated companies and for work performed for the other owners of the integrated transmission system, a $1.3 million increase in pole attachment and equipment rentals revenue, and a $1.5 million increase from customer fees.
Fuel and Purchased Power Expenses

	First Quarter 2010
	vs.
	First Quarter 2009
	(change in millions)	(% change)
Fuel*	$157.0	26.1
Purchased power – non-affiliates	19.7	31.9
Purchased power – affiliates	(35.3)	(17.9)

Total fuel and purchased power expenses	$141.4

*	Fuel includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the first quarter 2010, total fuel and purchased power expenses were $1.0 billion compared to $859.7 million in the corresponding period in 2009. The increase was due to a $44.3 million increase related to higher KWHs generated primarily due to higher customer demand as a result of significantly colder weather and a $97.1 million increase in the average cost of fuel.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “Georgia PSC Matters — Retail Fuel Cost Recovery” herein for additional information.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2010	2009	Change
	(cents per net KWH)
Fuel	3.78	3.23	17.0
Purchased power	6.36	6.40	(0.6)

In the first quarter 2010, fuel expense was $757.5 million compared to $600.5 million in the corresponding period in 2009. This increase was due to a 17.0% increase in the average cost of fuel per KWH generated and a 10.3% increase of KWHs generated as a result of higher KWH demand.
Non-Affiliates
In the first quarter 2010, purchased power expense from non-affiliates was $81.7 million compared to $62.0 million in the corresponding period in 2009. This increase was due to a 39.2% increase in the average cost per KWH purchased reflecting additional tolling agreements associated with PPAs that went into effect in June 2009 and a 0.4% increase in the volume of KWHs purchased.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2010, purchased power expense from affiliates was $161.9 million compared to $197.2 million in the corresponding period in 2009. This decrease was due to a 10.3% decrease in the average cost per KWH purchased following the expiration of a PPA in December 2009 and a 3.9% decrease in the volume of KWHs purchased.
Energy purchases from affiliated companies will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$(1.2)	(0.3)

In the first quarter 2010, other operations and maintenance expenses were $389.3 million compared to $390.5 million in the corresponding period in 2009. This decrease was due to a $29.4 million charge in the first quarter 2009 in connection with a voluntary attrition plan under which 579 employees elected to resign their positions effective March 31, 2009 and a $3.6 million decrease in uncollectible account expense in 2010, partially offset by increases of $16.8 million in power generation, $5.5 million in transmission and distribution, and $7.5 million in other administrative and general expenses due to cost containment in 2009.
Depreciation and Amortization

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$(52.9)	(31.7)

In the first quarter 2010, depreciation and amortization was $114.2 million compared to $167.1 million in the corresponding period in 2009. This decrease was due to the amortization of $60.3 million of the regulatory liability related to other cost of removal obligations as authorized by the Georgia PSC, partially offset by depreciation on additional plant in service related to transmission, distribution, and environmental projects. See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K for additional information on the other cost of removal regulatory liability, which became effective in July 2009.
Taxes Other Than Income Taxes

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$4.3	5.5

In the first quarter 2010, taxes other than income taxes were $80.5 million compared to $76.2 million in the corresponding period in 2009. This increase was due to higher municipal franchise fees resulting from retail revenue increases during the first quarter 2010.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Funds Used During Construction

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$13.9	67.4

In the first quarter 2010, AFUDC equity was $34.7 million compared to $20.8 million in the corresponding period in 2009. This increase was due to the increase in construction work in progress balances related to three new combined cycle generating units at Plant McDonough, two new nuclear generating units at Plant Vogtle, and ongoing environmental and transmission projects.
Income Taxes

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$30.8	49.1

In the first quarter 2010, income taxes were $93.4 million compared to $62.6 million in the corresponding period in 2009. This increase was due to higher pre-tax earnings partially offset by a decrease in uncertain tax positions of $16.0 million related to state income tax credits that remain subject to litigation. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters” herein and Notes 3 and 5 to the financial statements of Georgia Power under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, in Item 8 of the Form 10-K and Notes (B) and (G) to the Condensed Financial Statements herein under “Income Tax Matters – Georgia State Income Tax Credits” and “Unrecognized Tax Benefits,” respectively, for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of Georgia Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power’s service area. Recessionary conditions have impacted sales; the timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Carbon Dioxide Litigation – New York Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Carbon Dioxide Litigation – Other Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation - Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On February 26, 2010, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition for rehearing en banc. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for information regarding the Industrial Boiler Maximum Achievable Control Technology regulations. On April 29, 2010, the EPA issued a proposed rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers. The EPA is required to finalize the rules by December 16, 2010. The impact of these proposed regulations will depend on their final form and any legal challenges, and cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations – Coal Combustion Byproducts” of Georgia Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On May 4, 2010, the EPA issued a proposal requesting comments on two potential regulatory options for management and disposal of coal combustion byproducts, either of which could require conversion of existing storage units to lined landfills with additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation. The outcome of these proposed regulations will depend on their final form and any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on Georgia Power’s management, beneficial use, and disposal of such byproducts and could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Global Climate Issues” of Georgia Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. The EPA also published a proposed rule governing how these programs would be applied to stationary sources, including power plants, in October 2009. The EPA is expected to finalize this proposed rule during 2010. The ultimate outcome of these proposed and final rules cannot be determined at this time and will depend on additional regulatory action and any legal challenges.
Georgia PSC Matters
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information. As of March 31, 2010, Georgia Power had a total under recovered fuel cost balance of approximately $687 million compared to $665 million at December 31, 2009. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.
On March 11, 2010, the Georgia PSC voted to approve the stipulation among Georgia Power, the Georgia PSC Public Interest Advocacy Staff, and three customer groups with the exception that the under recovered fuel balance be collected over 42 months. The new rates, which became effective April 1, 2010, will result in an increase of approximately $373 million to Georgia Power’s total annual fuel cost recovery billings. Georgia Power is required to file its next fuel case by March 1, 2011.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Georgia Power in Item 7 of the Form 10-K for additional information.
On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Georgia Power has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date; however, as a result of state regulatory treatment, this

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
change had no material impact on the financial statements of Georgia Power. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Georgia Power cannot be determined at this time.
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding will be used for transmission and distribution automation and modernization projects. Georgia Power will receive, and will match, $51 million under this agreement.
Income Tax Matters
Georgia State Income Tax Credits
Georgia Power’s 2005 through 2008 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. On April 30, 2010, the Georgia Department of Revenue filed its notice of appeal with the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Georgia Power’s net income. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Georgia Power’s cash flow. See Note 5 to the financial statements of Georgia Power under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot now be determined.
Construction
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” of Georgia Power in Item 7 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.
In June 2009, an environmental group filed a petition in the Superior Court of Fulton County, Georgia seeking review of the Georgia PSC’s certification order and challenging the constitutionality of the Georgia Nuclear Financing Act. On May 5, 2010, the court dismissed as premature the plaintiffs’ claim challenging the Georgia Nuclear Energy Financing Act. The dismissal of the claim related to the Georgia Nuclear Energy Financing Act is subject to appeal and the plaintiffs are expected to re-file this claim in the future. In addition, on May 5, 2010, the court issued an order remanding the Georgia PSC’s certification order for inclusion of further findings of fact and conclusions of law by the Georgia PSC. A remand for further findings of fact and conclusions of law is a procedural step that does not vacate or otherwise affect the effectiveness of the Georgia PSC’s certification order or the ultimate conclusion of the Georgia PSC in certifying the construction of Plant Vogtle Units 3 and 4.
In August 2009, the NRC issued letters to Westinghouse revising the review schedules needed to certify the AP1000 standard design for new reactors and expressing concerns related to the availability of adequate information and the shield building design. The shield building protects the containment and provides structural support to the containment cooling water supply. Georgia Power is continuing to work with Westinghouse and the NRC to resolve these concerns. Any possible delays in the AP1000 design certification schedule, including those addressed by the NRC in their letters, are not currently expected to affect the projected commercial operation dates for Plant Vogtle Units 3 and 4.
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
Other Construction
In August 2009, Georgia Power filed its quarterly construction monitoring report for Plant McDonough Units 4, 5, and 6 for the quarter ended June 30, 2009. In September 2009, Georgia Power amended the report. As amended, the report includes a request for an increase in the certified costs to construct Plant McDonough. On February 24, 2010, Georgia Power reached a stipulation agreement with the Georgia PSC staff that was approved by the Georgia PSC on March 16, 2010. The stipulation resolves the June 30, 2009 construction monitoring report, including the approval of actual expenditures and the requested increase in the certified amount.
On May 6, 2010, the Georgia PSC approved Georgia Power’s request to extend the construction schedule for Plant McDonough Units 4, 5, and 6 as a result of the short-term reduction in forecasted demand.
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
The extent of coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has potential impacts on certain steam plant operations as well as potential significant economic impacts on the affected areas within Southern Company’s service territory. The ultimate impact of this matter cannot be determined at this time.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Pension and Other Postretirement Benefits.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at March 31, 2010. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $326.8 million for the first three months of 2010, compared to $233.1 million for the corresponding period in 2009. The $93.7 million increase in cash provided from operating activities in the first three months of 2010 is primarily due to a $115.8 million increase in net income. Net cash used for investing activities totaled $596.1 million primarily due to gross property additions to utility plant in the first three months of 2010. Net cash provided from financing activities totaled $267.7 million for the first three months of 2010, compared to $357.2 million for the corresponding period in 2009. The $89.5 million decrease is primarily due to higher issuances of senior notes in the first quarter 2009, partially offset by higher capital contributions from Southern Company in the first quarter 2010.
Significant balance sheet changes for the first three months of 2010 include an increase of $482.3 million in total property, plant, and equipment, an increase of $247.5 million in long-term debt to replace short-term debt and provide funds for Georgia Power’s continuous construction program, and an increase in paid in capital of $464.4 million reflecting equity contributions from Southern Company.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $103.8 million will be required through March 31, 2011 to fund maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in nuclear plants to meet new regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

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
In addition, on February 16, 2010, the DOE offered Georgia Power a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to two additional nuclear units on the site of Plant Vogtle (Plant Vogtle Units 3 and 4). Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed 70% of eligible project costs, or approximately $3.4 billion, and are expected to be funded by the Federal Financing Bank. Georgia Power has 90 days to accept the conditional commitment. Georgia Power will work with the DOE to finalize loan guarantees. Final approval and issuance of loan guarantees by the DOE are subject to receipt of the combined construction and operating license for Plant Vogtle Units 3 and 4 from the NRC, negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. There can be no assurance that the DOE will issue loan guarantees for Georgia Power.
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at March 31, 2010 approximately $12.7 million of cash and cash equivalents and approximately $1.7 billion of unused committed credit arrangements with banks. As of March 31, 2010, of the unused credit arrangements, $465 million expire in 2010, $130 million expire in 2011, and $1.1 billion expire in 2012. Of the credit arrangements that expire in 2010 and 2011, $40 million contain provisions allowing two-year term loans executable at expiration and $95 million contain provisions allowing one-year term loans executable at expiration. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration. At March 31, 2010, the credit arrangements were dedicated to providing liquidity support to Georgia Power’s commercial paper program and approximately $901 million of purchase obligations related to variable rate pollution control revenue bonds. Subsequent to March 31, 2010, Georgia Power renewed existing credit arrangements totaling $425 million and extended the expiration dates to 2011. Of these facilities, $125 million contain provisions allowing one-year term loans executable at expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At March 31, 2010, Georgia Power had approximately $243 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At March 31, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $29 million. At March 31, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $1.2 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Georgia Power’s ability to access capital markets, particularly the short-term debt market.
On January 22, 2010, Fitch applied new guidelines regarding the ratings of various hybrid capital instruments and preferred securities of companies in all sectors, including banks, insurers, non-bank financial institutions, and non-financial corporate entities, including utilities. As a result, the Fitch ratings of Georgia Power’s preferred stock, preference stock, and long-term debt payable to affiliated trusts decreased from A to A-. These ratings are not applicable to the collateral requirements described above.
Market Price Risk
Georgia Power’s market risk exposure relative to interest rate changes for the first quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. As such, Georgia Power had no material change in market risk exposure for the first quarter 2010 relative to fuel and electricity prices when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three months ended March 31, 2010 were as follows:

First Quarter
2010
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(75)
Contracts realized or settled	19
Current period changes(a)	(69)

Contracts outstanding at the end of the period, assets (liabilities), net	$(125)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2010 was a decrease of $50 million, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At March 31, 2010, Georgia Power had a net hedge volume of 68 million mmBtu with a weighted average contract cost approximately $1.85 per mmBtu above market prices, compared to 65 million mmBtu at December 31, 2009 with a weighted average contract cost approximately $1.16 per mmBtu above market prices. The natural gas hedges are recovered through the fuel cost recovery mechanism.
Regulatory hedges relate to Georgia Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2010 are as follows:

	March 31, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(125)	(71)	(53)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(125)	$(71)	$(53)	$(1)

Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Georgia Power in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Georgia Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
In the first quarter 2010, Georgia Power issued $350 million aggregate principal amount of Series 2010A Floating Rate Senior Notes due March 15, 2013. The proceeds were used to repay at maturity $250 million aggregate principal amount of Series 2008A Floating Rate Senior Notes due March 17, 2010, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Revenues:
Retail revenues	$304,750	$238,391
Wholesale revenues, non-affiliates	27,914	21,966
Wholesale revenues, affiliates	9,518	5,360
Other revenues	14,530	18,567

Total operating revenues	356,712	284,284

Operating Expenses:
Fuel	152,712	115,553
Purchased power, non-affiliates	7,435	4,438
Purchased power, affiliates	20,413	15,381
Other operations and maintenance	70,418	72,491
Depreciation and amortization	28,071	23,059
Taxes other than income taxes	25,233	22,448

Total operating expenses	304,282	253,370

Operating Income	52,430	30,914
Other Income and (Expense):
Allowance for equity funds used during construction	1,385	4,818
Interest income	17	209
Interest expense, net of amounts capitalized	(11,385)	(9,832)
Other income (expense), net	(533)	(616)

Total other income and (expense)	(10,516)	(5,421)

Earnings Before Income Taxes	41,914	25,493
Income taxes	15,063	7,400

Net Income	26,851	18,093
Dividends on Preference Stock	1,551	1,551

Net Income After Dividends on Preference Stock	$25,300	$16,542

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Net Income After Dividends on Preference Stock	$25,300	$16,542
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(953) and $-, respectively	(1,518)	—
Reclassification adjustment for amounts included in net income, net of tax of $105 and $105, respectively	166	167

Total other comprehensive income (loss)	(1,352)	167

Comprehensive Income	$23,948	$16,709

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$26,851	$18,093
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	29,659	24,269
Deferred income taxes	2,917	(4,022)
Allowance for equity funds used during construction	(1,385)	(4,818)
Pension, postretirement, and other employee benefits	550	(391)
Stock based compensation expense	623	479
Other, net	(520)	(5,322)
Changes in certain current assets and liabilities —
-Receivables	6,150	32,887
-Fossil fuel stock	17,419	(18,231)
-Materials and supplies	(1,170)	(205)
-Prepaid income taxes	4,530	416
-Property damage cost recovery	11	5,428
-Other current assets	995	916
-Accounts payable	(4,443)	(13,344)
-Accrued taxes	15,539	6,361
-Accrued compensation	(3,462)	(11,576)
-Other current liabilities	6,304	5,761

Net cash provided from operating activities	100,568	36,701

Investing Activities:
Property additions	(81,225)	(109,737)
Investment in restricted cash from pollution control revenue bonds	—	(49,188)
Distribution of restricted cash from pollution control revenue bonds	2,340	—
Cost of removal, net of salvage	(5,759)	(2,330)
Construction payables	(11,846)	2,362
Payments pursuant to long-term service agreements	(699)	(1,602)
Other investing activities	(190)	24

Net cash used for investing activities	(97,379)	(160,471)

Financing Activities:
Decrease in notes payable, net	(6,599)	(89,930)
Proceeds —
Common stock issued to parent	50,000	135,000
Capital contributions from parent company	1,128	1,106
Pollution control revenue bonds	—	130,400
Redemptions —
Senior notes	(85)	—
Payment of preference stock dividends	(1,551)	(1,551)
Payment of common stock dividends	(26,075)	(22,350)
Other financing activities	605	(838)

Net cash provided from financing activities	17,423	151,837

Net Change in Cash and Cash Equivalents	20,612	28,067
Cash and Cash Equivalents at Beginning of Period	8,677	3,443

Cash and Cash Equivalents at End of Period	$29,289	$31,510

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $552 and $1,920 capitalized for 2010 and 2009, respectively)	$9,461	$8,347
Income taxes (net of refunds)	$(4,383)	$3,281
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$29,289	$8,677
Restricted cash and cash equivalents	4,006	6,347
Receivables —
Customer accounts receivable	71,847	64,257
Unbilled revenues	46,453	60,414
Under recovered regulatory clause revenues	11,293	4,285
Other accounts and notes receivable	2,105	4,107
Affiliated companies	1,260	7,503
Accumulated provision for uncollectible accounts	(1,867)	(1,913)
Fossil fuel stock, at average cost	166,242	183,619
Materials and supplies, at average cost	44,740	38,478
Other regulatory assets, current	23,710	19,172
Prepaid expenses	10,272	44,760
Other current assets	2,936	3,634

Total current assets	412,286	443,340

Property, Plant, and Equipment:
In service	3,496,308	3,430,503
Less accumulated provision for depreciation	1,013,665	1,009,807

Plant in service, net of depreciation	2,482,643	2,420,696
Construction work in progress	178,726	159,499

Total property, plant, and equipment	2,661,369	2,580,195

Other Property and Investments	16,115	15,923

Deferred Charges and Other Assets:
Deferred charges related to income taxes	43,353	39,018
Other regulatory assets, deferred	202,510	190,971
Other deferred charges and assets	22,466	24,160

Total deferred charges and other assets	268,329	254,149

Total Assets	$3,358,099	$3,293,607

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$140,000	$140,000
Notes payable	82,289	90,331
Accounts payable —
Affiliated	44,423	47,421
Other	69,713	80,184
Customer deposits	33,539	32,361
Accrued taxes —
Accrued income taxes	12,616	1,955
Other accrued taxes	12,083	7,297
Accrued interest	11,480	10,222
Accrued compensation	5,875	9,337
Other regulatory liabilities, current	23,654	22,416
Liabilities from risk management activities	14,612	9,442
Other current liabilities	17,510	20,092

Total current liabilities	467,794	471,058

Long-term Debt	978,939	978,914

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	303,854	297,405
Accumulated deferred investment tax credits	9,266	9,652
Employee benefit obligations	108,794	109,271
Other cost of removal obligations	190,936	191,248
Other regulatory liabilities, deferred	41,216	41,399
Other deferred credits and liabilities	105,223	92,370

Total deferred credits and other liabilities	759,289	741,345

Total Liabilities	2,206,022	2,191,317

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - March 31, 2010: 3,642,717 shares
- December 31, 2009: 3,142,717 shares	303,060	253,060
Paid-in capital	536,492	534,577
Retained earnings	218,341	219,117
Accumulated other comprehensive loss	(3,814)	(2,462)

Total common stockholder’s equity	1,054,079	1,004,292

Total Liabilities and Stockholder’s Equity	$3,358,099	$3,293,607

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2010 vs. FIRST QUARTER 2009
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$8.8	52.9

Gulf Power’s net income after dividends on preference stock for the first quarter 2010 was $25.3 million compared to $16.5 million for the corresponding period in 2009. The increase was primarily due to significantly colder weather, partially offset by a decline in sales growth.
Retail Revenues

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$66.3	27.9

In the first quarter 2010, retail revenues were $304.7 million compared to $238.4 million for the corresponding period in 2009.
Details of the change to retail revenues are as follows:

	First Quarter
	2010
	(in millions)	(% change)
Retail – prior year	$238.4
Estimated change in –
Rates and pricing	16.2	6.8
Sales growth (decline)	(2.9)	(1.2)
Weather	12.8	5.4
Fuel and other cost recovery	40.2	16.9

Retail – current year	$304.7	27.9%

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues associated with changes in rates and pricing increased in the first quarter 2010 when compared to the corresponding period in 2009 primarily due to additions of environmental control projects.
Annually, Gulf Power petitions the Florida PSC for recovery of projected environmental compliance costs including any true-up amount from prior periods, and approved rates are implemented each January. These recovery provisions include related expenses and a return on average net investment. See Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Environmental Remediation” and “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales declined in the first quarter 2010 when compared to the corresponding period in 2009. Weather-adjusted KWH energy sales to commercial and industrial customers decreased 3.7% and 2.6%, respectively, due to decreased customer demand. Weather-adjusted KWH energy sales to residential customers remained relatively flat.
Revenues attributable to changes in weather increased in the first quarter 2010 when compared to the corresponding period for 2009 due to significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues increased in the first quarter 2010 when compared to the corresponding period for 2009 primarily due to increased KWH sales. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and revenues related to the recovery of storm damage restoration costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Retail Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and “Property Damage Reserve” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$5.9	27.1

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
In the first quarter 2010, wholesale revenues from non-affiliates were $27.9 million compared to $22.0 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to a 19.2% increase in KWH sales to serve weather-related increases in customer demand, and a 14.2% increase in price related to energy rates.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Affiliates

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$4.2	77.6

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the first quarter 2010, wholesale revenues from affiliates were $9.5 million compared to $5.3 million for the corresponding period in 2009. The increase was primarily due to a 47.9% increase in price related to energy rates and increased energy revenues related to a 20.1% increase in KWH sales to serve weather-related increases in customer demand.
Other Revenues

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$(4.1)	21.7

In the first quarter 2010, other revenues were $14.5 million compared to $18.6 million for the corresponding period in 2009. The decrease was primarily due to decreased revenues from other energy services, partially offset by higher franchise fees. The decreased revenues from other energy services did not have a material impact on net income since they were generally offset by associated expenses. Franchise fees have no impact on net income.
Fuel and Purchased Power Expenses

	First Quarter 2010
	vs.
	First Quarter 2009
	(change in millions)	(% change)
Fuel*	$37.1	32.2
Purchased power – non-affiliates	3.0	67.5
Purchased power – affiliates	5.1	32.7

Total fuel and purchased power expenses	$45.2

*	Fuel includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the first quarter 2010, total fuel and purchased power expenses were $180.6 million compared to $135.4 million for the corresponding period in 2009. The net increase in fuel and purchased power expenses was due to a $26.2 million increase as a result of the average cost of fuel and a $19.0 million increase related to total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Gulf Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2010	2009	Change
	(cents per net KWH)
Fuel	4.92	4.31	14.15
Purchased power	6.73	5.19	29.67

In the first quarter 2010, fuel expense was $152.7 million compared to $115.6 million for the corresponding period in 2009. The increase was primarily due to 27.2% increase in the average cost of coal and a 10.2% increase in KWHs generated as a result of increased demand, partially offset by a 4.0% decrease in the average cost of natural gas prices.
Non-Affiliates
In the first quarter 2010, purchased power expense from non-affiliates was $7.4 million compared to $4.4 million for the corresponding period in 2009. The increase was primarily due to a 258.3% increase in average cost per KWH purchased, partially offset by a 10.1% decrease in the volume of KWHs purchased. The average cost per KWH purchased increased primarily due to a greater portion of KWHs being purchased from gas-fired generation, which had higher market pricing in the first quarter 2010 due to greater demand for natural gas due to significantly colder weather, and PPAs that began in June 2009.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and the availability of Southern Company system generation.
Affiliates
In the first quarter 2010, purchased power expense from affiliates was $20.4 million compared to $15.3 million for the corresponding period in 2009. The increase was primarily due to a 52.1% increase in the volume of KWHs purchased from lower-priced Power Pool resources, partially offset by an 11.8% decrease in average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$(2.1)	(2.9)

In the first quarter 2010, other operations and maintenance expenses were $70.4 million compared to $72.5 million for the corresponding period in 2009. The decrease was primarily due to decreases in storm recovery costs and expenses from other energy services. These decreases were offset by increased maintenance, labor, and benefits expenses. The decreased expenses from other energy services and the decreased storm recovery costs did not have a material impact on earnings since they were offset by decreased associated revenues.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$5.0	21.7

In the first quarter 2010, depreciation and amortization was $28.1 million compared to $23.1 million for the corresponding period in 2009. The increase was primarily due to the addition of an environmental control project at Plant Crist being placed into service in December 2009 and other net additions to generation and distribution facilities.
Taxes Other Than Income Taxes

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$2.8	12.4

In the first quarter 2010, taxes other than income taxes were $25.2 million compared to $22.4 million for the corresponding period in 2009. The increase was primarily due to increases in gross receipt taxes and franchise fees, which have no impact on net income.
Allowance for Funds Used During Construction

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$(3.4)	(71.3)

In the first quarter 2010, AFUDC equity was $1.4 million compared to $4.8 million for the corresponding period in 2009. The decrease was primarily due to an environmental control project at Plant Crist being placed into service in December 2009.
Interest Expense, Net of Amounts Capitalized

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$1.6	15.8

In the first quarter 2010, interest expense, net of amounts capitalized was $11.4 million compared to $9.8 million for the corresponding period in 2009. The increase was primarily due to the change in capitalization of the AFUDC debt related to an environmental control project at Plant Crist being placed into service in December 2009.
Income Taxes

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$7.7	103.6

In the first quarter 2010, income taxes were $15.1 million compared to $7.4 million for the corresponding period in 2009. The increase was due to higher pre-tax earnings.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of Gulf Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include Gulf Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Gulf Power’s service area. Recessionary conditions have impacted sales; the timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On February 26, 2010, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition for rehearing en banc. The ultimate outcome of this matter cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Gulf Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On May 4, 2010, the EPA issued a proposal requesting comments on two potential regulatory options for management and disposal of coal combustion

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
byproducts, either of which could require conversion of existing storage units to lined landfills with additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation. The outcome of these proposed regulations will depend on their final form and any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on Gulf Power’s management, beneficial use, and disposal of such byproducts and could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. The EPA also published a proposed rule governing how these programs would be applied to stationary sources, including power plants, in October 2009. The EPA is expected to finalize this proposed rule during 2010. The ultimate outcome of these proposed and final rules cannot be determined at this time and will depend on additional regulatory action and any legal challenges.
Florida PSC Matters
Retail Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and volatile price swings in natural gas. If the projected fuel cost over or under recovery balance at year-end exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested.
Under recovered fuel costs at March 31, 2010 totaled $9.3 million, compared to $2.4 million at December 31, 2009. This amount is included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Gulf Power in Item 7 of the Form 10-K for additional information.
On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Gulf Power has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date; however, as a result of state regulatory treatment, this change had no material impact on the financial statements of Gulf Power. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Gulf Power cannot be determined at this time.
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding will be used for transmission and distribution automation and modernization projects. Gulf Power will receive, and will match, $15.5 million under this agreement.
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
The extent of coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has potential impacts on certain steam plant operations as well as potential significant economic impacts on the affected areas within Southern Company’s service territory. The ultimate impact of this matter cannot be determined at this time.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Pension and Other Postretirement Benefits.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at March 31, 2010. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $100.6 million for the first three months of 2010 compared to $36.7 million for the corresponding period in 2009. The $63.9 million increase in cash provided from operating activities was primarily due to a $35.7 million decrease in fossil fuel stock resulting from an increase in generation and a decrease in cash payments related to fuel inventory; a $26.7 million increase in liabilities primarily due to timing; and an $8.8 million increase in net income; partially offset by a $26.7 million decrease in collections attributable to regulatory fuel clause revenues. Net cash used for investing activities totaled $97.4 million in the first three months of 2010 compared to $160.5 million for the corresponding period in 2009. The $63.1 million decrease was primarily due to a $28.5 million decrease in gross property additions and a $49.2 million investment in restricted cash in 2009, partially offset by a $14.2 million increase in construction payables, primarily due to non-affiliate payables. Net cash provided from financing activities totaled $17.4 million for the first three months of 2010, compared to $151.8 million for the corresponding period in 2009. The $134.4 million decrease in cash provided from financing activities was primarily due to higher issuance of common stock in 2009 and issuance of pollution control revenue bonds in 2009.
Significant balance sheet changes for the first quarter 2010 include a net increase of $81.2 million in property, plant, and equipment, primarily related to environmental control projects; the issuance of common stock to Southern Company for $50 million; a decrease of $34.5 million in prepaid expenses, primarily due to a planned inspection under a long-term service agreement and a decrease in PPA deferred capacity expense due to seasonality; and other regulatory assets, deferred, and other deferred credits and liabilities increased by $11.5 million and $12.9 million, respectively, primarily due to an increase in PPA deferred capacity expense.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, maturities of long-term debt, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. Approximately $140 million will be required through March 31, 2011 for maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; changes in FERC rules and regulations; Florida PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at March 31, 2010 approximately $29.3 million of cash and cash equivalents and $220 million of unused committed credit arrangements with banks. As of March 31, 2010, of the unused credit arrangements, $190 million expire in 2010 and $30 million expire in 2011. Of these credit arrangements, $100 million contain provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Gulf Power’s commercial paper borrowings and $69 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Subsequent to March 31, 2010, Gulf Power renewed existing credit arrangements totaling $75 million and extended the expiration dates to 2011. All of these facilities contain provisions allowing one-year term loans executable at expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At March 31, 2010, Gulf Power had $82 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At March 31, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $128 million. At March 31, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $572 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Gulf Power’s ability to access capital markets, particularly the short-term debt market.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On January 22, 2010, Fitch applied new guidelines regarding the ratings of various hybrid capital instruments and preferred securities of companies in all sectors, including banks, insurers, non-bank financial institutions, and non-financial corporate entities, including utilities. As a result, the Fitch rating of Gulf Power’s preference stock decreased from A- to BBB+. These ratings are not applicable to the collateral requirements described above.
Market Price Risk
Gulf Power’s market risk exposure relative to interest rate changes for the first quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Gulf Power continues to manage a fuel-hedging program implemented per the guidelines of the Florida PSC. As such, Gulf Power had no material change in market risk exposure for the first quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three months ended March 31, 2010 were as follows:

First Quarter
2010
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(14)
Contracts realized or settled	4
Current period changes(a)	(11)

Contracts outstanding at the end of the period, assets (liabilities), net	$(21)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2010 was a decrease of $7 million, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At March 31, 2010, Gulf Power had a net hedge volume of 10 million mmBtu with a weighted average contract cost approximately $2.09 per mmBtu above market prices, compared to 11 million mmBtu at December 31, 2009 with a weighted average contract cost approximately $1.29 per mmBtu above market prices. Natural gas hedges are recovered through the fuel cost recovery clause.
Regulatory hedges relate to Gulf Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2010 are as follows:

	March 31, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(21)	(14)	(6)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(21)	$(14)	$(6)	$(1)

Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Gulf Power in Item 7 and Note 1 under “Financial Instruments” and Note 10 to the financial statements of Gulf Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
In the first quarter 2010, Gulf Power issued to Southern Company 500,000 shares of common stock, without par value, and realized proceeds of $50 million. The proceeds were used to repay a portion of Gulf Power’s short-term debt and for other general corporate purposes.
Subsequent to March 31, 2010, Gulf Power issued $175 million aggregate principal amount of Series 2010A 4.75% Senior Notes due April 15, 2020. The proceeds will be used to repay at maturity $140 million aggregate principal amount of Series 2009A Floating Rate Senior Notes due June 28, 2010, to repay a portion of its outstanding short-term debt, and for general corporate purposes, including Gulf Power’s continuous construction program.
Also subsequent to March 31, 2010, Gulf Power settled $100 million of interest rate hedges related to the Series 2010A Senior Note issuance at a gain of approximately $1.5 million. The gain will be amortized to interest expense over 10 years.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Revenues:
Retail revenues	$186,587	$175,735
Wholesale revenues, non-affiliates	78,889	80,154
Wholesale revenues, affiliates	14,675	9,418
Other revenues	3,487	3,416

Total operating revenues	283,638	268,723

Operating Expenses:
Fuel	130,797	119,965
Purchased power, non-affiliates	3,621	2,835
Purchased power, affiliates	14,721	21,805
Other operations and maintenance	67,338	59,761
Depreciation and amortization	18,675	18,015
Taxes other than income taxes	18,460	14,924

Total operating expenses	253,612	237,305

Operating Income	30,026	31,418
Other Income and (Expense):
Interest income	33	632
Interest expense, net of amounts capitalized	(6,179)	(4,762)
Other income (expense), net	1,549	1,629

Total other income and (expense)	(4,597)	(2,501)

Earnings Before Income Taxes	25,429	28,917
Income taxes	9,743	10,513

Net Income	15,686	18,404
Dividends on Preferred Stock	433	433

Net Income After Dividends on Preferred Stock	$15,253	$17,971

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Net Income After Dividends on Preferred Stock	$15,253	$17,971
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $12 and $166, respectively	20	268

Comprehensive Income	$15,273	$18,239

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$15,686	$18,404
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	20,118	19,479
Deferred income taxes	(8,080)	(4,562)
Pension, postretirement, and other employee benefits	1,822	1,902
Stock based compensation expense	757	657
Generation construction screening costs	(18,832)	(8,400)
Other, net	1,144	(113)
Changes in certain current assets and liabilities —
-Receivables	7,715	19,380
-Under recovered regulatory clause revenues	—	12,947
-Fossil fuel stock	17,761	(20,315)
-Materials and supplies	(885)	(379)
-Prepaid income taxes	—	1,061
-Other current assets	(8,262)	(2,592)
-Other accounts payable	970	(17,890)
-Accrued taxes	(12,109)	(18,604)
-Accrued compensation	(7,719)	(15,483)
-Over recovered regulatory clause revenues	7,596	—
-Other current liabilities	(708)	1,629

Net cash provided from (used for) operating activities	16,974	(12,879)

Investing Activities:
Property additions	(19,054)	(26,476)
Cost of removal, net of salvage	(3,375)	(2,941)
Construction payables	2,812	1,082
Other investing activities	(5,316)	(506)

Net cash used for investing activities	(24,933)	(28,841)

Financing Activities:
Decrease in notes payable, net	—	(26,293)
Proceeds —
Capital contributions from parent company	752	1,294
Senior notes issuances	—	125,000
Redemptions —
Capital leases	(323)	—
Senior notes	—	(40,000)
Payment of preferred stock dividends	(433)	(433)
Payment of common stock dividends	(17,150)	(17,125)
Other financing activities	74	(1,742)

Net cash provided from (used for) financing activities	(17,080)	40,701

Net Change in Cash and Cash Equivalents	(25,039)	(1,019)
Cash and Cash Equivalents at Beginning of Period	65,025	22,413

Cash and Cash Equivalents at End of Period	$39,986	$21,394

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $9 and $125 capitalized for 2010 and 2009, respectively)	$7,028	$3,847
Income taxes (net of refunds)	$(3,821)	$(2,325)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$39,986	$65,025
Receivables —
Customer accounts receivable	36,271	36,766
Unbilled revenues	25,212	27,168
Other accounts and notes receivable	6,247	11,337
Affiliated companies	13,041	13,215
Accumulated provision for uncollectible accounts	(842)	(940)
Fossil fuel stock, at average cost	109,477	127,237
Materials and supplies, at average cost	28,678	27,793
Other regulatory assets, current	67,582	53,273
Prepaid income taxes	35,105	32,237
Other current assets	15,611	12,625

Total current assets	376,368	405,736

Property, Plant, and Equipment:
In service	2,327,318	2,316,494
Less accumulated provision for depreciation	958,076	950,373

Plant in service, net of depreciation	1,369,242	1,366,121
Construction work in progress	65,061	48,219

Total property, plant, and equipment	1,434,303	1,414,340

Other Property and Investments	6,729	7,018

Deferred Charges and Other Assets:
Deferred charges related to income taxes	13,161	8,536
Other regulatory assets, deferred	232,984	209,100
Other deferred charges and assets	22,570	27,951

Total deferred charges and other assets	268,715	245,587

Total Assets	$2,086,115	$2,072,681

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$81,356	$1,330
Accounts payable —
Affiliated	45,414	49,209
Other	46,075	38,662
Customer deposits	11,572	11,143
Accrued taxes —
Accrued income taxes	31,318	10,590
Other accrued taxes	16,710	49,547
Accrued interest	4,290	5,739
Accrued compensation	6,066	13,785
Other regulatory liabilities, current	5,982	7,610
Over recovered regulatory clause liabilities	56,191	48,596
Liabilities from risk management activities	29,619	19,454
Other current liabilities	24,557	21,142

Total current liabilities	359,150	276,807

Long-term Debt	413,173	493,480

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	223,507	223,066
Deferred credits related to income taxes	12,819	13,937
Accumulated deferred investment tax credits	12,528	12,825
Employee benefit obligations	163,070	161,778
Other cost of removal obligations	101,911	97,820
Other regulatory liabilities, deferred	55,267	54,576
Other deferred credits and liabilities	53,658	47,090

Total deferred credits and other liabilities	622,760	611,092

Total Liabilities	1,395,083	1,381,379

Redeemable Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	327,169	325,562
Retained earnings	293,372	295,269
Accumulated other comprehensive income (loss)	20	—

Total common stockholder’s equity	658,252	658,522

Total Liabilities and Stockholder’s Equity	$2,086,115	$2,072,681

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2010 vs. FIRST QUARTER 2009
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(2.7)	(15.1)

Mississippi Power’s net income after dividends on preferred stock for the first quarter 2010 was $15.3 million compared to $18.0 million for the corresponding period in 2009. The decrease in net income after dividends on preferred stock for the first quarter 2010 was primarily due to a decrease in wholesale energy revenue from non-affiliate customers served outside Mississippi Power’s service territory; a decrease in interest income; and increases in operations and maintenance expenses and interest expense, net of amounts capitalized. The decrease in net income after dividends on preferred stock for the first quarter 2010 was partially offset by an increase in territorial base revenue primarily resulting from significantly colder weather in the first quarter 2010 compared to the first quarter 2009.
Retail Revenues

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$10.9	6.1

In the first quarter 2010, retail revenues were $186.6 million compared to $175.7 million for the corresponding period in 2009.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	First Quarter
	2010
	(in millions)	(% change)
Retail – prior year	$175.7
Estimated change in —
Rates and pricing	(0.2)	(0.1)
Sales growth (decline)	(1.1)	(0.7)
Weather	6.9	3.9
Fuel and other cost recovery	5.3	3.0

Retail – current year	$186.6	6.1%

Revenues associated with changes in rates and pricing decreased in the first quarter 2010 when compared to the corresponding period in 2009 due to a $0.7 million decrease related to System Restoration Rider (SRR) revenues pursuant to an order from the Mississippi PSC, partially offset by an increase of $0.5 million related to the ECO Plan rate. For additional information on SRR, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – System Restoration Rider” of Mississippi Power in Item 7 of the Form 10-K.
Revenues attributable to changes in sales declined in the first quarter 2010 when compared to the corresponding period in 2009, primarily resulting from the continued decline in the number of residential and commercial customers due to a weak job market and customer relocations, partially offset by continued economic recovery for some larger industrial customers and increased residential energy use. Weather-adjusted KWH energy sales to residential customers increased 4.6% primarily due to improved economic conditions and lower fuel costs. Weather-adjusted KWH energy sales to commercial customers decreased 6.9% primarily due to the declining number of commercial customers in Mississippi Power’s service territory. KWH energy sales to industrial customers increased 7.4% as a result of increased production for several large industrial customers due to improving economic conditions.
Revenues attributable to changes in weather increased in the first quarter 2010 when compared to the corresponding period for 2009 due to significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues increased in the first quarter 2010 when compared to the corresponding period in 2009 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power’s service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(1.3)	(1.6)

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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first quarter 2010, wholesale revenues from non-affiliates were $78.9 million compared to $80.2 million for the corresponding period in 2009. The decrease was due to $8.4 million in decreased revenues from customers outside Mississippi Power’s service territory, partially offset by $7.2 million in increased revenues from customers inside Mississippi Power’s service territory. The $8.4 million decrease in revenues from customers outside Mississippi Power’s service territory was primarily due to a $9.6 million decrease in sales, partially offset by a $1.1 million increase associated with higher prices, resulting from higher marginal cost of fuel. The $7.2 million increase in revenues from customers inside Mississippi Power’s service territory was primarily due to a $4.2 million increase in fuel revenues and a $3.0 million increase in wholesale base revenues due to significantly colder weather when compared to the corresponding period in 2009.
Wholesale Revenues – Affiliates

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$5.3	55.8

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the first quarter 2010, wholesale revenues from affiliates were $14.7 million compared to $9.4 million for the corresponding period in 2009. The increase was primarily due to a $4.9 million increase in energy revenues, of which $4.3 million was associated with increased sales and $0.6 million was associated with lower prices. Capacity revenues increased $0.3 million.
Fuel and Purchased Power Expenses

	First Quarter 2010
	vs.
	First Quarter 2009
	(change in millions)	(% change)
Fuel	$10.8	9.0
Purchased power – non-affiliates	0.8	27.7
Purchased power – affiliates	(7.1)	(32.5)

Total fuel and purchased power expenses	$4.5

In the first quarter 2010, total fuel and purchased power expenses were $149.1 million compared to $144.6 million for the corresponding period in 2009. The increase was primarily due to an $11.6 million increase in total KWHs generated and purchased, partially offset by a $7.1 million decrease in cost of fuel and purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information.
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2010	2009	Change
	(cents per net KWH)
Fuel	4.23	4.44	(4.7)
Purchased power	3.76	3.91	(3.8)

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first quarter 2010, fuel expense was $130.8 million compared to $120.0 million for the corresponding period in 2009. The increase was primarily due to a 14.3% increase in generation from Mississippi Power facilities resulting from higher energy demand in the first quarter 2010 compared to the corresponding period in 2009. This increase was partially offset by a 4.7% decrease in the price of fuel primarily due to a decrease in coal prices.
Non-Affiliates
In the first quarter 2010, purchased power expense from non-affiliates was $3.6 million compared to $2.8 million for the corresponding period in 2009. The increase was primarily the result of a 172.5% increase in the average cost of purchased power per KWH, partially offset by a 53.1% decrease in KWH volume purchased. The increase in prices was due to a higher marginal cost of fuel while the decrease in volume was a result of higher cost opportunity purchases.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2010, purchased power expense from affiliates was $14.7 million compared to $21.8 million for the corresponding period in 2009. The decrease was primarily due to a 25.5% decrease in the average cost of purchased power per KWH and a 9.4% decrease in KWH volume purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$7.5	12.7

In the first quarter 2010, other operations and maintenance expenses were $67.3 million compared to $59.8 million for the corresponding period in 2009. The increase was primarily due to a $2.9 million increase in generation planned maintenance expenses, a $1.0 million increase in environmental expenses, a $1.0 million increase in transmission and distribution maintenance expenses, and a $2.1 million increase in administrative and general expenses primarily due to an increase in affiliate service company expenses.
Taxes Other Than Income Taxes

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$3.6	23.7

In the first quarter 2010, taxes other than income taxes were $18.5 million compared to $14.9 million for the corresponding period in 2009. The increase was primarily due to a $3.2 million increase in ad valorem taxes, a $0.2 million increase in franchise taxes, and a $0.1 million increase in payroll taxes.
The retail portion of the increase in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Income

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
($0.6)	(94.8)

In the first quarter 2010, interest income decreased $0.6 million compared to the corresponding period in 2009. The decrease was primarily due to lower interest income related to a regulatory recovery mechanism for fuel and energy cost hedging.
Interest Expense, Net of Amounts Capitalized

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$1.4	29.8

In the first quarter 2010, interest expense, net of amounts capitalized was $6.2 million compared to $4.8 million for the corresponding period in 2009. The increase was primarily due to a $0.9 million increase in interest expense associated with the issuance of new long-term debt in March 2009, a $0.2 million increase in interest expense associated with higher commitment fees, and a $0.2 million increase in interest expense related to a regulatory recovery mechanism for fuel and energy cost hedging.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Mississippi Power in Item 7 of the Form 10-K.
Income Taxes

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(0.8)	(7.3)

In the first quarter 2010, income taxes were $9.7 million compared to $10.5 million for the corresponding period in 2009. The decrease was primarily due to a $1.0 million decrease resulting from the decrease in pre-tax earnings and a $0.1 million decrease due to higher State of Mississippi manufacturing investment tax credits, partially offset by a $0.3 million increase due to a lower federal production activities deduction.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of Mississippi Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include Mississippi Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power’s service area. Recessionary conditions have impacted sales; the timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.

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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation — New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation — Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On February 26, 2010, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition for rehearing en banc. The ultimate outcome of this matter cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Mississippi Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On May 4, 2010, the EPA issued a proposal requesting comments on two potential regulatory options for management and disposal of coal combustion byproducts, either of which could require conversion of existing storage units to lined landfills with additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation. The outcome of these proposed regulations will depend on their final form and any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on Mississippi Power’s management, beneficial use, and disposal of such byproducts and could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Mississippi Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. The EPA also published a proposed rule governing how these programs would be applied to stationary sources, including power plants, in October 2009. The EPA is expected to finalize this proposed rule during 2010. The ultimate outcome of these proposed and final rules cannot be determined at this time and will depend on additional regulatory action and any legal challenges.
FERC and Mississippi PSC Matters
Retail Regulatory Matters
Performance Evaluation Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Performance Evaluation Plan” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s base rates.
In November 2009, the revised PEP was approved by the Mississippi PSC and Mississippi Power resumed annual evaluations. Mississippi Power filed its annual PEP filing for 2010 under the revised PEP, which resulted in a lower allowed return on investment but no rate change.
On March 15, 2010, Mississippi Power submitted its annual PEP lookback filing for 2009, which recommended no surcharge or refund. The ultimate outcome of this matter cannot now be determined.
System Restoration Rider
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – System Restoration Rider” of Mississippi Power in Item 7 of the Form 10-K for additional information.
In September 2009, the Mississippi PSC issued an order requiring Mississippi Power to develop SRR factors designed to reduce SRR revenue by approximately $1.5 million. The revised factors were in effect from November 2009 to March 2010. Beginning in April 2010, the SRR factors were reset to zero. On January 29, 2010, Mississippi Power submitted its 2010 SRR rate filing with the Mississippi PSC and expects to accrue approximately $3.0 million to the property damage reserve in 2010.
Environmental Compliance Overview Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC.
On February 12, 2010, Mississippi Power submitted its 2010 ECO Plan notice which proposes an increase in annual revenues for Mississippi Power of approximately $3.9 million. In its 2010 ECO Plan filing, Mississippi Power is proposing to change the true-up provision of the ECO Plan rate schedule to consider actual revenues collected in addition to actual costs. Hearings on the ECO Plan are expected to be held with the Mississippi PSC in June 2010. The final outcome of this matter cannot now be determined.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. Mississippi Power establishes an annual retail fuel cost recovery factor that is approved by the Mississippi PSC. Mississippi Power is required to file for an adjustment to the retail fuel cost recovery factor annually; such filing occurred in November 2009. The Mississippi PSC approved the retail fuel cost recovery factor on December 15, 2009 with the new rates effective January 2010. The retail fuel cost recovery factor will result in an annual decrease in an amount equal to 11.3% of total 2009 retail revenues. At March 31, 2010, the amount of over recovered retail fuel costs included in the balance sheet was $35.3 million compared to $29.4 million at December 31, 2009. Mississippi Power also has a wholesale Municipal and Rural Associations (MRA) and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2010, the wholesale MRA fuel rate decreased, resulting in an annual decrease in an amount equal to 20.9% of total 2009 MRA revenue. Effective February 1, 2010, the wholesale MB fuel rate decreased, resulting in an annual decrease in an amount equal to 16.9% of total 2009 MB revenue. At March 31, 2010, the amount of over recovered wholesale MRA and MB fuel costs included in the balance sheet was $17.5 million and $3.4 million compared to $16.8 million and $2.4 million, respectively, at December 31, 2009. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factor will have no significant effect on Mississippi Power’s revenues or net income, but will decrease annual cash flow.
Depreciation Study
See Note 1 to the financial statements of Mississippi Power under “Depreciation and Amortization” in Item 8 of the Form 10-K for additional information. In September 2009, Mississippi Power filed a depreciation study, as of December 31, 2008, with the Mississippi PSC and the FERC. The FERC accepted this study in October 2009. On April 20, 2010, the Mississippi PSC issued an order approving the depreciation rates effective January 1, 2010.
Integrated Coal Gasification Combined Cycle
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Integrated Coal Gasification Combined Cycle” and “PSC Matters – Mississippi Baseload Construction Legislation” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding the Kemper IGCC.
On March 9, 2010, the Mississippi Department of Environmental Quality issued the PSD air permit modification for the Kemper IGCC, which modifies the original PSD air permit issued in October 2008. The Mississippi Chapter of the Sierra Club has requested a formal evidentiary hearing regarding the issuance of the modified permit.
Mississippi Power filed an application in November 2009 with the DOE and in December 2009 with the IRS for certain tax credits available to projects using advanced coal technologies under the Energy Improvement and Extension Act of 2008. The DOE subsequently certified the Kemper IGCC, and on April 30, 2010, the IRS allocated $279 million of tax credits under Section 48A of the Internal Revenue Code to Mississippi Power. The utilization of these credits is dependent upon meeting the IRS certification requirements and completing the Kemper IGCC in a timely manner. Mississippi Power has secured all environmental reviews and permits necessary to commence construction of the Kemper IGCC and has entered into a binding contract for the steam turbine generator, completing two milestone requirements for these credits.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 29, 2010, the Mississippi PSC issued an order finding that Mississippi Power’s application to acquire, construct, and operate the Kemper IGCC did not satisfy the requirement of public convenience and necessity in the form that the project and the related cost recovery were originally proposed by Mississippi Power. The order requires Mississippi Power to accept certain conditions prior to the Mississippi PSC’s approval of a Certificate of Public Convenience and Necessity. Among those conditions imposed in the order, Mississippi Power would be required to accept a construction cost cap of $2.4 billion and an operating cost cap based on assumptions contained in Mississippi Power’s proposal. In addition, the order deferred a decision on whether, when, and to what extent the Mississippi PSC would apply the cost recovery provisions of the State of Mississippi Baseload Act of 2008 (Baseload Act) for financing cost recovery on construction work in progress (CWIP) balances during construction. According to the order, while the Kemper IGCC satisfies the eligibility requirements for application of the Baseload Act, the Mississippi PSC declined to approve CWIP recovery until Mississippi Power submits additional evidence supporting a specific request for CWIP within a defined recovery period. Mississippi Power expects to file a motion for reconsideration or, in the alternative, for rehearing, of the order.
The April 2010 order also approved recovery of $46 million of $50.5 million in prudent pre-construction costs incurred through March 2009. The remaining $4.5 million is associated with overhead costs and variable pay of SCS, which were recommended for exclusion from pre-construction costs by a consultant hired by the Mississippi Public Utilities Staff. An additional $2.7 million has been incurred for costs of this type since March 2009. The remaining $4.5 million, as well as additional pre-construction amounts incurred to date, will be reviewed and addressed in a future proceeding.
As of March 31, 2010, Mississippi Power had spent a total of $97.0 million associated with Mississippi Power’s generation resource planning, evaluation, and screening activities, including regulatory filing costs. Costs incurred during the first quarter 2010 totaled $23.5 million compared to $8.4 million during the first quarter 2009. Of the total $97.0 million, $87.0 million was deferred in other regulatory assets, $9.0 million was related to land purchases capitalized, and $1.0 million was previously expensed.
In the event that Mississippi Power does not proceed with the Kemper IGCC, Mississippi Power would seek recovery of the pre-construction costs incurred as of March 2010, as well as contract termination obligations and other costs incurred since March 2010, in the amount of approximately $41.0 million. In November 2009, the Mississippi PSC issued an order that found Mississippi Power has a demonstrated need for additional capacity. In the event that Mississippi Power does not proceed with the Kemper IGCC, Mississippi Power would provide for its capacity need through either the construction of a combined cycle plant, a PPA, or other means available to Mississippi Power.
The ultimate outcome of these matters cannot now be determined.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Mississippi Power in Item 7 of the Form 10-K for additional information.
On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2003 (MPDIMA). Since the 2006 tax year, Mississippi Power has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date; however, as a result of state regulatory treatment, this change had no material impact on the financial statements of Mississippi Power. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Mississippi Power cannot be determined at this time.
On April 8, 2010, Mississippi Power received notice that an award had been granted under the American Recovery and Reinvestment Act of 2009 grant application for smart grid workforce training. Mississippi Power will receive, and will match, $2.6 million under this agreement. Receipt of this award is subject to negotiation of definitive agreements with the DOE. The ultimate impact of these matters cannot be determined at this time.
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding will be used for transmission and distribution automation and modernization projects. Mississippi Power will receive, and will match, $25 million under this agreement.
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
The extent of coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has potential impacts on certain steam plant operations as well as potential significant economic impacts on the affected areas within Southern Company’s service territory. The ultimate impact of this matter cannot be determined at this time.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, Plant Daniel Operating Lease, and Pension and Other Postretirement Benefits.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at March 31, 2010. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $17.0 million for the first three months of 2010, compared to net cash used for operating activities of $12.9 million for the corresponding period in 2009. The $29.9 million increase in cash provided from operating activities is primarily due to a decrease in fossil fuel stock resulting from an increase in Mississippi Power-owned generation and a decrease in cash payments related to fuel inventory, partially offset by an increase in spending related to the Kemper IGCC and a decrease in cash related to lower fuel rates effective in the first quarter 2010. Net cash used for investing activities totaled $24.9 million for the first three months of 2010, compared to $28.8 million for the corresponding period in 2009. The $3.9 million decrease in net cash used for investing activities is primarily due to a decrease in property additions. Net cash used for financing activities totaled $17.1 million for the first three months of 2010, compared to net cash provided from financing activities of $40.7 million for the corresponding period in 2009. The $57.8 million increase in net cash used for financing activities was primarily due to the issuance of $125 million in senior notes in the first quarter 2009, partially offset by the repayment of $40 million of senior notes and a decrease of $26.3 million in notes payable in the first quarter 2009.
Significant balance sheet changes for the first three months of 2010 include a decrease in cash of $25.0 million. Fossil fuel stock decreased $17.8 million due to decreases in coal inventory and emissions allowances of $17.0 million and $0.8 million, respectively. Other regulatory assets increased $38.2 million primarily due to increased spending related to the Kemper IGCC and mark-to-market losses on forward gas contracts. Total property, plant, and equipment increased by $20.0 million primarily due to construction projects in progress. Accrued income taxes increased by $20.7 million primarily due to the tax accrual for 2010. Other accrued taxes decreased by $32.8 million primarily due to property tax payments of $42.8 million in the first quarter 2010. Liabilities from risk management activities increased $10.2 million due to mark-to-market losses on energy related derivative positions.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $81.4 million will be required through March 31, 2011 for maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; changes in FERC rules and regulations; Mississippi PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

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
Mississippi Power’s current liabilities sometimes exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at March 31, 2010 approximately $40 million of cash and cash equivalents and $156 million of unused committed credit arrangements with banks. Of the unused credit arrangements, $106 million expire in 2010 and $50 million expire in 2011. Of these credit arrangements, $41 million contain provisions allowing two-year term loans executable at expiration and $65 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s commercial paper program and $40 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At March 31, 2010, Mississippi Power had no commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel. In April 2010, Mississippi Power was required to notify the lessor, Juniper Capital L.P., if it intended to terminate the lease at the end of the initial term expiring in October 2011. Mississippi Power chose not to give notice to terminate the lease. Mississippi Power has the option to purchase the units or renew the lease. The ultimate outcome of this matter cannot be determined at this time.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At March 31, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $4 million. At March 31, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $396 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power’s ability to access capital markets, particularly the short-term debt market.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On January 22, 2010, Fitch applied new guidelines regarding the ratings of various hybrid capital instruments and preferred securities of companies in all sectors, including banks, insurers, non-bank financial institutions, and non-financial corporate entities, including utilities. As a result, the Fitch rating of Mississippi Power’s preferred stock decreased from A+ to A. These ratings are not applicable to the collateral requirements described above.
Market Price Risk
Mississippi Power’s market risk exposure relative to interest rate changes for the first quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Mississippi Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power had no material change in market risk exposure for the first quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three months ended March 31, 2010 were as follows:

First Quarter
2010
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(42)
Contracts realized or settled	6
Current period changes(a)	(23)

Contracts outstanding at the end of the period, assets (liabilities), net	$(59)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2010 was a decrease of $17 million, substantially all of which is due to natural gas positions. The change is attributable to the price of natural gas. At March 31, 2010, Mississippi Power had a net hedge volume of 23 million mmBtu with a weighted average contract cost approximately $2.62 per mmBtu above market prices, compared to 23 million mmBtu at December 31, 2009 with a weighted average contract cost approximately $1.83 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the energy cost management clause.
Regulatory hedges relate to Mississippi Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost management clause.
Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2010 are as follows:

	March 31, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(59)	(30)	(29)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(59)	$(30)	$(29)	$—

Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Note 1 under “Financial Instruments” and Note 10 to the financial statements of Mississippi Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
Mississippi Power did not issue or redeem any securities during the three months ended March 31, 2010.
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

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$153,337	$94,612
Wholesale revenues, affiliates	101,757	135,284
Other revenues	1,394	1,621

Total operating revenues	256,488	231,517

Operating Expenses:
Fuel	97,514	65,781
Purchased power, non-affiliates	18,542	21,482
Purchased power, affiliates	23,411	15,202
Other operations and maintenance	38,878	32,973
Depreciation and amortization	29,109	24,339
Taxes other than income taxes	5,106	4,759

Total operating expenses	212,560	164,536

Operating Income	43,928	66,981
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20,054)	(21,559)
Other income (expense), net	419	(211)

Total other income and (expense)	(19,635)	(21,770)

Earnings Before Income Taxes	24,293	45,211
Income taxes	9,483	17,295

Net Income	$14,810	$27,916

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Net Income	$14,810	$27,916
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1,714 and $302, respectively	2,677	466
Reclassification adjustment for amounts included in net income, net of tax of $1,003 and $935, respectively	1,567	1,440

Total other comprehensive income (loss)	4,244	1,906

Comprehensive Income	$19,054	$29,822

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$14,810	$27,916
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	32,355	27,371
Deferred income taxes	13,388	18,763
Deferred revenues	(20,993)	(22,020)
Mark-to-market adjustments	762	883
Accumulated billings on construction contract	401	11,520
Accumulated costs on construction contract	(13)	(20,145)
Other, net	541	(134)
Changes in certain current assets and liabilities —
-Receivables	16,566	2,439
-Fossil fuel stock	3,815	1,464
-Materials and supplies	4,721	(497)
-Prepaid income taxes	(9,201)	7,870
-Other current assets	1,020	652
-Accounts payable	(15,247)	(19,840)
-Accrued taxes	3,433	3,628
-Accrued interest	(12,028)	(12,194)
-Other current liabilities	297	88

Net cash provided from operating activities	34,627	27,764

Investing Activities:
Property additions	(67,556)	(4,632)
Change in construction payables	15,489	(271)
Payments pursuant to long-term service agreements	(8,145)	(6,136)
Other investing activities	(245)	—

Net cash used for investing activities	(60,457)	(11,039)

Financing Activities:
Increase in notes payable, net	48,006	—
Proceeds — Capital contributions	702	1,060
Payment of common stock dividends	(26,775)	(26,525)

Net cash provided from (used for) financing activities	21,933	(25,465)

Net Change in Cash and Cash Equivalents	(3,897)	(8,740)
Cash and Cash Equivalents at Beginning of Period	7,152	37,894

Cash and Cash Equivalents at End of Period	$3,255	$29,154

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,926 and $78 capitalized for 2010 and 2009, respectively)	$28,900	$30,791
Income taxes (net of refunds)	$1,532	$(10,003)
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,255	$7,152
Receivables —
Customer accounts receivable	29,874	28,873
Other accounts receivable	1,829	2,064
Affiliated companies	23,256	38,561
Fossil fuel stock, at average cost	11,536	15,351
Materials and supplies, at average cost	26,886	31,607
Prepaid service agreements — current	23,821	44,090
Prepaid income taxes	23,878	5,177
Other prepaid expenses	2,261	3,176
Assets from risk management activities	16,040	4,901
Other current assets	6,650	6,754

Total current assets	169,286	187,706

Property, Plant, and Equipment:
In service	2,972,925	2,994,463
Less accumulated provision for depreciation	459,472	439,457

Plant in service, net of depreciation	2,513,453	2,555,006
Construction work in progress	263,770	153,982

Total property, plant, and equipment	2,777,223	2,708,988

Other Property and Investments:
Goodwill	1,835	1,794
Other intangible assets, net of amortization of $151 and $17 at March 31, 2010 and December 31, 2009, respectively	48,969	49,102

Total other property and investments	50,804	50,896

Deferred Charges and Other Assets:
Prepaid long-term service agreements	71,012	74,513
Other deferred charges and assets — affiliated	3,474	3,540
Other deferred charges and assets — non-affiliated	16,407	17,410

Total deferred charges and other assets	90,893	95,463

Total Assets	$3,088,206	$3,043,053

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Notes payable	$166,954	$118,948
Accounts payable —
Affiliated	52,271	58,493
Other	31,193	31,128
Accrued taxes —
Accrued income taxes	2,340	1,449
Other accrued taxes	6,358	2,576
Accrued interest	17,895	29,923
Liabilities from risk management activities	15,102	8,119
Other current liabilities	471	323

Total current liabilities	292,584	250,959

Long-term Debt	1,297,670	1,297,607

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	253,292	238,293
Deferred convertible investment tax credits	26,300	16,800
Deferred capacity revenues — affiliated	14,392	36,369
Other deferred credits and liabilities — affiliated	5,392	5,651
Other deferred credits and liabilities — non-affiliated	10,474	2,252

Total deferred credits and other liabilities	309,850	299,365

Total Liabilities	1,900,104	1,847,931

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	865,163	864,462
Retained earnings	340,096	352,061
Accumulated other comprehensive loss	(17,157)	(21,401)

Total common stockholder’s equity	1,188,102	1,195,122

Total Liabilities and Stockholder’s Equity	$3,088,206	$3,043,053

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2010 vs. FIRST QUARTER 2009
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2010 vs. First Quarter 2009
(change in millions)	(% change)
$(13.1)	(46.9)

Southern Power’s net income for the first quarter 2010 was $14.8 million compared to $27.9 million for the corresponding period in 2009. The decrease was primarily due to decreased affiliate capacity revenues, higher other operations and maintenance expenses, and higher depreciation and amortization.
Wholesale Revenues – Non-Affiliates

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$58.7	62.1

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
Wholesale energy sales to non-affiliates for the first quarter 2010 were $153.3 million compared to $94.6 million for the corresponding period in 2009. The increase was mainly due to $19.2 million of energy and capacity revenues under a new PPA that began in January 2010 and $34.7 million of energy sales that were not covered by PPAs as a result of significantly more favorable weather in the first quarter 2010 compared to 2009.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Affiliates

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(33.5)	(24.8)

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
Wholesale revenues from affiliates for the first quarter 2010 were $101.8 million compared to $135.3 million for the corresponding period in 2009. The decrease was primarily the result of $38.7 million and $19.2 million of lower energy and capacity revenues, respectively, associated with the expiration of PPAs covering Plant Wansley Units 6 and 7 in December 2009. These decreases were partially offset by increased energy revenues of $20.9 million related to increased power sales under the IIC and $3.5 million of capacity revenues associated with a new PPA with Gulf Power that began in June 2009.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	First Quarter 2010
	vs.
	First Quarter 2009

	(change in millions)	(% change)
Fuel	$31.7	48.2
Purchased power – non-affiliates	(2.9)	(13.7)
Purchased power – affiliates	8.2	54.0

Total fuel and purchased power expenses	$37.0

Southern Power PPAs generally provide that the purchasers are responsible for substantially all of the cost of fuel. Consequently, any increase or decrease in fuel costs is generally accompanied by an increase or decrease in related fuel revenues and does not have a significant impact on net income. Southern Power is responsible for the cost of fuel for units that are not covered under PPAs. Power from these units is sold into the market or sold to affiliates under the IIC.
In the first quarter 2010, total fuel and purchased power expenses were $139.5 million compared to $102.5 million for the corresponding period in 2009. Fuel and purchased power expenses increased $16.0 million due to a 3.4% increase in the average cost of natural gas and a 44.0% increase in the average cost of purchased power. Additionally, fuel and purchased power expenses increased $21.0 million due to an increase in KWHs generated and purchased.
In the first quarter 2010, fuel expense was $97.5 million compared to $65.8 million for the corresponding period in 2009. Fuel expense increased $3.2 million due to a 3.4% increase in the average cost of natural gas and $28.5 million due to an increase in KWHs generated.
In the first quarter 2010, purchased power expense was $42.0 million compared to $36.7 million for the corresponding period in 2009. Purchased power expenses increased $12.8 million due to an increase in the average cost of purchased power partially offset by a $7.5 million decrease due to fewer KWHs purchased.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$5.9	17.9

In the first quarter 2010, other operations and maintenance expenses were $38.9 million compared to $33.0 million for the corresponding period in 2009. This increase was primarily due to a $2.9 million increase in salaries and wages relating mainly to payroll taxes, a $1.8 million increase related to more scheduled generating plant outages in the first quarter 2010 compared to the corresponding period in 2009, and a $0.6 million increase in contract labor expense.
Depreciation and Amortization

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$4.8	19.6

In the first quarter 2010, depreciation and amortization was $29.1 million compared to $24.3 million for the corresponding period in 2009. The increase was primarily due to equipment retirements at Plant Franklin Unit 2 and Plant Harris Unit 1.
See Note 1 to the financial statements of Southern Power under “Depreciation” in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(1.5)	(7.0)

In the first quarter 2010, interest expense, net of amounts capitalized was $20.1 million compared to $21.6 million for the corresponding period in 2009. The decrease was primarily due to an increase in capitalized interest associated with the construction of the Cleveland County combustion turbine units and the Nacogdoches biomass plant. See FUTURE EARNINGS POTENTIAL – “Construction Projects” herein for additional information.
Income Taxes

First Quarter 2010 vs. First Quarter 2009

(change in millions)	(% change)
$(7.8)	(45.2)

In the first quarter 2010, income taxes were $9.5 million compared to $17.3 million for the corresponding period in 2009 primarily due to lower pre-tax earnings.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. The level of Southern Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale business. These factors include Southern Power’s ability to achieve sales growth while containing costs. The level of future earnings also depends on numerous factors including regulatory matters (such as those related to affiliate contracts), creditworthiness of customers, total generating capacity available in the Southeast, the successful remarketing of capacity as current contracts expire, and Southern Power’s ability to execute its acquisition strategy and to construct generating facilities. Other factors that could influence future earnings include weather, demand, generation patterns, and operational limitations. Recessionary conditions have lowered demand and have negatively impacted capacity revenues under Southern Power’s PPAs where the amounts purchased are based on demand. Southern Power is unable to predict whether demand under these PPAs will return to pre-recession levels. The timing and extent of the economic recovery will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
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
Carbon Dioxide Litigation
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On February 26, 2010, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition for rehearing en banc. The ultimate outcome of this matter cannot be determined at this time.
Environmental Statutes and Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations” of Southern Power in Item 7 of the Form 10-K for information regarding the Industrial Boiler Maximum Achievable Control Technology regulations. On April 29, 2010, the EPA issued a proposed rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers. The EPA is required to finalize the rules by December 16, 2010. The impact of these proposed regulations will depend on their final form and any legal challenges, and cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Southern Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. The EPA also published a proposed rule governing how these programs would be applied to stationary sources, including power plants, in October 2009. The EPA is expected to finalize this proposed rule during 2010. The ultimate outcome of these proposed and final rules cannot be determined at this time and will depend on additional regulatory action and any legal challenges.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Southern Power in Item 7 of the Form 10-K for additional information. On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Southern Company has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date. Southern Power incurred a non-cash write-off of approximately $3 million to expense during the quarter ended March 31, 2010. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Southern Power cannot be determined at this time.
Construction Projects
Cleveland County Units 1-4
In December 2008, Southern Power announced that it would build an electric generating plant in Cleveland County, North Carolina. The plant will consist of four combustion turbine natural gas generating units with a total capacity of 720 MWs. The units are expected to go into commercial operation in 2012. Costs incurred through March 31, 2010 were $80.5 million. The total estimated construction cost is expected to be between $350 million and $400 million.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nacogdoches
On October 8, 2009, Southern Power acquired all of the outstanding membership interests of Nacogdoches Power LLC from American Renewables LLC, the original developer of the project. Nacogdoches is constructing a biomass generating plant in Sacul, Texas with an estimated capacity of 100 MWs. The generating plant will be fueled from wood waste. Construction commenced in 2009 and the plant is expected to begin commercial operation in 2012. Costs incurred through March 31, 2010 were $133.2 million. The total estimated cost of the project is expected to be between $475 million and $500 million. The output of the plant is contracted under a PPA with Austin Energy that begins in 2012 and expires upon the earlier of 2032 or when a contractual limit of $2.3 billion in billings is reached.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition, Percentage of Completion, Impairment of Long Lived Assets and Intangibles, Acquisition Accounting, Contingent Obligations, Depreciation, and Convertible Investment Tax Credits.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at March 31, 2010. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See “Sources of Capital” herein for additional information on lines of credit.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash provided from operating activities totaled $34.6 million for the first three months of 2010, compared to $27.8 million for the corresponding period in 2009. This increase was mainly due to a reduction in accounts receivable related to lower sales to affiliate companies. Net cash used for investing activities totaled $60.5 million for the first three months of 2010, compared to $11.0 million for the corresponding period in 2009. The $49.5 million increase was primarily due to an increase in construction work in progress related to construction activities at Cleveland County and Nacogdoches. Net cash provided from financing activities totaled $21.9 million for the first three months of 2010, compared to $25.5 million cash used for financing activities for the corresponding period in 2009. The increase was primarily due to an increase in short-term borrowings in 2010.
Significant asset changes in the balance sheet for the first quarter 2010 include an increase in construction work in progress due to Cleveland County and Nacogdoches construction activities and a decrease in accounts receivable-affiliated companies mainly due to the expiration, in December 2009, of PPAs covering Plant Wansley Units 6 and 7.
Significant liability and stockholder’s equity changes in the balance sheet for the first quarter 2010 include an increase in notes payable mainly related to Cleveland County and Nacogdoches construction activities and a decrease in deferred capacity revenues – affiliated due to seasonality.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements. The construction programs are subject to periodic review and revision; these amounts include estimates for potential plant acquisitions and new construction as well as ongoing capital improvements. Planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power’s ability to execute its growth strategy. Actual construction costs may vary from these estimates because of changes in factors such as: business conditions; environmental statutes and regulations; FERC rules and regulations; load projections; legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital.
Sources of Capital
Southern Power may use operating cash flows, external funds, equity capital, or loans from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper or utilization of credit arrangements from banks. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at March 31, 2010 cash and cash equivalents of approximately $3 million and $400 million in committed credit arrangements with banks, all of which expire in 2012. Proceeds from these credit arrangements may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. At March 31, 2010, Southern Power had $167 million of commercial paper borrowings outstanding.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At March 31, 2010, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $327 million. At March 31, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $999 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Power’s ability to access capital markets, particularly the short-term debt market.
In addition, through the acquisition of Plant Rowan, Southern Power assumed PPAs with Duke Energy and North Carolina Municipal Power Agency No. 1 (NCMPA1) that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power’s credit. The Duke Energy PPA defines the downgrade to be below BBB- or Baa3. The NCMPA1 PPA requires credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade for both PPAs.
Market Price Risk
Southern Power is exposed to market risks, including changes in interest rates and certain energy-related commodity prices and, occasionally, currency exchange rates. To manage the volatility attributable to these exposures, Southern Power takes advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to Southern Power’s policies in areas such as counterparty exposure and hedging practices. It is Southern Power’s policy that derivatives be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.
Southern Power’s market risk exposure relative to interest rate changes for the first quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2010 were as follows:

First Quarter
2010
Changes

Fair Value

(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(3.5)
Contracts realized or settled	0.5
Current period changes(a)	3.1

Contracts outstanding at the end of the period, assets (liabilities), net	$0.1

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The increase in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2010 was $3.6 million, which is due to both power and natural gas positions. This change is attributable to both the volume and prices of power and natural gas as follows:

	March 31,	December 31,
	2010	2009

Power (net sold)

MWHs (in millions)	1.3	2.7
Weighted average contract cost per MWH above (below) market prices (in dollars)	$9.03	$(0.36)

Natural gas (net purchase)

Commodity – million mmBtu	6.4	8.3
Location basis – million mmBtu	1.2	2.0

Commodity – Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$2.41	$0.29

Location basis – Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$(0.03)	$(0.04)

The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

	March 31,	December 31,
Asset (Liability) Derivatives	2010	2009

	(in millions)
Cash flow hedges	$1.8	$(2.5)
Not designated	(1.7)	(1.0)

Total fair value	$0.1	$(3.5)

Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
Total net unrealized pre-tax losses recognized in income for the three months ended March 31, 2010 for energy-related derivative contracts that are not hedges were $0.7 million and will continue to be marked to market until the settlement date. For the three months ended March 31, 2009, the total net unrealized pre-tax losses recognized in the statements of income were $1.0 million.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2010 are as follows:

	March 31, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	0.1	1.0	(1.0)	0.1
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$0.1	$1.0	$(1.0)	$0.1

Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Power in Item 7 and Note 1 under “Financial Instruments” and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
Southern Power did not issue or redeem any long-term securities during the three months ended March 31, 2010.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, I

Alabama Power	A, B, C, E, F, G, H

Georgia Power	A, B, C, E, F, G, H

Gulf Power	A, B, C, E, F, G, H

Mississippi Power	A, B, C, E, F, G, H

Southern Power	A, B, C, E, G, H

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	INTRODUCTION
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2009 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2010 and 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.

Certain prior years’ data presented in the financial statements have been reclassified to conform to the current year presentation.

Affiliate Transactions

Gulf Power purchased a turbine rotor assembly that was jointly-owned by Southern Power and Georgia Power for approximately $11 million. These affiliate transactions were in accordance with FERC and state PSC rules and guidelines.

Variable Interest Entities

Effective January 1, 2010, the traditional operating companies and Southern Power adopted new accounting guidance which modified the consolidation model and expanded disclosures related to variable interest entities (VIE). The primary beneficiary of a VIE is required to consolidate the VIE when it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The adoption of this new accounting guidance did not result in the traditional operating companies or Southern Power consolidating any VIEs that were not already consolidated under previous guidance, nor deconsolidating any VIEs.

Southern Power has certain wholly-owned subsidiaries that are determined to be VIEs. Southern Power is considered the primary beneficiary of these VIEs because it controls the most significant activities of the VIEs, including operating and maintaining the respective assets, and has the obligation to absorb expected losses of these VIEs to the extent of its equity interests.
(B)	CONTINGENCIES AND REGULATORY MATTERS
See Note 3 to the financial statements of the registrants in Item 8 of the Form 10-K for information relating to various lawsuits, other contingencies, and regulatory matters.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Under the terms of the separation agreements entered into in connection with the spin-off, Mirant agreed to indemnify Southern Company for certain costs. As a result of Mirant’s bankruptcy, Southern Company sought reimbursement as an unsecured creditor in Mirant’s Chapter 11 proceeding. If Southern Company’s claims for indemnification with respect to these costs are allowed, then Mirant’s indemnity obligations to Southern Company would constitute unsecured claims against Mirant entitled to stock in Reorganized Mirant. As a result of the $202 million settlement in March 2009 of another suit related to Mirant (MC Asset Recovery litigation), the maximum amount Southern Company can assert by proof of claim in the Mirant bankruptcy is capped at $9.5 million. See Note 5 to the financial statements of Southern Company under “Effective Tax Rate” in Item 8 of the Form 10-K for more information regarding the MC Asset Recovery litigation settlement. The final outcome of this matter cannot now be determined.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Southern Company and the traditional operating companies believe that they complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation at each generating unit, depending on the date of the alleged violation. An adverse outcome could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. Such expenditures could affect future results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Carbon Dioxide Litigation

New York Case

In July 2004, three environmental groups and attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed complaints in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Under common law public and private nuisance theories, the plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining global warming and (2) requiring each of the defendants to cap its emissions of carbon dioxide and then reduce those emissions by a specified percentage each year for at least a decade. The plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. In September 2005, the U.S. District Court for the Southern District of New York granted Southern Company’s and the other defendants’ motions to dismiss these cases. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit in October 2005 and, in September 2009, the U.S. Court of Appeals for the Second Circuit reversed the district court’s ruling, vacating the dismissal of the plaintiffs’ claim, and remanding the case to the district court. In November 2009, the defendants, including Southern Company, sought rehearing en banc. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. The ultimate outcome of these matters cannot be determined at this time.

Kivalina Case

In February 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that some of the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. In September 2009, the U.S. District Court for the Northern District of California granted the defendants’ motions to dismiss the case based on lack of jurisdiction and ruled the claims were barred by the political question doctrine and by the plaintiffs’ failure to establish the standard for determining that the defendants’ conduct

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
caused the injury alleged. In November 2009, the plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit challenging the district court’s order dismissing the case. The ultimate outcome of this matter cannot be determined at this time.

Other Litigation

Common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas emissions have become more frequent, and courts have recently determined that private parties and states have standing to bring such claims. For example, in October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the U.S. District Court for the Southern District of Mississippi’s dismissal of private party claims against certain oil, coal, chemical, and utility companies alleging damages as a result of Hurricane Katrina. In reversing the dismissal, the U.S. Court of Appeals for the Fifth Circuit held that plaintiffs have standing to assert their nuisance, trespass, and negligence claims and none of these claims are barred by the political question doctrine. On February 26, 2010, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition for rehearing en banc. Southern Company is not currently a party to this litigation, but the traditional operating companies and Southern Power were named as defendants in an amended complaint which was rendered moot in August 2007 by the U.S. District Court for the Southern District of Mississippi when such court dismissed the original matter. The ultimate outcome of this matter cannot be determined at this time.

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

Georgia Power’s environmental remediation liability as of March 31, 2010 was $14.6 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and CERCLA NPL are anticipated; however, they are not expected to have a material impact on Georgia Power’s financial statements.

By letter dated September 30, 2008, the EPA advised Georgia Power that it has been designated as a PRP at the Ward Transformer Superfund site located in Raleigh, North Carolina. Numerous other entities have also received notices from the EPA. Georgia Power, along with other named PRPs, is negotiating with the EPA to address cleanup of the site and reimbursement for past expenditures related to work performed at the site. In addition, in April 2009, two PRPs filed separate actions in the U.S. District Court for the Eastern District of North Carolina against numerous other PRPs, including Georgia Power, seeking contribution from the defendants for expenses incurred by the plaintiffs related to work performed at a portion of the site. The ultimate outcome of these matters will depend upon further environmental assessment and the ultimate number of PRPs and cannot be determined at this time; however, it is not expected to have a material impact on Georgia Power’s financial statements.

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $63.5 million as of March 31, 2010. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

In 2003, the Texas Commission on Environmental Quality (TCEQ) designated Mississippi Power as a potentially responsible party at a site in Texas. The site was owned by an electric transformer company that handled Mississippi

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Power’s transformers as well as those of many other entities. The site owner is now in bankruptcy and the State of Texas has entered into an agreement with Mississippi Power and several other utilities to investigate and remediate the site. Amounts expensed related to this work were not material. Hundreds of entities have received notices from the TCEQ requesting their participation in the anticipated site remediation. The final impact of this matter on Mississippi Power will depend upon further environmental assessment and the ultimate number of potentially responsible parties. The remediation expenses incurred by Mississippi Power are expected to be recovered through the ECO Plan.

The final outcome of these matters cannot now be determined. However, based on the currently known conditions at these sites and the nature and extent of activities relating to these sites, Southern Company, Georgia Power, Gulf Power, and Mississippi Power do not believe that additional liabilities, if any, at these sites would be material to their respective financial statements.

FERC Matters

Market-Based Rate Authority

Each of the traditional operating companies and Southern Power have authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate.

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

In December 2009, Southern Company and the FERC trial staff reached an agreement in principle that would resolve the proceeding in its entirety. The agreement does not reflect any finding or suggestion that any subsidiary of Southern Company possesses or has exercised any market power. The agreement likewise does not require Southern Company to make any refunds related to sales during the 15-month refund period. The agreement does provide for the traditional operating companies and Southern Power to donate a total of $1.7 million to nonprofit organizations in the states in which they operate for the purpose of offsetting the electricity bills of low-income retail customers. The agreement is subject to review and approval by the FERC.

The joint offer of settlement was filed on March 2, 2010. The final decision regarding the resolution of the settlement now resides with the FERC, and there is no deadline by which a decision must be reached.

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

In October 2006, the FERC issued an order accepting a settlement resolving the proceeding subject to Southern Company’s agreement to accept certain modifications to the settlement’s terms. Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. In November 2006, Southern Company filed with the FERC a compliance plan in connection with the order. In April 2007, the FERC approved, with certain modifications, the plan submitted by Southern Company. Implementation of the plan did not have a material impact on Southern

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Company’s or the traditional operating companies’ financial statements. In November 2007, Southern Company notified the FERC that the plan had been implemented. In December 2008, the FERC division of audits issued for public comment its final audit report pertaining to compliance implementation and related matters. No comments were submitted challenging the audit report’s findings of Southern Company’s compliance. The proceeding remains open pending a decision from the FERC regarding the audit report.

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

Nuclear Fuel Disposal Cost Litigation

See Note 3 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Fuel Disposal Costs” in Item 8 of the Form 10-K for information regarding the litigation brought by Alabama Power and Georgia Power against the government for breach of contracts related to the disposal of spent nuclear fuel. In July 2007, the U.S. Court of Federal Claims awarded Georgia Power approximately $30 million, based on its ownership interests, and awarded Alabama Power approximately $17 million, representing substantially all of the direct costs of the expansion of spent nuclear fuel storage facilities at Plants Farley, Hatch, and Vogtle from 1998 through 2004. In November 2007, the government’s motion for reconsideration was denied. In January 2008, the government filed an appeal and, in February 2008, filed a motion to stay the appeal. In April 2008, the U.S. Court of Appeals for the Federal Circuit granted the government’s motion to stay the appeal pending the court’s decisions in three other similar cases already on appeal. Those cases were decided in August 2008. The U.S. Court of Appeals for the Federal Circuit has left the stay of appeals in place pending the decision in an appeal of several other cases involving spent nuclear fuel contracts. On April 12, 2010, the government informed the U.S. Court of Appeals for the Federal Circuit that it did not intend to challenge the decision in the last of those cases and proposed that the stay be lifted so that the appeal can proceed.

In April 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim), due to the government’s alleged continuing breach of contract. In October 2008, the U.S. Court of Appeals for the Federal Circuit denied a similar request by the government to stay this proceeding. The complaint does not contain any specific dollar amount for recovery of damages. Damages will continue to accumulate

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
until the issue is resolved or the storage is provided. No amounts have been recognized in the financial statements as of March 31, 2010 for either claim. The final outcome of these matters cannot be determined at this time, but no material impact on net income is expected as any damage amounts collected from the government are expected to be returned to customers.

Income Tax Matters

Georgia State Income Tax Credits

Georgia Power’s 2005 through 2008 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. On April 30, 2010, the Georgia Department of Revenue filed its notice of appeal with the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Georgia Power’s and Southern Company’s net income. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Georgia Power’s and Southern Company’s cash flow. See Note 5 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K under “Unrecognized Tax Benefits” and Note (G) herein for additional information. The ultimate outcome of this matter cannot now be determined.

Retail Regulatory Matters

Retail Rate Matters

On March 11, 2010, the Georgia PSC voted to approve the stipulation among Georgia Power, the Georgia PSC Public Interest Advocacy Staff, and three customer groups with the exception that the under recovered fuel balance be collected over 42 months. The new rates, which became effective April 1, 2010, will result in an increase of approximately $373 million to Georgia Power’s total annual fuel cost recovery billings. Georgia Power is required to file its next fuel case by March 1, 2011.

Nuclear

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters – Georgia Power – Nuclear Construction” and “Construction – Nuclear,” respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power’s construction of two nuclear generating units at Plant Vogtle.

In June 2009, an environmental group filed a petition in the Superior Court of Fulton County, Georgia seeking review of the Georgia PSC’s certification order and challenging the constitutionality of the Georgia Nuclear Financing Act. On May 5, 2010, the court dismissed as premature the plaintiffs’ claim challenging the Georgia Nuclear Energy Financing Act. The dismissal of the claim related to the Georgia Nuclear Energy Financing Act is subject to appeal and the plaintiffs are expected to re-file this claim in the future. In addition, on May 5, 2010, the court issued an order remanding the Georgia PSC’s certification order for inclusion of further findings of fact and conclusions of law by the Georgia PSC. A remand for further findings of fact and conclusions of law is a procedural step that does not vacate or otherwise affect the effectiveness of the Georgia PSC’s certification order or the ultimate conclusion of the Georgia PSC in certifying the construction of Plant Vogtle Units 3 and 4.

In August 2009, the NRC issued letters to Westinghouse revising the review schedules needed to certify the AP1000 standard design for new reactors and expressing concerns related to the availability of adequate information and the shield building design. The shield building protects the containment and provides structural support to the containment cooling water supply. Georgia Power is continuing to work with Westinghouse and the NRC to resolve these concerns. Any possible delays in the AP1000 design certification schedule, including those addressed by the NRC in their letters, are not currently expected to affect the projected commercial operation dates for Plant Vogtle Units 3 and 4.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
There are pending technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4. Similar additional challenges at the state and federal level are expected as construction proceeds.

The ultimate outcome of these matters cannot be determined at this time.

Other Construction

In August 2009, Georgia Power filed its quarterly construction monitoring report for Plant McDonough Units 4, 5, and 6 for the quarter ended June 30, 2009. In September 2009, Georgia Power amended the report. As amended, the report includes a request for an increase in the certified costs to construct Plant McDonough. On February 24, 2010, Georgia Power reached a stipulation agreement with the Georgia PSC staff that was approved by the Georgia PSC on March 16, 2010. The stipulation resolves the June 30, 2009 construction monitoring report, including the approval of actual expenditures and the requested increase in the certified amount.

On May 6, 2010, the Georgia PSC approved Georgia Power’s request to extend the construction schedule for Plant McDonough Units 4, 5, and 6 as a result of the short-term reduction in forecasted demand.

Integrated Coal Gasification Combined Cycle

See Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters-Integrated Coal Gasification Combined Cycle (IGCC)” and of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding Mississippi Power’s construction of the Kemper IGCC.

On March 9, 2010, the Mississippi Department of Environmental Quality issued the PSD air permit modification for the Kemper IGCC, which modifies the original PSD air permit issued in October 2008. The Mississippi Chapter of the Sierra Club has requested a formal evidentiary hearing regarding the issuance of the modified permit.

Mississippi Power filed an application in November 2009 with the DOE and in December 2009 with the IRS for certain tax credits available to projects using advanced coal technologies under the Energy Improvement and Extension Act of 2008. The DOE subsequently certified the Kemper IGCC, and on April 30, 2010, the IRS allocated $279 million of tax credits under Section 48A of the Internal Revenue Code to Mississippi Power. The utilization of these credits is dependent upon meeting the IRS certification requirements and completing the Kemper IGCC in a timely manner. Mississippi Power has secured all environmental reviews and permits necessary to commence construction of the Kemper IGCC and has entered into a binding contract for the steam turbine generator, completing two milestone requirements for these credits.

On April 29, 2010, the Mississippi PSC issued an order finding that Mississippi Power’s application to acquire, construct, and operate the Kemper IGCC did not satisfy the requirement of public convenience and necessity in the form that the project and the related cost recovery were originally proposed by Mississippi Power. The order requires Mississippi Power to accept certain conditions prior to the Mississippi PSC’s approval of a Certificate of Public Convenience and Necessity. Among those conditions imposed in the order, Mississippi Power would be required to accept a construction cost cap of $2.4 billion and an operating cost cap based on assumptions contained in Mississippi Power’s proposal. In addition, the order deferred a decision on whether, when, and to what extent the Mississippi PSC would apply the cost recovery provisions of the State of Mississippi Baseload Act of 2008 (Baseload Act) for financing cost recovery on construction work in progress (CWIP) balances during construction. According to the order, while the Kemper IGCC satisfies the eligibility requirements for application of the Baseload Act, the Mississippi PSC declined to approve CWIP recovery until Mississippi Power submits additional evidence supporting a specific request for CWIP within a defined recovery period. Mississippi Power expects to file a motion for reconsideration or, in the alternative, for rehearing, of the order.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The April 2010 order also approved recovery of $46 million of $50.5 million in prudent pre-construction costs incurred through March 2009. The remaining $4.5 million is associated with overhead costs and variable pay of SCS, which were recommended for exclusion from pre-construction costs by a consultant hired by the Mississippi Public Utilities Staff. An additional $2.7 million has been incurred for costs of this type since March 2009. The remaining $4.5 million, as well as additional pre-construction amounts incurred to date, will be reviewed and addressed in a future proceeding.

As of March 31, 2010, Mississippi Power had spent a total of $97.0 million associated with Mississippi Power’s generation resource planning, evaluation, and screening activities, including regulatory filing costs. Costs incurred during the first quarter 2010 totaled $23.5 million compared to $8.4 million during the first quarter 2009. Of the total $97.0 million, $87.0 million was deferred in other regulatory assets, $9.0 million was related to land purchases capitalized, and $1.0 million was previously expensed.

In the event that Mississippi Power does not proceed with the Kemper IGCC, Mississippi Power would seek recovery of the pre-construction costs incurred as of March 2010, as well as contract termination obligations and other costs incurred since March 2010, in the amount of approximately $41.0 million. In November 2009, the Mississippi PSC issued an order that found Mississippi Power has a demonstrated need for additional capacity. In the event that Mississippi Power does not proceed with the Kemper IGCC, Mississippi Power would provide for its capacity need through either the construction of a combined cycle plant, a PPA, or other means available to Mississippi Power.

The ultimate outcome of these matters cannot now be determined.
(C)	FAIR VALUE MEASUREMENTS
As of March 31, 2010, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, are as follows:

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2010:	(Level 1)	(Level 2)	(Level 3)	Total

	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$16	$—	$16
Interest rate derivatives	—	6	—	6
Nuclear decommissioning trusts(a)(b)	766	416	—	1,182
Cash equivalents and restricted cash	201	—	—	201
Other investments	22	50	19	91

Total	$989	$488	$19	$1,496

Liabilities:
Energy-related derivatives	$—	$288	$—	$288
Interest rate derivatives	—	8	—	8

Total	$—	$296	$—	$296

Alabama Power
Assets:
Nuclear decommissioning trusts:(a)
Domestic equity	$309	$51	$—	$360
U.S. Treasury and government agency securities	13	5	—	18
Corporate bonds	—	81	—	81
Mortgage and asset backed securities	—	40	—	40
Other	—	14	—	14
Cash equivalents and restricted cash	115	—	—	115

Total	$437	$191	$—	$628

Liabilities:
Energy-related derivatives	$—	$67	$—	$67

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2010:	(Level 1)	(Level 2)	(Level 3)	Total

	(in millions)
Georgia Power
Assets:
Nuclear decommissioning trusts:(a)
Domestic equity	$444	$1	$—	$445
U.S. Treasury and government agency securities	—	35	—	35
Municipal bonds	—	22	—	22
Corporate bonds	—	98	—	98
Mortgage and asset backed securities	—	43	—	43
Other	—	26	—	26

Total	$444	$225	$—	$669

Liabilities:
Energy-related derivatives	$—	$125	$—	$125
Interest rate derivatives	—	1	—	1

Total	$—	$126	$—	$126

Gulf Power
Assets:
Interest rate derivatives	$—	$1	$—	$1
Cash equivalents and restricted cash	16	—	—	16

Total	$16	$1	$—	$17

Liabilities:
Energy-related derivatives	$—	$21	$—	$21
Interest rate derivatives	—	1	—	1

Total	$—	$22	$—	$22

Mississippi Power
Assets:
Cash equivalents	$37	$—	$—	$37

Liabilities:
Energy-related derivatives	$—	$59	$—	$59

Southern Power
Assets:
Energy-related derivatives	$—	$16	$—	$16

Liabilities:
Energy-related derivatives	$—	$16	$—	$16

(a)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.

(b)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.
Valuation Methodologies

The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and LIBOR interest rates. Interest rate derivatives are also standard over-the-counter financial products valued using the market approach. Inputs include LIBOR interest rates, interest rate futures contracts, and occasionally implied volatility of interest rate options. See Note (H) herein for additional information on how these derivatives are used.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
“Other investments” include investments in funds that are valued using the market approach and income approach. Securities that are traded in the open market are valued at the closing price on their principal exchange as of the measurement date. Discounts are applied in accordance with GAAP when certain trading restrictions exist. For investments that are not traded in the open market, the price paid will have been determined based on market factors including comparable multiples and the expectations regarding cash flows and business plan execution. As the investments mature or if market conditions change materially, further analysis of the fair market value of the investment is performed. This analysis is typically based on a metric, such as multiple of earnings, revenues, earnings before interest and income taxes, or earnings adjusted for certain cash changes. These multiples are based on comparable multiples for publicly traded companies or other relevant prior transactions.

For fair value measurements of investments within the nuclear decommissioning trusts and rabbi trust funds, specifically the fixed income assets using significant other observable inputs and significant unobservable inputs, the primary valuation technique used is the market approach. External pricing vendors are designated for each of the asset classes in the nuclear decommissioning trusts and rabbi trust funds with each security discriminately assigned a primary pricing source, based on similar characteristics.

A market price secured from the primary source vendor is then used in the valuation of the assets within the trusts. As a general approach, market pricing vendors gather market data (including indices and market research reports) and integrate relative credit information, observed market movements, and sector news into proprietary pricing models, pricing systems, and mathematical tools. Dealer quotes and other market information including live trading levels and pricing analysts’ judgment are also obtained when available.

As of March 31, 2010, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, are as follows:

	Fair	Unfunded	Redemption	Redemption
As of March 31, 2010:	Value	Commitments	Frequency	Notice Period

	(in millions)
Southern Company
Nuclear decommissioning trusts:
Corporate bonds – commingled funds	$60	None	Daily	1 to 3 days
Other – commingled funds	26	None	Daily	Not applicable
Trust owned life insurance	80	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	201	None	Daily	Not applicable
Other:
Deferred compensation – money market funds	2	None	Daily	Not applicable

Alabama Power
Nuclear decommissioning trusts:
Trust owned life insurance	$80	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	115	None	Daily	Not applicable

Georgia Power
Nuclear decommissioning trusts:
Corporate bonds – commingled funds	$60	None	Daily	1 to 3 days
Other – commingled funds	26	None	Daily	Not applicable

Gulf Power
Cash equivalents and restricted cash:
Money market funds	$16	None	Daily	Not applicable

Mississippi Power
Cash equivalents:
Money market funds	$37	None	Daily	Not applicable

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Alabama Power’s nuclear decommissioning trusts include investments in Trust-Owned Life Insurance (TOLI). The taxable nuclear decommissioning trust invests in the TOLI in order to minimize the impact of taxes on the portfolio and can draw on the value of the TOLI through death proceeds, loans against the cash surrender value, and/or the cash surrender value, subject to legal restrictions. The amounts reported in the tables above reflect the fair value of investments the insurer has made in relation to the TOLI agreements. The nuclear decommissioning trusts do not own the underlying investments, but the fair value of the investments approximates the cash surrender value of the TOLI policies. The investments made by the insurer are in commingled funds. The commingled funds primarily include investments in domestic and international equity securities and predominantly high-quality fixed income securities. These fixed income securities include U.S. Treasury and government agency fixed income securities, non-U.S. government and agency fixed income securities, domestic and foreign corporate fixed income securities, and, to some degree, mortgage and asset backed securities. The passively managed funds seek to replicate the performance of a related index. The actively managed funds seek to exceed the performance of a related index through security analysis and selection.

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three months ended March 31, 2010, the increase in fair value of the funds, which includes reinvested interest and dividends, is recorded in the regulatory liability and was $20 million for Alabama Power, $24 million for Georgia Power, and $44 million for Southern Company.

The money market funds are short-term investments of excess funds in various money market mutual funds, which are portfolios of short-term debt securities. The money market funds are regulated by the SEC and typically receive the highest rating from credit rating agencies. Regulatory and rating agency requirements for money market funds include minimum credit ratings and maximum maturities for individual securities and a maximum weighted average portfolio maturity. Redemptions are available on a same day basis up to the full amount of the investments in the money market funds.

Changes in the fair value measurement of the Level 3 items using significant unobservable inputs for Southern Company at March 31, 2010 are as follows:

Level 3
Other

(in millions)
Beginning balance at December 31, 2009	$35
Total gains (losses) — realized/unrealized:
Included in OCI	4
Transfers out of Level 3	(20)

Ending balance at March 31, 2010	$19

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Transfers in and out of the levels of fair value hierarchy are recognized as of the end of the reporting period. At March 31, 2010, the value of one of the investments was reclassified from Level 3 to Level 1 because the securities began trading on the public market. The reclassification is reflected in the table above as a transfer out of Level 3 at its fair value. Additionally, the discount is no longer being applied because the trading restrictions have been removed.

At March 31, 2010, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value

	(in millions)
Long-term debt:
Southern Company	$19,242	$19,669
Alabama Power	$6,183	$6,347
Georgia Power	$8,072	$8,154
Gulf Power	$1,119	$1,142
Mississippi Power	$491	$502
Southern Power	$1,298	$1,391
The fair values were based on closing market prices (Level 1) or closing prices of comparable instruments (Level 2).
(D)	STOCKHOLDERS’ EQUITY
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

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

	(in thousands)
As reported shares	822,526	779,858
Effect of options	2,261	1,787

Diluted shares	824,787	781,645

For the three months ended March 31, 2010 and March 31, 2009, there were 25 million and 38 million stock options, respectively, that were not included in the diluted earnings per share calculation because they were anti-dilutive. Assuming an average stock price of $38.01 (the highest exercise price of the anti-dilutive options outstanding), the effect of options for the three months ended March 31, 2010 and March 31, 2009 would have increased by 2 million and 3 million shares, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Changes in Stockholders’ Equity

The following table presents year-to-date changes in stockholders’ equity of Southern Company:

				Preferred and
	Number of		Common	Preference	Total
	Common Shares		Stockholders’	Stock of	Stockholders’
	Issued	Treasury	Equity	Subsidiaries	Equity

	(in thousands)		(in millions)
Balance at December 31, 2009	820,152	(505)	$14,878	$707	$15,585
Net income after dividends on preferred and preference stock	—	—	495	—	495
Other comprehensive income (loss)	—	—	9	—	9
Stock issued	4,872	—	171	—	171
Cash dividends on common stock	—	—	(359)	—	(359)
Other	—	17	1	—	1

Balance at March 31, 2010	825,024	(488)	$15,195	$707	$15,902

Balance at December 31, 2008	777,616	(424)	$13,276	$707	$13,983
Net income after dividends on preferred and preference stock	—	—	126	—	126
Other comprehensive income (loss)	—	—	8	—	8
Stock issued	5,249	—	171	—	171
Cash dividends on common stock	—	—	(327)	—	(327)
Other	—	(8)	(1)	—	(1)

Balance at March 31, 2009	782,865	(432)	$13,253	$707	$13,960

(E)	FINANCING
Bank Credit Arrangements

Bank credit arrangements provide liquidity support to the registrants’ commercial paper borrowings and the traditional operating companies’ variable rate pollution control revenue bonds. See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

The following table outlines the credit arrangements by company as of March 31, 2010:

			Executable
			Term-Loans		Expires
			One	Two
Company	Total	Unused	Year	Years	2010	2011	2012

	(in millions)
Southern Company	$950	$950	$—	$—	$—	$—	$950
Alabama Power	1,271	1,271	372	—	481	25	765
Georgia Power	1,715	1,703	95	40	465	130	1,120
Gulf Power	220	220	100	—	190	30	—
Mississippi Power	156	156	65	41	106	50	—
Southern Power	400	400	—	—	—	—	400
Other	60	60	60	—	60	—	—

Total	$4,772	$4,760	$692	$81	$1,302	$235	$3,235

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Subsequent to March 31, 2010, Georgia Power renewed existing credit arrangements totaling $425 million and extended the expiration dates to 2011. Of these facilities, $125 million contain provisions allowing one-year term loans executable at expiration.
Subsequent to March 31, 2010, Gulf Power renewed existing credit arrangements totaling $75 million and extended the expiration dates to 2011. All of these facilities contain provisions allowing one-year term loans executable at expiration.
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

Components of the net periodic benefit costs for the three months ended March 31, 2010 and 2009 are as follows:

	Southern	Alabama	Georgia		Mississippi
PENSION PLANS	Company	Power	Power	Gulf Power	Power

	(in millions)
Three Months Ended March 31, 2010
Service cost	$43	$10	$14	$2	$2
Interest cost	98	24	36	4	4
Expected return on plan assets	(138)	(42)	(55)	(6)	(5)
Net amortization	11	3	4	1	1

Net cost (income)	$14	$(5)	$(1)	$1	$2

Three Months Ended March 31, 2009
Service cost	$36	$8	$12	$2	$2
Interest cost	97	24	37	4	4
Expected return on plan assets	(135)	(41)	(54)	(6)	(5)
Net amortization	10	3	4	—	—

Net cost (income)	$8	$(6)	$(1)	$—	$1

	Southern	Alabama	Georgia		Mississippi
POSTRETIREMENT BENEFITS	Company	Power	Power	Gulf Power	Power

	(in millions)
Three Months Ended March 31, 2010
Service cost	$6	$2	$2	$—	$—
Interest cost	25	6	11	1	1
Expected return on plan assets	(16)	(6)	(8)	—	—
Net amortization	5	2	3	—	—

Net cost (income)	$20	$4	$8	$1	$1

Three Months Ended March 31, 2009
Service cost	$7	$2	$2	$—	$1
Interest cost	28	7	13	1	1
Expected return on plan assets	(15)	(6)	(8)	—	—
Net amortization	7	2	4	—	—

Net cost (income)	$27	$5	$11	$1	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS
Effective Tax Rate

Southern Company’s effective tax rate was 31.6% for the three months ended March 31, 2010, as compared to 54.1% for the corresponding period in 2009. See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate. Southern Company’s effective tax rate decreased for the three months ended March 31, 2010 as compared to March 31, 2009 primarily due to the $202 million charge for the MC Asset Recovery litigation settlement, which occurred in the first quarter 2009. Southern Company is currently evaluating potential recovery of the settlement payment through various means including insurance, claims in U.S. Bankruptcy Court, and other avenues. The degree to which any recovery is realized will determine, in part, the final income tax treatment of the settlement payment. Additionally, Georgia Power’s effective tax rate decreased for the three months ended March 31, 2010 as compared to March 31, 2009 from 33.1% to 27.8%, primarily due to the recognition of additional Georgia state tax credits and additional AFUDC equity, which is not taxable, in the first quarter 2010.

Unrecognized Tax Benefits

Changes during 2010 for unrecognized tax benefits are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

	(in millions)
Unrecognized tax benefits as of December 31, 2009	$199	$6	$181	$2	$3	$—
Tax positions from current periods	11	—	11	—	—	—
Tax positions from prior periods	(23)	—	(23)	—	—	—
Reductions due to settlements	—	—	—	—	—	—
Reductions due to expired statute of limitations	—	—	—	—	—	—

Balance as of March 31, 2010	$187	$6	$169	$2	$3	$—

All of the unrecognized tax benefits as of March 31, 2010 and December 31, 2009 would impact the effective tax rate of Southern Company and its subsidiaries if recognized. The tax positions increase from current periods relates primarily to the Georgia state tax credits litigation and other miscellaneous uncertain tax positions. The tax positions decrease from prior periods relates to the Georgia state tax credits litigation. See Note (B) under “Income Tax Matters – Georgia State Income Tax Credits” herein for additional information.

Accrued interest for unrecognized tax benefits was as follows:

			As of	As of
	Georgia	Other	March 31,	December 31,
	Power	Registrants	2010	2009

	(in millions)
Interest accrued as of December 31, 2009	$20	$1	$21	$21
Interest reclassified due to settlements	—	—	—	—
Interest accrued during the period	—	—	—	—

Balance as of March 31, 2010	$20	$1	$21	$21

None of the registrants accrued any penalties on uncertain tax positions.

It is reasonably possible that the amount of the unrecognized tax benefits associated with a majority of Southern Company’s and Georgia Power’s unrecognized tax positions will significantly increase or decrease within the next 12 months. The resolution of the Georgia state tax credits litigation would substantially reduce the balances. The conclusion or settlement of state audits could also impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(H)	DERIVATIVES
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

To mitigate residual risks relative to movements in electricity prices, the traditional operating companies and Southern Power may enter into physical fixed-price or heat rate contracts for the purchase and sale of electricity through the wholesale electricity market. To mitigate residual risks relative to movements in gas prices, the traditional operating companies and Southern Power may enter into fixed-price contracts for natural gas purchases; however, a significant portion of contracts are priced at market.

Energy-related derivative contracts are accounted for in one of three methods:
•	Regulatory Hedges – Energy-related derivative contracts which are designated as regulatory hedges relate primarily to the traditional operating companies’ fuel-hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as the underlying fuel is used in operations and ultimately recovered through the respective fuel cost recovery clauses.

•	Cash Flow Hedges – Gains and losses on energy-related derivatives designated as cash flow hedges, which are mainly used by Southern Power, to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in the statements of income in the same period as the hedged transactions are reflected in earnings.

•	Not Designated – Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At March 31, 2010, the net volume of energy-related derivative contracts for power and natural gas positions for the registrants, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

	Power			Gas
		Longest	Longest	Net	Longest	Longest
	Net Sold	Hedge	Non-Hedge	Purchased	Hedge	Non-Hedge
As of March 31, 2010:	MWH	Date	Date	mmBtu	Date	Date

	(in millions)			(in millions)
Southern Company	1.8	2010	2010	141 *	2014	2014
Alabama Power	0.2	2010	—	32	2014	—
Georgia Power	0.3	2010	—	68	2014	—
Gulf Power	—	—	—	10	2014	—
Mississippi Power	—	—	—	23	2014	—
Southern Power	1.3	2010	2010	8 *	2012	2014

*	Includes location basis of 1.2 million British thermal units (mmBtu).
In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 8 million mmbtu for Southern Company and 6 million mmbtu for Georgia Power and less than 1 million mmbtu for each of the other companies.

For the next 12-month period ending March 31, 2011, Southern Company and Southern Power expect to reclassify $11 million in gains from OCI to revenue and $8 million in losses from OCI to fuel expense with respect to cash flow hedges. Such amounts are immaterial for all other registrants.

Interest Rate Derivatives

Southern Company and certain subsidiaries also enter into interest rate derivatives, which include forward-starting interest rate swaps, to hedge exposure to changes in interest rates. Derivatives related to existing variable rate securities or forecasted transactions are accounted for as cash flow hedges. Derivatives related to existing fixed rate securities are accounted for as fair value hedges. The derivatives employed as hedging instruments are structured to minimize ineffectiveness.

For cash flow hedges, the derivatives’ fair value gains or losses are recorded in OCI and are reclassified into earnings at the same time the hedged transactions affect earnings. For fair value hedges, the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded in earnings at the same time, providing an offset with any difference representing ineffectiveness.

At March 31, 2010, the following interest rate derivatives were outstanding:

						Fair Value
					Hedge	Gain (Loss)
	Notional	Interest Rate	Interest Rate		Maturity	March 31,
	Amount	Received	Paid		Date	2010

	(in millions)					(in millions)
Cash flow hedges of existing debt
Southern Company	$300	3-month LIBOR + 0.40% spread	1.24	%*	October 2011	$—
Georgia Power	300	1-month LIBOR	2.43	%*	April 2010	(1)
Cash flow hedges on forecasted debt
Gulf Power	100	3-month LIBOR	3.79	%*	April 2020	—
Fair value hedges of existing debt
Southern Company	350	4.15%	3-month LIBOR + 1.96%* spread		May 2014	(1)

Total	$1,050					$(2)

*	Weighted Average

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Subsequent to March 31, 2010, Gulf Power settled $100 million of interest rate hedges related to the Series 2010A Senior Note issuance at a gain of approximately $1.5 million. The gain will be amortized to interest expense over 10 years.

The following table reflects the estimated pre-tax gains (losses) that will be reclassified from OCI to interest expense for the next 12-month period ending March 31, 2011, together with the longest date that total deferred gains and losses are expected to be amortized into earnings.

	Estimated Gain (Loss) to
	be Reclassified for the	Total Deferred
	12 Months Ending	Gains (Losses)
Registrant	March 31, 2011	Amortized Through

	(in millions)
Southern Company	$(23)	2037
Alabama Power	1	2035
Georgia Power	(11)	2037
Gulf Power	(1)	2020
Southern Power	(11)	2016

Derivative Financial Statement Presentation and Amounts

At March 31, 2010, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at March 31, 2010
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power

	(in millions)
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets*	$12	$—	$—	$—	$—	$—
Assets from risk management activities	—	—	—	—	—	12
Interest rate derivatives:
Other current assets	5	—	—	1	—	—
Other deferred charges and assets	1	—	—	—	—	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$18	$—	$—	$1	$—	$12

Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets*	$4	$—	$—	$—	$—	$—
Assets from risk management activities	—	—	—	—	—	4

Total derivatives not designated as hedging instruments	$4	$—	$—	$—	$—	$4

Total asset derivatives	$22	$—	$—	$1	$—	$16

*	Southern Company includes “Assets from risk management activities” in “Other current assets” where applicable.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at March 31, 2010
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$164	$49	$71	$14	$30
Other deferred credits and liabilities	108	18	54	7	29

Total derivatives designated as hedging instruments for regulatory purposes	$272	$67	$125	$21	$59	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Liabilities from risk management activities	$9	$—	$—	$—	$—	$9
Other deferred charges and assets	1	—	—	—	—	1
Interest rate derivatives:
Liabilities from risk management activities	2	—	1	1	—	—
Other deferred charges and assets	6	—	—	—	—	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$18	$—	$1	$1	$—	$10

Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$6	$—	$—	$—	$—	$6

Total liability derivatives	$296	$67	$126	$22	$59	$16

All derivative instruments are measured at fair value. See Note (C) herein for additional information.
At March 31, 2010, the pre-tax effect of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheet were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi
Location	Company	Power	Power	Power	Power

	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(164)	$(49)	$(71)	$(14)	$(30)
Other regulatory assets, deferred	(108)	(18)	(54)	(7)	(29)

Total energy-related derivative gains (losses)	$(272)	$(67)	$(125)	$(21)	$(59)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months ended March 31, 2010, the pre-tax effect of interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income were immaterial.

For the three months ended March 31, 2010 and March 31, 2009, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI
Derivatives in Cash Flow	on Derivative		into Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount

	2010	2009		2010	2009

	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$5	$1	Fuel	$—	$—
Interest rate derivatives	(3)	1	Interest expense	(9)	(10)

Total	$2	$2		$(9)	$(10)

Alabama Power
Interest rate derivatives	$—	$(2)	Interest expense	$(2)	$(3)

Georgia Power
Interest rate derivatives	$—	$3	Interest expense	$(5)	$(5)

Gulf Power
Interest rate derivatives	$(2)	$—	Interest expense	$—	$—

Southern Power
Energy-related derivatives	$4	$1	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense	(3)	(2)

Total	$4	$1		$(3)	$(2)

There was no material ineffectiveness recorded in earnings for any registrant for any period presented.

For the three months ended March 31, 2010 and March 31, 2009, the pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income were as follows:

Derivatives not Designated
as Hedging Instruments	Unrealized Gain (Loss) Recognized in Income

	Statements of Income Location	Amount

		2010	2009

		(in millions)
Southern Company
Energy-related derivatives	Wholesale revenues	$1	$4
	Fuel	(1)	(4)
	Purchased power	(1)	(1)

Total		$(1)	$(1)

Southern Power
Energy-related derivatives	Wholesale revenues	$1	$4
	Fuel	(1)	(4)
	Purchased power	(1)	(1)

Total		$(1)	$(1)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2010, the fair value of derivative liabilities with contingent features, by registrant, is as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

	(in millions)
Derivative liabilities	$55	$9	$34	$5	$6	$1
At March 31, 2010, the registrants had no collateral posted with their derivative counterparties; however, because of the joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, is $55 million for each registrant.

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
Southern Company’s reportable business segments are the sale of electricity in the Southeast by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $102 million and $135 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications, renewable energy projects, and leveraged lease projects. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

	(in millions)
Three Months Ended March 31, 2010:
Operating revenues	$4,005	$256	$(125)	$4,136	$41	$(20)	$4,157
Segment net income (loss) *	481	15	—	496	—	(1)	495
Total assets at March 31, 2010	$49,047	$3,088	$(99)	$52,036	$1,073	$(529)	$52,580

Three Months Ended March 31, 2009:
Operating revenues	$3,557	$232	$(150)	$3,639	$44	$(17)	$3,666
Segment net income (loss)*	302	28	—	330	(205)	1	126
Total assets at December 31, 2009	$48,403	$3,043	$(143)	$51,303	$1,223	$(480)	$52,046

*	After dividends on preferred and preference stock of subsidiaries
Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total

	(in millions)
Three Months Ended March 31, 2010	$3,459	$542	$135	$4,136
Three Months Ended March 31, 2009	$3,065	$451	$123	$3,639

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 6.	Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

(c)1	-	Fortieth Supplemental Indenture to Senior Note Indenture dated as of March 16, 2010, providing for the issuance of the Series 2010A Floating Rate Senior Notes due March 15, 2013. (Designated in Form 8-K dated March 9, 2010, File No. 1-6468, as Exhibit 4.2.)

Gulf Power

(d)1	-	Sixteenth Supplemental Indenture to Senior Note Indenture dated as of April 13, 2010, providing for the issuance of the Series 2010A 4.75% Senior Notes due April 15, 2020. (Designated in Form 8-K dated April 6, 2010, File No. 0-2429, as Exhibit 4.2.)

(10) Material Contracts

Georgia Power

(c)1	-	Amendment No. 2, dated as of January 15, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe Power Corporation, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Georgia Power has requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Georgia Power has omitted such portions from the filing and filed them separately with the SEC.)

(c)2	-	Amendment No. 3, dated as of February 23, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe Power Corporation, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Georgia Power has requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Georgia Power has omitted such portions from the filing and filed them separately with the SEC.)

(c)3	-	Retention and Restricted Stock Unit Award Agreement between Joseph A. (Buzz) Miller and Southern Nuclear.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power
(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL – Related Documents

Southern Company

INS	XBRL Instance Document
SCH	XBRL Taxonomy Extension Schema Document
CAL	XBRL Taxonomy Calculation Linkbase Document
LAB	XBRL Taxonomy Label Linkbase Document
PRE	XBRL Taxonomy Presentation Linkbase Document

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
Date: May 7, 2010

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
Date: May 7, 2010

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
Date: May 7, 2010

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
Date: May 7, 2010

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
Date: May 7, 2010

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
Date: May 7, 2010