Form 10-Q
period 2010-06-30
ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2010-08-06
CIK 3153, 41091, 44545, 66904, 92122, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

	Description of	Shares Outstanding
Registrant	Common Stock	at June 30, 2010
The Southern Company	Par Value $5 Per Share	830,705,693
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	3,642,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

		Page
		Number
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	162
Item 1A.	Risk Factors	162
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities.	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	163
	Signatures	166

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2009
GAAP	Generally Accepted Accounting Principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
Moody’s	Moody’s Investors Service
MW	Megawatt
MWH	Megawatt-hour
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income
PEP	Mississippi Power’s Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries

DEFINITIONS
(continued)

Term	Meaning
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
S&P	Standard and Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc.
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales, customer growth, economic recovery, fuel cost recovery and other rate actions, environmental regulations and expenditures, earnings, dividend payout ratios, access to sources of capital, financing activities, start and completion of construction projects, plans and estimated costs for new generation resources, impact of the American Recovery and Reinvestment Act of 2009, impact of recent healthcare legislation, estimated sales and purchases under new power sale and purchase agreements, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of water quality, coal combustion byproducts, and emissions of sulfur, nitrogen, carbon, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, financial reform legislation, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity, including those relating to weather, the general economy and recovery from the recent recession, population and business growth (and declines), and the effects of energy conservation measures;

•	available sources and costs of fuels;

•	effects of inflation;

•	ability to control costs and avoid cost overruns during the development and construction of facilities;

•	investment performance of Southern Company’s employee benefit plans and nuclear decommissioning trusts;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;

•	regulatory approvals and actions related to the potential Plant Vogtle expansion, including Georgia PSC and NRC approvals and potential DOE loan guarantees;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$3,571,480	$3,293,012	$7,030,400	$6,357,671
Wholesale revenues	473,229	437,750	1,014,816	889,164
Other electric revenues	142,152	128,403	277,587	251,201
Other revenues	20,558	25,999	41,933	53,435

Total operating revenues	4,207,419	3,885,164	8,364,736	7,551,471

Operating Expenses:
Fuel	1,628,985	1,449,138	3,274,143	2,855,405
Purchased power	128,373	133,188	254,939	240,832
Other operations and maintenance	918,391	831,214	1,826,415	1,702,295
MC Asset Recovery litigation settlement	—	—	—	202,000
Depreciation and amortization	366,553	377,341	709,933	767,099
Taxes other than income taxes	214,066	208,089	426,261	407,969

Total operating expenses	3,256,368	2,998,970	6,491,691	6,175,600

Operating Income	951,051	886,194	1,873,045	1,375,871
Other Income and (Expense):
Allowance for equity funds used during construction	45,300	47,500	94,691	90,112
Interest income	4,807	4,870	9,594	11,778
Leveraged lease income (losses)	669	8,676	6,800	18,117
Gain on disposition of lease termination	—	26,300	—	26,300
Loss on extinguishment of debt	—	(17,184)	—	(17,184)
Interest expense, net of amounts capitalized	(218,669)	(232,830)	(441,151)	(458,557)
Other income (expense), net	(9,267)	(3,001)	(22,704)	(16,827)

Total other income and (expense)	(177,160)	(165,669)	(352,770)	(346,261)

Earnings Before Income Taxes	773,891	720,525	1,520,275	1,029,610
Income taxes	247,502	225,717	483,183	392,886

Consolidated Net Income	526,389	494,808	1,037,092	636,724
Dividends on Preferred and Preference Stock of Subsidiaries	16,195	16,195	32,390	32,390

Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$510,194	$478,613	$1,004,702	$604,334

Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.62	$0.61	$1.22	$0.77
Diluted EPS	$0.61	$0.60	$1.21	$0.77
Average number of shares of common stock outstanding (in thousands)
Basic	828,363	790,748	825,444	785,303
Diluted	832,622	792,068	828,752	786,865
Cash dividends paid per share of common stock	$0.4550	$0.4375	$0.8925	$0.8575
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2010	2009
	(in thousands)
Operating Activities:
Consolidated net income	$1,037,092	$636,724
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	867,583	895,354
Deferred income taxes	215,318	(13,807)
Deferred revenues	(47,361)	(26,295)
Allowance for equity funds used during construction	(94,691)	(90,112)
Leveraged lease income (losses)	(6,800)	(18,117)
Gain on disposition of lease termination	—	(26,300)
Loss on extinguishment of debt	—	17,184
Pension, postretirement, and other employee benefits	(1,252)	(10,939)
Stock based compensation expense	23,809	18,956
Hedge settlements	1,530	(16,167)
Generation construction screening costs	(50,554)	(14,049)
Other, net	(57,830)	42,293
Changes in certain current assets and liabilities —
-Receivables	(255,399)	74,770
-Fossil fuel stock	72,216	(375,888)
-Materials and supplies	(6,806)	(20,079)
-Other current assets	(88,138)	(96,394)
-Accounts payable	(52,091)	14,711
-Accrued taxes	(79,767)	(140,308)
-Accrued compensation	(33,932)	(298,670)
-Other current liabilities	(27,965)	66,748

Net cash provided from operating activities	1,414,962	619,615

Investing Activities:
Property additions	(1,935,716)	(2,192,959)
Investment in restricted cash from pollution control revenue bonds	(11)	(49,478)
Distribution of restricted cash from pollution control revenue bonds	11,403	59,741
Nuclear decommissioning trust fund purchases	(515,901)	(823,416)
Nuclear decommissioning trust fund sales	488,561	788,690
Proceeds from property sales	216	339,903
Cost of removal, net of salvage	(59,989)	(63,705)
Change in construction payables	12,934	128,101
Other investing activities	(37,037)	8,063

Net cash used for investing activities	(2,035,540)	(1,805,060)

Financing Activities:
Increase in notes payable, net	244,037	148,090
Proceeds —
Long-term debt issuances	1,146,000	1,785,474
Common stock issuances	341,447	539,088
Redemptions —
Long-term debt	(754,304)	(199,929)
Payment of common stock dividends	(735,009)	(670,226)
Payment of dividends on preferred and preference stock of subsidiaries	(32,394)	(32,465)
Other financing activities	(12,643)	(19,327)

Net cash provided from financing activities	197,134	1,550,705

Net Change in Cash and Cash Equivalents	(423,444)	365,260
Cash and Cash Equivalents at Beginning of Period	689,722	416,581

Cash and Cash Equivalents at End of Period	$266,278	$781,841

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $40,130 and $38,594 capitalized for 2010 and 2009, respectively)	$387,451	$386,729
Income taxes (net of refunds)	$285,247	$468,278
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$266,278	$689,722
Restricted cash and cash equivalents	31,743	43,135
Receivables —
Customer accounts receivable	1,180,856	953,222
Unbilled revenues	496,265	394,492
Under recovered regulatory clause revenues	193,998	333,459
Other accounts and notes receivable	352,798	374,670
Accumulated provision for uncollectible accounts	(27,152)	(24,568)
Fossil fuel stock, at average cost	1,383,220	1,446,984
Materials and supplies, at average cost	805,205	793,847
Vacation pay	145,422	145,049
Prepaid expenses	479,878	508,338
Other regulatory assets, current	175,237	166,549
Other current assets	40,514	48,558

Total current assets	5,524,262	5,873,457

Property, Plant, and Equipment:
In service	55,698,851	53,587,853
Less accumulated depreciation	19,647,708	19,121,271

Plant in service, net of depreciation	36,051,143	34,466,582
Nuclear fuel, at amortized cost	677,178	593,119
Construction work in progress	3,902,173	4,170,596

Total property, plant, and equipment	40,630,494	39,230,297

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,055,036	1,070,117
Leveraged leases	614,830	610,252
Miscellaneous property and investments	286,142	282,974

Total other property and investments	1,956,008	1,963,343

Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,167,278	1,047,452
Unamortized debt issuance expense	199,558	208,346
Unamortized loss on reacquired debt	255,180	254,936
Deferred under recovered regulatory clause revenues	479,896	373,245
Other regulatory assets, deferred	2,724,931	2,701,910
Other deferred charges and assets	436,883	392,880

Total deferred charges and other assets	5,263,726	4,978,769

Total Assets	$53,374,490	$52,045,866

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholders’ Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$1,514,465	$1,112,705
Notes payable	881,638	639,199
Accounts payable	1,282,523	1,329,448
Customer deposits	335,625	330,582
Accrued taxes —
Accrued income taxes	25,664	13,005
Unrecognized tax benefits	168,400	165,645
Other accrued taxes	319,321	398,384
Accrued interest	220,153	218,188
Accrued vacation pay	181,150	183,911
Accrued compensation	222,301	247,950
Liabilities from risk management activities	124,154	124,648
Other regulatory liabilities, current	297,328	528,147
Other current liabilities	362,728	292,016

Total current liabilities	5,935,450	5,583,828

Long-term Debt	18,134,554	18,131,244

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	6,725,211	6,454,822
Deferred credits related to income taxes	241,669	248,232
Accumulated deferred investment tax credits	457,809	447,650
Employee benefit obligations	2,287,633	2,304,344
Asset retirement obligations	1,233,019	1,201,343
Other cost of removal obligations	1,119,382	1,091,425
Other regulatory liabilities, deferred	233,355	277,932
Other deferred credits and liabilities	391,623	345,888

Total deferred credits and other liabilities	12,689,701	12,371,636

Total Liabilities	36,759,705	36,086,708

Redeemable Preferred Stock of Subsidiaries	374,496	374,496

Stockholders’ Equity:
Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — June 30, 2010: 831,147,821 Shares
— December 31, 2009: 820,151,801 Shares
Treasury — June 30, 2010: 442,128 Shares
— December 31, 2009: 505,116 Shares
Par value	4,155,676	4,100,742
Paid-in capital	3,310,322	2,994,245
Treasury, at cost	(14,923)	(14,797)
Retained earnings	8,156,346	7,884,922
Accumulated other comprehensive loss	(74,460)	(87,778)

Total Common Stockholders’ Equity	15,532,961	14,877,334
Preferred and Preference Stock of Subsidiaries	707,328	707,328

Total Stockholders’ Equity	16,240,289	15,584,662

Total Liabilities and Stockholders’ Equity	$53,374,490	$52,045,866

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Consolidated Net Income	$526,389	$494,808	$1,037,092	$636,724
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1,267), $(1,744), $(481), and $(982), respectively	(1,982)	(2,811)	(781)	(1,664)
Reclassification adjustment for amounts included in net income, net of tax of $3,124, $4,630, $6,676, and $8,463, respectively	4,928	7,370	10,574	13,468
Marketable securities:
Change in fair value, net of tax of $472, $1,204, $1,616, and $1,295, respectively	770	2,935	2,796	3,669
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $230, $221, $460, and $443, respectively	364	349	729	699

Total other comprehensive income (loss)	4,080	7,843	13,318	16,172

Dividends on preferred and preference stock of subsidiaries	(16,195)	(16,195)	(32,390)	(32,390)

Comprehensive Income	$514,274	$486,456	$1,018,020	$620,506

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2010 vs. SECOND QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$31.6	6.6	$400.4	66.2

Southern Company’s second quarter 2010 net income after dividends on preferred and preference stock of subsidiaries was $510.2 million ($0.62 per share) compared to $478.6 million ($0.61 per share) for second quarter 2009. The increase for the second quarter 2010 when compared to the corresponding period in 2009 was primarily the result of increases in revenues as a result of warmer weather, the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC, revenues associated with increases in rates under Alabama Power’s Rate Stabilization and Equalization Plan (Rate RSE) and Rate Certificated New Plant for environmental costs (Rate CNP Environmental) that took effect in January 2010, and increases in sales primarily in the industrial sector. The increase for the second quarter 2010 was partially offset by increases in operations and maintenance expense, a gain in the second quarter 2009 on the early termination of two international leveraged lease investments, and an increase in depreciation on additional plant in service related to environmental, distribution, and transmission projects.
Southern Company’s year-to-date 2010 net income after dividends on preferred and preference stock of subsidiaries was $1.00 billion ($1.22 per share) compared to $604.3 million ($0.77 per share) for year-to-date 2009. The increase for year-to-date 2010 when compared to the corresponding period in 2009 was primarily the result of a litigation settlement agreement with MC Asset Recovery, LLC (MC Asset Recovery) in the first quarter 2009, increases in revenues as a result of warmer weather in the second quarter 2010 and significantly colder weather in the first quarter 2010, the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC, revenues associated with increases in rates under Alabama Power’s Rate RSE and Rate CNP Environmental that took effect in January 2010, and increases in sales primarily in the industrial sector. The increase for year-to-date 2010 was partially offset by increases in operations and maintenance expense, a gain in 2009 on the early termination of two international leveraged lease investments, and an increase in depreciation on additional plant in service related to environmental, distribution, and transmission projects.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$278.5	8.5	$672.7	10.6

In the second quarter 2010, retail revenues were $3.57 billion compared to $3.29 billion for the corresponding period in 2009. For year-to-date 2010, retail revenues were $7.03 billion compared to $6.36 billion for the corresponding period in 2009.
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$3,293.0		$6,357.7
Estimated change in —
Rates and pricing	57.9	1.8	134.6	2.1
Sales growth (decline)	30.9	0.9	42.4	0.7
Weather	54.0	1.6	179.8	2.8
Fuel and other cost recovery	135.7	4.1	315.9	5.0

Retail – current year	$3,571.5	8.4%	$7,030.4	10.6%

Revenues associated with changes in rates and pricing increased in the second quarter and for year-to-date 2010 when compared to the corresponding periods in 2009 primarily due to Rate RSE and Rate CNP Environmental increases at Alabama Power, recovery of environmental compliance costs at Gulf Power, and increased recognition of environmental compliance cost recovery revenues at Georgia Power in accordance with the 2007 Retail Rate Plan. These increases were partially offset by lower contributions from market-driven rates for sales to industrial customers at Georgia Power.
Revenues attributable to changes in sales increased in the second quarter and for year-to-date 2010 when compared to the corresponding periods in 2009 due to increases in weather-adjusted retail KWH sales of 3.8% and 3.2%, respectively. For the second quarter 2010, weather-adjusted residential KWH sales increased 1.4%, weather-adjusted commercial KWH sales decreased 1.0%, and weather-adjusted industrial KWH sales increased 12.3%. For year-to-date 2010, weather-adjusted residential KWH sales increased 1.5%, weather-adjusted commercial KWH sales decreased 0.7%, and weather-adjusted industrial KWH sales increased 9.7%. Increased demand in the primary metals, chemicals, paper, and transportation sectors were the main contributors to the increases in weather-adjusted industrial KWH sales for the second quarter and year-to-date 2010.
Revenues resulting from changes in weather increased in the second quarter and for year-to-date 2010 as a result of warmer weather in the second quarter 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.
Fuel and other cost recovery revenues increased $135.7 million in the second quarter 2010 and $315.9 million for year-to-date 2010 when compared to the corresponding periods in 2009. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$35.4	8.1	$125.7	14.1

Wholesale energy sales will vary depending on the market cost of available energy compared to the cost of Southern Company system-owned generation, demand for energy within the Southern Company service territory, and the availability of Southern Company system generation. Increases and decreases in revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income.
In the second quarter 2010, wholesale revenues were $473.2 million compared to $437.8 million for the corresponding period in 2009. The increase was primarily due to energy and capacity revenues under new PPAs that began in January and June 2010 at Southern Power, as well as energy sales not covered by PPAs at Southern Power as a result of more favorable weather in the second quarter 2010 when compared to the corresponding period in 2009. This increase was partially offset by the expiration of long-term unit power sales contracts in May 2010 at Alabama Power and the capacity subject to those contracts being made available for retail service starting in June 2010.
For year-to-date 2010, wholesale revenues were $1.01 billion compared to $889.2 million for the corresponding period in 2009. This increase was primarily due to energy and capacity revenues under new PPAs that began in January and June 2010 at Southern Power, as well as energy sales not covered by PPAs at Southern Power due to more favorable weather year-to-date 2010 when compared to the corresponding period in 2009.
Other Electric Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$13.8	10.7	$26.4	10.5

In the second quarter 2010, other electric revenues were $142.2 million compared to $128.4 million for the corresponding period in 2009. This increase was primarily the result of a $4.6 million increase in transmission revenues, a $4.8 million increase in co-generation revenues due to increased sales volume, a $1.2 million increase in rents from electric property, and a $1.3 million increase in outdoor lighting revenues.
For year-to-date 2010, other electric revenues were $277.6 million compared to $251.2 million for the corresponding period in 2009. This increase was primarily the result of a $10.4 million increase in transmission revenues, a $7.6 million increase in co-generation revenues due to increased sales volume, a $3.6 million increase in rents from electric property, and a $1.4 million increase in outdoor lighting revenues.
Revenues from co-generation and other energy services are generally offset by related expenses and do not affect net income.
Other Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(5.4)	(20.9)	$(11.5)	(21.5)

In the second quarter 2010, other revenues were $20.6 million compared to $26.0 million for the corresponding period in 2009. The decrease was primarily the result of a $5.0 million decrease in revenues at SouthernLINC Wireless related to lower average revenue per subscriber and fewer subscribers due to increased competition in the industry.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, other revenues were $41.9 million compared to $53.4 million for the corresponding period in 2009. The decrease was primarily the result of a $10.7 million decrease in revenues at SouthernLINC Wireless related to lower average revenue per subscriber and fewer subscribers due to increased competition in the industry.
Fuel and Purchased Power Expenses

	Second Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Second Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$179.8	12.4	$418.7	14.7
Purchased power	(4.8)	(3.6)	14.1	5.9

Total fuel and purchased power expenses	$175.0		$432.8

*	Fuel includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
Fuel and purchased power expenses for the second quarter 2010 were $1.76 billion compared to $1.58 billion for the corresponding period in 2009. The increase was primarily the result of a $92.6 million increase related to total KWHs generated and purchased and an $82.4 million increase in the average cost of fuel and purchased power. The increase in total KWHs generated and purchased resulted primarily from increased generation and higher fossil fuel prices when compared to the corresponding period in 2009.
For year-to-date 2010, fuel and purchased power expenses were $3.53 billion compared to $3.10 billion for the corresponding period in 2009. The increase was primarily the result of a $214.0 million increase related to total KWHs generated and purchased and a $218.8 million increase in the average cost of fuel and purchased power. The increase in total KWHs generated and purchased resulted primarily from increased generation and higher fossil fuel prices when compared to the corresponding period in 2009.
Fuel expenses at the traditional operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL – “State PSC Matters – Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.
Details of Southern Company’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.50	3.34	4.8	3.55	3.37	5.3
Purchased power	5.91	5.59	5.7	6.50	5.36	21.3

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$87.2	10.5	$124.1	7.3

In the second quarter 2010, other operations and maintenance expenses were $918.4 million compared to $831.2 million for the corresponding period in 2009. The increase was primarily the result of a $37.7 million increase in fossil, hydro, and nuclear expenses, a $22.0 million increase in commodity and labor costs, a $20.9 million increase in transmission and distribution expenses, a $3.6 million increase in administrative and general expenses, and a $3.0 million increase in customer service and sales expenses.
For year-to-date 2010, other operations and maintenance expenses were $1.83 billion compared to $1.70 billion for the corresponding period in 2009. The increase was primarily the result of a $70.0 million increase in fossil, hydro, and nuclear expenses, a $40.1 million increase in commodity and labor costs, a $28.7 million increase in transmission and distribution expenses, and a $19.1 million increase in affiliated service companies’ expenses. The increase was partially offset by a $29.4 million charge in the first quarter 2009 in connection with a voluntary attrition plan at Georgia Power.
MC Asset Recovery Litigation Settlement

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
—	—	$(202.0)	N/M

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
Depreciation and Amortization

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(10.8)	(2.9)	$(57.2)	(7.5)

In the second quarter 2010, depreciation and amortization was $366.5 million compared to $377.3 million for the corresponding period in 2009. The decrease was primarily the result of amortization of $54.0 million of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC. The decrease was partially offset by depreciation on additional plant in service related to environmental, transmission, and distribution projects.
For year-to-date 2010, depreciation and amortization was $709.9 million compared to $767.1 million for the corresponding period in 2009. The decrease was primarily the result of amortization of $114.3 million of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC. The decrease was partially offset by depreciation on additional plant in service related to environmental, transmission, and distribution projects.
See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Retail Regulatory Matters – Georgia Power – Cost of Removal” for additional information on the amortization of the other cost of removal regulatory liability.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$6.0	2.9	$18.3	4.5

In the second quarter 2010, taxes other than income taxes were $214.1 million compared to $208.1 million for the corresponding period in 2009. For year-to-date 2010, taxes other than income taxes were $426.3 million compared to $408.0 million for the corresponding period in 2009. The second quarter and year-to-date 2010 increases were primarily the result of higher municipal franchise fees resulting from increased retail revenues at Georgia Power and increases in ad valorem taxes at Mississippi Power.
Allowance for Funds Used During Construction

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(2.2)	(4.6)	$4.6	5.1

In the second quarter 2010, AFUDC equity was $45.3 million compared to $47.5 million for the corresponding period in 2009. The decrease was primarily due to the completion of environmental projects at Alabama Power and Gulf Power, partially offset by increases in construction work in progress balances related to three new combined cycle units and two new nuclear generating units at Georgia Power.
For year-to-date 2010, AFUDC equity was $94.7 million compared to $90.1 million for the corresponding period in 2009. The increase was primarily due to the increase in construction work in progress balances related to three new combined cycle units and two new nuclear generating units at Georgia Power, partially offset by the completion of environmental projects at Alabama Power and Gulf Power.
Leveraged Lease Income

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(8.0)	(92.3)	$(11.3)	(62.5)

In the second quarter 2010, leveraged lease income was $0.7 million compared to $8.7 million for the corresponding period in 2009. For year-to-date 2010, leveraged lease income was $6.8 million compared to $18.1 million for the corresponding period in 2009. The second quarter and year-to-date 2010 decreases were primarily related to the early termination of two leveraged lease investments in the second quarter of 2009.
Gain on Disposition of Lease Termination

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(26.3)	N/M	$(26.3)	N/M

N/M – Not Meaningful
In the second quarter 2009, Southern Company terminated two international leveraged lease investments early which resulted in a gain of $26.3 million.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loss on Extinguishment of Debt

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(17.2)	N/M	$(17.2)	N/M

N/M – Not Meaningful
In the second quarter 2009, Southern Company terminated two international leveraged lease investments early. The proceeds from the terminations were used to extinguish all debt related to leveraged lease investments, a portion of which had make-whole redemption provisions which resulted in a loss of $17.2 million.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(14.1)	(6.1)	$(17.4)	(3.8)

In the second quarter 2010, interest expense, net of amounts capitalized was $218.7 million compared to $232.8 million for the corresponding period in 2009. The decrease was primarily due to an $8.9 million decrease related to lower average interest rates on variable rate debt and a $10.2 million decrease in other interest charges. Partially offsetting this decrease was a $3.9 million increase associated with $420.4 million in additional debt outstanding at June 30, 2010 when compared to June 30, 2009.
For year-to-date 2010, interest expense, net of amounts capitalized was $441.2 million compared to $458.6 million for the corresponding period in 2009. The decrease was primarily related to a $19.2 million decrease related to lower average interest rates on variable rate debt and a $13.8 million decrease in other interest charges. Partially offsetting this decrease was a $17.2 million increase associated with $420.4 million in additional debt outstanding at June 30, 2010 when compared to June 30, 2009.
Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$21.8	9.7	$90.3	23.0

In the second quarter 2010, income taxes were $247.5 million compared to $225.7 million for the corresponding period in 2009. This increase was primarily due to higher pre-tax earnings in the second quarter 2010, partially offset by state investment tax credits at Georgia Power and tax benefits associated with the construction of a biomass facility at Southern Power.
For year-to-date 2010, income taxes were $483.2 million compared to $392.9 million for the corresponding period in 2009. This increase was primarily due to higher pre-tax earnings in 2010, partially offset by a decrease in uncertain tax positions at Georgia Power related to state income tax credits that remain subject to litigation, state investment tax credits at Georgia Power, and tax benefits associated with the construction of a biomass facility at Southern Power.
See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Georgia State Income Tax Credits” and Note (B) to the Condensed Financial Statements under “Income Tax Matters – Georgia State Income Tax Credits” and Note (G) to the Condensed Financial Statements under “Effective Tax Rate” and “Unrecognized Tax Benefits” herein for additional information.

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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. The plaintiffs have until August 26, 2010 to file a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of this matter cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for information regarding the Industrial Boiler Maximum Achievable Control Technology regulations. On April 29, 2010, the EPA issued a proposed rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers. The EPA is required to finalize the rules by December 16, 2010. The impact of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On June 2, 2010, the EPA issued its final revisions to the National Ambient Air Quality Standard for SO2, including the establishment of a new short-term standard. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
On January 22, 2010, the EPA finalized revisions to the National Ambient Air Quality Standard for Nitrogen Dioxide (NO2) by setting a new one-hour standard that became effective on April 12, 2010. The impact of this regulation will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time. Although none of the areas within Southern Company’s service territory are expected to be designated as nonattainment for the standard, based on current ambient air quality monitoring data, the new NO2 standard could result in significant additional compliance and operational costs for units that require new source permitting.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for information regarding the Clean Air Interstate Rule (CAIR). On August 2, 2010, the EPA published a proposed rule to replace CAIR, which was overturned by the U.S. Court of Appeals for the D.C. Circuit in 2008 but left in place pending the promulgation of a replacement rule. This proposed rule, referred to as the Transport Rule, would require 31 eastern states and the District of Columbia (D.C.) to reduce power plant emissions of SO2 and nitrogen oxides (NOx) that contribute to downwind states’ nonattainment of federal ozone and/or fine particulate matter ambient air quality standards. To address fine particulate matter standards, the proposed Transport Rule would require D.C. and 27 eastern states, including Alabama, Florida, and Georgia, to reduce annual emissions of SO2 and NOx from power plants. To address ozone standards, the proposed Transport Rule would also require D.C. and 25 states, including each of the states in Southern Company’s service territory, to achieve additional reductions in NOx emissions from power plants during the ozone season. The proposed Transport Rule contains a “preferred option” that would allow limited interstate trading of emissions allowances; however, the EPA also requests comment on two alternative approaches that would not allow interstate trading of emissions allowances. The EPA states that it also intends to develop a second phase of the Transport Rule next year to address the more stringent ozone air quality standards as they are finalized. The EPA expects to finalize the Transport Rule in late spring of 2011 and to set the initial compliance deadline starting in 2012. The impact of this proposed regulation and potential future regulation will depend on its final form, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
These regulations could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Southern Company in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, the final regulation could significantly alter the options available for beneficial reuse. The outcome of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on the management, beneficial use, and disposal of such byproducts. These changes could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
State PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In recent years, the traditional operating companies have experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and uranium and volatile price swings in natural gas. These higher fuel costs have resulted in total under recovered fuel costs included in the balance sheets of Georgia Power and Gulf Power of approximately $669 million at June 30, 2010. Alabama Power and Mississippi Power collected all previously under recovered fuel costs and, as of June 30, 2010, had a total over recovered fuel balance of approximately $133 million. At December 31, 2009, total under recovered fuel costs included in the balance sheets of Georgia Power and Gulf Power were approximately $667 million and Alabama Power and Mississippi Power had a total over recovered fuel balance of $229 million. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies continuously monitor the under or over recovered fuel cost balances. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements under “Retail Regulatory Matters – Alabama Power – Fuel Cost Recovery” and “Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
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
Retail Rate Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Georgia Power” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters – Georgia Power – Retail Rate Plans” and “— Cost of Removal” in Item 8 of the Form 10-K for additional information regarding the 2007 Retail Rate Plan.
On August 27, 2009, the Georgia PSC approved an accounting order that would allow Georgia Power to amortize up to $324 million of its regulatory liability related to other cost of removal obligations. Under the terms of the accounting order, Georgia Power was entitled to amortize up to one-third of the regulatory liability ($108 million) in 2009, limited to the amount needed to earn no more than a 9.75% retail return on equity (ROE). In addition, Georgia Power may amortize up to two-thirds of the regulatory liability ($216 million) in 2010, limited to the amount needed to earn no more than a 10.15% retail ROE. Through June 30, 2010, Georgia Power had amortized $155.3 million of the regulatory liability and currently expects to amortize the remaining allowed $108 million by December 31, 2010.
In accordance with the 2007 Retail Rate Plan, Georgia Power filed a base rate case with the Georgia PSC on July 1, 2010. The filing includes a requested rate increase totaling $615 million, or 8.2% of retail revenues, to be effective January 1, 2011 based on a proposed retail ROE of 11.95%. The requested increase will be recovered through Georgia Power’s existing base rate tariffs as follows: $451 million, or 6.0%, through the traditional base rate tariffs; $115 million, or 1.5%, through the Environmental Compliance Cost Recovery (ECCR) tariff; $32 million through the Demand Side Management (DSM) tariffs; and $17 million through the Municipal Franchise Fee (MFF) tariff. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase includes recovery of higher operation, maintenance, and other investment costs to meet the current and future demand for electricity.
Unlike rate plans based on traditional one-year test periods, the 2007 Retail Rate Plan was designed to operate for the three-year period ending December 31, 2010. The 2010 rate case request includes proposed enhancements to the structure of the 2007 Retail Rate Plan to fit the current economic climate, including a process of annual tariff compliance reviews that would allow it to continue to operate for multiple years (Proposed Alternate Rate Plan). The primary points of the Proposed Alternate Rate Plan include:
▪	Continuation of a plus or minus 100 basis point range for ROE.

▪	Creation of an Adjustable Cost Recovery (ACR) tariff. If approved, beginning with an effective date of January 1, 2012, the ACR will work to maintain Georgia Power’s earnings within the ROE band established by the Georgia PSC in this case. If Georgia Power’s earnings projected for the upcoming year are within the ROE band, no adjustment under the ACR tariff will be requested. If Georgia Power’s earnings projected for the upcoming year are outside (either above or below) the approved ROE band, the ACR tariff will be used to adjust projected earnings back to the mid-point of the approved ROE band.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ACR tariff would also return to the sharing mechanism used prior to the 2007 Retail Rate Plan whereby two-thirds of any actual earnings for the previous year above the approved ROE band would be refunded to customers, with the remaining one-third retained by Georgia Power as incentive to manage expenses and operate as efficiently as possible. In addition, if earnings are below the approved ROE band, Georgia Power would accept one-third of the shortfall and retail customers would be responsible for the remaining two-thirds.

▪	Creation of a new Certified Capacity Cost Recovery (CCCR) tariff to recover costs related to new capacity additions certified by the Georgia PSC and updated through applicable project construction monitoring reports and hearings.

▪	Continuation and enhancement of the ECCR and DSM-Residential tariffs from the 2007 Retail Rate Plan and creation of a DSM-Commercial tariff to recover environmental capital and operating costs resulting from governmental mandates and DSM costs approved and certified by the Georgia PSC.

▪	Implementation of an annual review of the MFF tariff to adjust for changes in relative gross receipts between customers served inside and outside municipal boundaries.
These proposed enhancements would become effective in 2012 with revenue requirements for each tariff updated through separate compliance filings based on Georgia Power’s budget for the upcoming year. Based on Georgia Power’s 2010 budget, earnings are currently projected to be slightly below the proposed ROE band in 2012 and within the band in 2013. However, updated budgets and revenue forecasts may eliminate, increase, or decrease the need for an ACR tariff adjustment in either year. In addition, Georgia Power currently estimates the ECCR tariff would increase by $120 million in 2012 and would decrease by $12 million in 2013. The CCCR tariff would begin recovering the costs of Plant McDonough Units 4, 5, and 6 with increases of $99 million in February 2012, $77 million in June 2012, and $76 million in February 2013. The DSM tariffs would increase by $17 million in 2012 and $18 million in 2013 to reflect the terms of the stipulated agreement in Georgia Power’s 2010 DSM Certification proceeding. Amounts recovered under the MFF tariff are based on amounts recovered under all other tariffs.
Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2010. The final outcome of this matter cannot now be determined.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Southern Company in Item 7 of the Form 10-K for additional information.
Healthcare Reform
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
Stimulus Funding
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding, to be matched by Southern Company, will be used for transmission and distribution automation and modernization projects.
Income Tax Matters
Georgia State Income Tax Credits
Georgia Power’s 2005 through 2008 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. On April 30, 2010, the Georgia Department of Revenue filed its notice of appeal with the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, no material impact on net income is expected as a significant portion of any tax benefit is expected to be returned to Georgia Power’s retail customers. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s cash flow. See Note 5 to the financial statements of Southern Company under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot now be determined.
Construction Projects
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Southern Company intends to continue its strategy of developing and constructing new generating facilities, including units at Southern Power, proposed new nuclear units, and a proposed IGCC facility, as well as adding environmental control equipment and expanding the transmission and distribution systems. For the traditional operating companies, major generation construction projects are subject to state PSC approvals in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. See Note 7 to the financial statements of Southern Company under “Construction Program” in Item 8 of the Form 10-K for estimated construction expenditures for the next three years. In addition, see Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters – Georgia Power – Nuclear Construction” and “Retail Regulatory Matters – Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “Retail Regulatory Matters – Nuclear Construction” and “Retail Regulatory Matters – Integrated Coal Gasification Combined Cycle” herein for additional information.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Pension and Other Postretirement Benefits.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at June 30, 2010. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $1.4 billion for the first six months of 2010, an increase of $795.3 million from the corresponding period in 2009. Significant changes in operating cash flow for the first six months of 2010 compared to the corresponding period in 2009 include an increase in net income as previously discussed and a reduction in fossil fuel stock. Net cash used for investing activities totaled $2.0 billion for the first six months of 2010, an increase of $230.5 million from the corresponding period in 2009. The increase was due to proceeds received on sales of property in 2009. Net cash provided from financing activities totaled $197.1 million for the first six months of 2010, a decrease of $1.4 billion from the corresponding period in 2009, primarily due to fewer issuances of securities in the first six months of 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant balance sheet changes for the first six months of 2010 include a decrease in cash and cash equivalents of $423.4 million and an increase of $1.4 billion in total property, plant, and equipment for the installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Other significant changes include an increase in equity of $655.6 million.
The market price of Southern Company’s common stock at June 30, 2010 was $33.28 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $18.70 per share, representing a market-to-book ratio of 178%, compared to $33.32, $18.15, and 184%, respectively, at the end of 2009. The dividend for the second quarter 2010 was $0.455 per share compared to $0.4375 per share in the second quarter 2009.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Approximately $1.51 billion will be required through June 30, 2011 to fund maturities of long-term debt. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private placements, or public offerings. The amount and timing of additional equity capital to be raised in 2010, as well as in subsequent years, will be contingent on Southern Company’s investment opportunities. The traditional operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those utilized in the past, which were primarily from operating cash flows, security issuances, term loans, short-term borrowings, and equity contributions from Southern Company.
However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
On June 18, 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to two additional nuclear units on the site of Plant Vogtle (Plant Vogtle Units 3 and 4). Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed 70% of eligible project costs, or approximately $3.4 billion, and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to receipt of the combined construction and operating license for Plant Vogtle Units 3 and 4 from the NRC, negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. There can be no assurance that the DOE will issue loan guarantees for Georgia Power.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition, Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE but has yet to begin discussions with the DOE regarding the terms and conditions of any loan guarantee. There can be no assurance the DOE will issue federal loan guarantees to Mississippi Power.
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs (which are backed by bank credit facilities), to meet liquidity needs. At June 30, 2010, Southern Company and its subsidiaries had approximately $266 million of cash and cash equivalents and approximately $4.8 billion of unused committed credit arrangements with banks. Of the unused credit arrangements, $519 million expire in 2010, $1.0 billion expire in 2011, and $3.2 billion expire in 2012. Of the credit arrangements expiring in 2010 and 2011, $81 million contain provisions allowing two-year term loans executable at expiration and $907 million contain provisions allowing one-year term loans executable at expiration. At June 30, 2010, approximately $1.8 billion of the credit facilities were dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds. Subsequent to June 30, 2010, Alabama Power renewed a $200 million credit agreement which contains a provision allowing a one-year term loan executable at expiration and extended the expiration date to 2011. In addition, subsequent to June 30, 2010, Georgia Power renewed a $40 million credit agreement which contains a provision allowing a two-year term loan executable at expiration and extended the expiration date to 2011. In addition, subsequent to June 30, 2010, Gulf Power increased it existing lines of credit by $15 million with an expiration of 2011. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the traditional operating companies. At June 30, 2010, the Southern Company system had approximately $879 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel. In April 2010, Mississippi Power was required to notify the lessor, Juniper Capital L.P., if it intended to terminate the lease at the end of the initial term expiring in October 2011. Mississippi Power chose not to give notice to terminate the lease. Mississippi Power has the option to purchase the units or renew the lease. Mississippi Power will have to provide notice of its intent to either renew the lease or purchase the facility by July 2011. The ultimate outcome of this matter cannot be determined at this time.
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At June 30, 2010, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $469 million. At June 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $2.6 billion. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Company’s ability to access capital markets, particularly the short-term debt market.

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
On June 17, 2010, Moody’s placed the issuer and long-term debt ratings of Southern Company (A3 senior unsecured), Georgia Power (A2 senior unsecured), Gulf Power (A2 senior unsecured), and Mississippi Power (A1 senior unsecured) on review for a possible downgrade. Moody’s also placed the P-1 short-term rating of Southern Company and a financing subsidiary that issues commercial paper for the benefit of Southern Company subsidiaries on review for a possible downgrade. In addition, Moody’s placed the preferred stock and variable rate demand obligation ratings of Georgia Power (Baa1 and VMIG1), Gulf Power (Baa1 and VMIG1), and Mississippi Power (A3 and VMIG1) on review for a possible downgrade. Moody’s announced that it did not expect the review to result in more than a one notch downgrade of any of these ratings. The ultimate outcome of this matter cannot be determined at this time.
Market Price Risk
Southern Company’s market risk exposure relative to interest rate changes for the second quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, the traditional operating companies continue to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, during 2010, Southern Power is exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. To mitigate residual risks relative to movements in gas prices, the registrants may enter into fixed-price contracts for natural gas purchases; however, a significant portion of contracts are priced at market. As such, Southern Company had no material change in market risk exposure for the second quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts for the three and six months ended June 30, 2010 were as follows:

	Second Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(272)	$(178)
Contracts realized or settled	67	111
Current period changes(a)	3	(135)

Contracts outstanding at the end of the period, assets (liabilities), net	$(202)	$(202)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2010 was an increase of $70 million and a decrease of $24 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At June 30, 2010, Southern Company had a net hedge volume of 134 million mmBtu with a weighted average contract cost of approximately $1.56 per mmBtu above market prices, compared to 141 million mmBtu (includes location basis of 2 million mmBtu) at March 31, 2010 with a weighted average contract cost of approximately $2.05 per mmBtu above market prices and compared to 145 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.23 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the traditional operating companies’ fuel cost recovery clauses.
The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	June 30, 2010	December 31, 2009
	(in millions)
Regulatory hedges	$(201)	$(175)
Cash flow hedges	(1)	(2)
Not designated	—	(1)

Total fair value	$(202)	$(178)

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
Total net unrealized pre-tax gains (losses) recognized in income for the three and six months ended June 30, 2010 were $2 million and $1 million, respectively. For the three months ended June 30, 2009, the total net unrealized gains (losses) recognized in income were immaterial. For the six months ended June 30, 2009, the total net unrealized gains (losses) recognized in income were $(1) million.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2010 are as follows:

	June 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
		(in millions)
Level 1	$—	$—	$—	$—
Level 2	(202)	(116)	(85)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(202)	$(116)	$(85)	$(1)

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
Financing Activities
In the first six months of 2010, Georgia Power issued $350 million aggregate principal amount of Series 2010A Floating Rate Senior Notes due March 15, 2013. The proceeds were used to repay at maturity $250 million aggregate principal amount of Series 2008A Floating Rate Senior Notes due March 17, 2010, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program. Georgia Power also issued $600 million aggregate principal amount of Series 2010B 5.40% Senior Notes due June 1, 2040. The net proceeds from the sale of the Series 2010B Senior Notes were used for the redemption of all of the $200 million aggregate principal amount of Georgia Power’s Series R 6.00% Senior Notes due October 15, 2033 and all of the $150 million aggregate principal amount of Georgia Power’s Series O 5.90% Senior Notes due April 15, 2033, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program. Southern Company issued approximately $277 million of common stock through the Southern Investment Plan and employee and director stock plans. In addition, during the three months ended June 30, 2010, Southern Company issued 2 million shares of common stock through at-the-market issuances pursuant to sales agency agreements related to Southern Company’s continuous equity offering program and received cash proceeds of $69 million, net of $0.6 million in fees and commissions. The proceeds were primarily used to fund ongoing construction projects, to repay short-term and long-term indebtedness, and for general corporate purposes.
In the first six months of 2010, Gulf Power issued $175 million aggregate principal amount of Series 2010A 4.75% Senior Notes due April 5, 2020. The proceeds were used to repay at maturity $140 million aggregate principal amount of its Series 2009A Floating Rate Senior Notes due June 28, 2010, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Gulf Power’s continuous construction program. In June 2010, Gulf Power incurred obligations in connection with the issuance of $21 million aggregate principal amount of the Development Authority of Monroe County, Georgia Pollution Control Revenue Bonds (Gulf Power Plant Scherer Project), First Series 2010. The proceeds were used to fund pollution control and environmental improvement facilities at Plant Scherer.
See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details regarding financing activities during the first six months of 2010.
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
     (b) Changes in internal controls.
There have been no changes in Southern Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter 2010 that have materially affected or are reasonably likely to materially affect Southern Company’s internal control over financial reporting other than as described in the next paragraph.
A new wholesale contract billing system was implemented in the second quarter 2010 for Georgia Power, Gulf Power, and Southern Power for specific wholesale contracts. This system replaces individual billing applications that were used to bill wholesale contracts. A new fuel procurement system was implemented in May 2010 for Alabama Power, Georgia Power, Gulf Power, and Mississippi Power.
The implementation of these systems provides additional operational and internal control benefits including system security and the automation of previously manual controls. These process improvement initiatives were not in response to an identified internal control deficiency.
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
     (b) Changes in internal controls.
There have been no changes in Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter 2010 that have materially affected or are reasonably likely to materially affect Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting, other than as described in the next paragraph.

In May 2010, Gulf Power implemented new general ledger, supply chain, and work management systems. A new wholesale contract billing system was implemented in the second quarter 2010 for Georgia Power, Gulf Power, and Southern Power for specific wholesale contracts. This system replaces individual billing applications that were used to bill wholesale contracts. A new fuel procurement system was implemented in May 2010 for Alabama Power, Georgia Power, Gulf Power, and Mississippi Power.
The implementation of these systems provides additional operational and internal control benefits including system security and the automation of previously manual controls. These process improvement initiatives were not in response to an identified internal control deficiency.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,221,865	$1,119,606	$2,397,874	$2,177,743
Wholesale revenues, non-affiliates	137,517	153,912	309,341	312,607
Wholesale revenues, affiliates	52,322	52,493	150,656	136,845
Other revenues	50,543	40,505	99,521	79,087

Total operating revenues	1,462,247	1,366,516	2,957,392	2,706,282

Operating Expenses:
Fuel	466,033	447,486	955,076	930,719
Purchased power, non-affiliates	12,718	26,123	30,601	41,667
Purchased power, affiliates	52,049	56,570	103,692	98,130
Other operations and maintenance	308,825	278,298	619,598	555,157
Depreciation and amortization	152,294	126,487	297,577	269,903
Taxes other than income taxes	81,458	82,039	163,331	162,320

Total operating expenses	1,073,377	1,017,003	2,169,875	2,057,896

Operating Income	388,870	349,513	787,517	648,386
Other Income and (Expense):
Allowance for equity funds used during construction	7,136	19,153	20,374	35,878
Interest income	3,976	4,148	8,014	8,270
Interest expense, net of amounts capitalized	(76,132)	(76,768)	(150,694)	(148,975)
Other income (expense), net	(5,189)	(4,491)	(11,690)	(10,863)

Total other income and (expense)	(70,209)	(57,958)	(133,996)	(115,690)

Earnings Before Income Taxes	318,661	291,555	653,521	532,696
Income taxes	118,884	105,357	241,130	190,366

Net Income	199,777	186,198	412,391	342,330
Dividends on Preferred and Preference Stock	9,866	9,866	19,732	19,732

Net Income After Dividends on Preferred and Preference Stock	$189,911	$176,332	$392,659	$322,598

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$189,911	$176,332	$392,659	$322,598
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(39), $(700), $(10), and $(1,586), respectively	(63)	(1,152)	(17)	(2,609)
Reclassification adjustment for amounts included in net income, net of tax of $(67), $1,178, $543, and $2,239, respectively	(111)	1,938	892	3,683

Total other comprehensive income (loss)	(174)	786	875	1,074

Comprehensive Income	$189,737	$177,118	$393,534	$323,672

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$412,391	$342,330
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	342,542	311,868
Deferred income taxes	123,648	5,182
Allowance for equity funds used during construction	(20,374)	(35,878)
Pension, postretirement, and other employee benefits	(16,596)	(16,568)
Stock based compensation expense	3,614	3,168
Other, net	(26,671)	680
Changes in certain current assets and liabilities —
-Receivables	(48,514)	206,523
-Fossil fuel stock	15,211	(59,418)
-Materials and supplies	(7,805)	(9,094)
-Other current assets	(48,541)	(62,618)
-Accounts payable	(88,154)	(133,138)
-Accrued taxes	(44,836)	25,199
-Accrued compensation	(21,023)	(56,429)
-Other current liabilities	(77,168)	18,302

Net cash provided from operating activities	497,724	540,109

Investing Activities:
Property additions	(483,493)	(641,598)
Distribution of restricted cash from pollution control revenue bonds	5,241	32,758
Nuclear decommissioning trust fund purchases	(84,057)	(124,057)
Nuclear decommissioning trust fund sales	84,057	124,057
Cost of removal, net of salvage	(15,708)	(13,004)
Change in construction payables	(27,552)	17,575
Other investing activities	(25,020)	(19,448)

Net cash used for investing activities	(546,532)	(623,717)

Financing Activities:
Increase (decrease) in notes payable, net	59,997	(24,995)
Proceeds —
Capital contributions from parent company	10,821	11,510
Pollution control revenue bonds	—	53,000
Senior notes issuances	—	500,000
Payment of preferred and preference stock dividends	(19,727)	(19,740)
Payment of common stock dividends	(271,350)	(261,400)
Other financing activities	1,028	(6,033)

Net cash provided from (used for) financing activities	(219,231)	252,342

Net Change in Cash and Cash Equivalents	(268,039)	168,734
Cash and Cash Equivalents at Beginning of Period	368,016	28,181

Cash and Cash Equivalents at End of Period	$99,977	$196,915

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7,941 and $15,005 capitalized for 2010 and 2009, respectively)	$125,212	$122,624
Income taxes (net of refunds)	$204,060	$203,248
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$99,977	$368,016
Restricted cash and cash equivalents	31,471	36,711
Receivables —
Customer accounts receivable	366,455	322,292
Unbilled revenues	166,593	134,875
Under recovered regulatory clause revenues	3,773	37,338
Other accounts and notes receivable	37,068	33,522
Affiliated companies	65,042	61,508
Accumulated provision for uncollectible accounts	(12,121)	(9,551)
Fossil fuel stock, at average cost	387,625	394,511
Materials and supplies, at average cost	333,856	326,074
Vacation pay	54,255	53,607
Prepaid expenses	188,453	111,320
Other regulatory assets, current	31,971	34,347
Other current assets	6,076	6,203

Total current assets	1,760,494	1,910,773

Property, Plant, and Equipment:
In service	19,668,405	18,574,229
Less accumulated provision for depreciation	6,752,418	6,558,864

Plant in service, net of depreciation	12,915,987	12,015,365
Nuclear fuel, at amortized cost	303,851	253,308
Construction work in progress	511,864	1,256,311

Total property, plant, and equipment	13,731,702	13,524,984

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	61,257	59,628
Nuclear decommissioning trusts, at fair value	475,516	489,795
Miscellaneous property and investments	70,028	69,749

Total other property and investments	606,801	619,172

Deferred Charges and Other Assets:
Deferred charges related to income taxes	412,681	387,447
Prepaid pension costs	150,777	132,643
Other regulatory assets, deferred	752,469	750,492
Other deferred charges and assets	224,551	198,582

Total deferred charges and other assets	1,540,478	1,469,164

Total Assets	$17,639,475	$17,524,093

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$300,000	$100,000
Notes payable	59,997	—
Accounts payable —
Affiliated	208,729	194,675
Other	197,549	328,400
Customer deposits	86,716	86,975
Accrued taxes —
Accrued income taxes	1,686	14,789
Other accrued taxes	75,017	31,918
Accrued interest	66,757	65,455
Accrued vacation pay	44,415	44,751
Accrued compensation	52,176	71,286
Liabilities from risk management activities	32,097	37,844
Over recovered regulatory clause revenues	103,103	181,565
Other current liabilities	53,495	40,020

Total current liabilities	1,281,737	1,197,678

Long-term Debt	5,882,547	6,082,489

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,400,633	2,293,468
Deferred credits related to income taxes	86,888	88,705
Accumulated deferred investment tax credits	160,751	164,713
Employee benefit obligations	386,697	387,936
Asset retirement obligations	504,017	491,007
Other cost of removal obligations	690,982	668,151
Other regulatory liabilities, deferred	127,646	169,224
Deferred over recovered regulatory clause revenues	16,874	22,060
Other deferred credits and liabilities	41,088	37,113

Total deferred credits and other liabilities	4,415,576	4,322,377

Total Liabilities	11,579,860	11,602,544

Redeemable Preferred Stock	341,715	341,715

Preference Stock	343,373	343,373

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,221,500	1,221,500
Paid-in capital	2,135,696	2,119,818
Retained earnings	2,021,839	1,900,526
Accumulated other comprehensive loss	(4,508)	(5,383)

Total common stockholder’s equity	5,374,527	5,236,461

Total Liabilities and Stockholder’s Equity	$17,639,475	$17,524,093

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2010 vs. SECOND QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$13.6	7.7	$70.1	21.7

Alabama Power’s net income after dividends on preferred and preference stock for the second quarter 2010 was $189.9 million compared to $176.3 million for the corresponding period in 2009. Alabama Power’s net income after dividends on preferred and preference stock for year-to-date 2010 was $392.7 million compared to $322.6 million for the corresponding period in 2009. The increases when compared to the corresponding periods in 2009 were primarily due to increases in rates under Rate Stabilization and Equalization Plan (Rate RSE) and Rate Certificated New Plant for environmental costs (Rate CNP Environmental) that took effect January 2010, warmer weather in the second quarter 2010 as well as significantly colder weather in the first quarter 2010, and increases in industrial sales. The increases in revenues were partially offset by increases in operations and maintenance expenses and depreciation and amortization and a reduction in AFUDC equity.
The increases in rates under Rate RSE and Rate CNP Environmental were offset by decreases in Rate ECR and the costs associated with the expiration of a PPA certificated by the Alabama PSC, resulting in an overall annual reduction in Alabama Power’s retail customer billing rates in 2010. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$102.3	9.2	$220.1	10.1

In the second quarter 2010, retail revenues were $1.22 billion compared to $1.12 billion for the corresponding period in 2009. For year-to-date 2010, retail revenues were $2.40 billion compared to $2.18 billion for the corresponding period in 2009.
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,119.6		$2,177.7
Estimated change in —
Rates and pricing	66.4	5.9	128.3	5.9
Sales growth (decline)	6.4	0.6	8.1	0.4
Weather	23.0	2.1	81.1	3.7
Fuel and other cost recovery	6.5	0.6	2.7	0.1

Retail – current year	$1,221.9	9.2%	$2,397.9	10.1%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2010 when compared to the corresponding periods in 2009 primarily due to Rate RSE and Rate CNP Environmental increases effective January 2010.
Revenues attributable to changes in sales increased in the second quarter 2010 when compared to the corresponding period in 2009. Industrial KWH energy sales increased 18.4% due to an increase in demand primarily in the chemicals and primary metals sectors. Weather-adjusted residential KWH energy sales increased 1.4% driven by an increase in demand. Weather-adjusted commercial KWH energy sales decreased 3.0% due to a decline in the number of customers and demand.
Revenues attributable to changes in sales increased year-to-date 2010 when compared to the corresponding period in 2009. Industrial KWH energy sales increased 14.4% due to an increase in demand primarily in the chemicals and primary metals sectors. Weather-adjusted residential KWH energy sales increased 2.0% driven by an increase in demand. Weather-adjusted commercial KWH energy sales decreased 2.0% driven by a decline in the number of customers.
Revenues resulting from changes in weather increased in the second quarter and for year-to-date 2010 as a result of warmer weather in the second quarter 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2010 when compared to the corresponding periods in 2009 primarily due to increases in fuel costs associated with increased generation. These increases were offset primarily by a decrease in costs associated with the expiration of a PPA certificated by the Alabama PSC and a reduction in the Rate Natural Disaster Reserve (NDR) customer billing rate as a result of achieving the target reserve balance. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(16.4)	(10.7)	$(3.3)	(1.0)

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the second quarter 2010, wholesale revenues from non-affiliates were $137.5 million compared to $153.9 million for the corresponding period in 2009. This decrease was primarily due to 25.2% decrease in KWH sales, partially offset by a 19.5% increase in the price of energy. In May 2010, the long-term unit power sales contracts expired and the unit power sales capacity revenues ceased, resulting in a $23.0 million revenue reduction. Beginning in June 2010, such capacity subject to the unit power sales contracts became available for retail service. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Operating Revenues” of Alabama Power in Item 7 of the Form 10-K for additional information.
For year-to-date 2010, the decrease in wholesale revenues from non-affiliates when compared to the corresponding period in 2009 was not material.
Wholesale Revenues – Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(0.2)	(0.3)	$13.9	10.1

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2010, the decrease in wholesale revenues from affiliates when compared to the corresponding period in 2009 was not material.
For year-to-date 2010, wholesale revenues from affiliates were $150.7 million compared to $136.8 million for the corresponding period in 2009. The increase was primarily due to a 6.2% increase in price and a 3.7% increase in KWH sales.
Other Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$10.0	24.8	$20.4	25.8

In the second quarter 2010, other revenues were $50.5 million compared to $40.5 million for the corresponding period in 2009. This increase was due to a $4.9 million increase in revenues from gas-fueled co-generation steam facilities as a

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
result of greater sales volume; a $3.1 million increase in transmission sales; and a $1.1 million increase in customer charges related to reconnection fees.
For year-to-date 2010, other revenues were $99.5 million compared to $79.1 million for the corresponding period in 2009. This increase was due to a $7.7 million increase in revenues from gas-fueled co-generation steam facilities as a result of greater sales volume; a $4.5 million increase in transmission sales; a $1.7 million increase in customer charges related to reconnection and late fees; a $1.2 million increase in pole attachment rentals; and a $1.1 million increase in miscellaneous service revenues.
Co-generation steam fuel revenues do not have a significant impact on earnings since they are generally offset by fuel expense.
Fuel and Purchased Power Expenses

	Second Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Second Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)

Fuel*	$18.6	4.1	$24.4	2.6
Purchased power – non-affiliates	(13.5)	(51.3)	(11.1)	(26.6)
Purchased power – affiliates	(4.5)	(8.0)	5.6	5.7

Total fuel and purchased power expenses	$0.6		$18.9

*	Fuel includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the second quarter and year-to-date 2010, the increase in total fuel and purchased power expenses, when compared to the corresponding periods in 2009, was not material.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR. See FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Alabama Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	2.82	2.78	1.4	2.81	2.85	(1.4)
Purchased power	6.19	6.01	3.0	6.65	6.06	9.7

In the second quarter and year-to-date 2010, the increase in fuel expense, when compared to the corresponding periods in 2009, was not material.
Non-Affiliates
In the second quarter 2010, purchased power expense from non-affiliates was $12.7 million compared to $26.2 million for the corresponding period in 2009. This decrease was primarily related to a 53.3% decrease in the amount of energy purchased.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, purchased power expense from non-affiliates was $30.6 million compared to $41.7 million for the corresponding period in 2009. This decrease was related to a 38.2% decrease in the amount of energy purchased, partially offset by an 18.9% increase in the average cost per KWH.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the second quarter 2010, the decrease in purchased power expense from affiliates when compared to the corresponding period in 2009 was not material. For year-to-date 2010, the increase in purchased power expense from affiliates when compared to the corresponding period in 2009 was not material.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$30.5	11.0	$64.4	11.6

In the second quarter 2010, other operations and maintenance expenses were $308.8 million compared to $278.3 million for the corresponding period in 2009. Steam production expenses increased $11.0 million due to environmental mandates (which are offset by revenues associated with Rate CNP Environmental) and maintenance costs related to increases in labor. Administrative and general expenses increased $10.5 million related to increases in affiliated service companies’ expenses and the injuries and damages reserve. Nuclear production expenses increased $4.7 million due to maintenance costs related to increases in labor.
For year-to-date 2010, other operations and maintenance expenses were $619.6 million compared to $555.2 million for the corresponding period in 2009. Steam production expenses increased $36.1 million due to scheduled outage costs, environmental mandates (which are offset by revenues associated with Rate CNP Environmental), and maintenance costs related to increases in labor and materials expenses. Administrative and general expenses increased $22.7 million due to increases in affiliated service companies’ expenses, the injuries and damages reserve, property insurance expenses, and labor, partially offset by a reduction in employee medical and other benefit-related expenses. Nuclear production expenses increased $4.0 million due to maintenance costs related to increases in labor.
Depreciation and Amortization

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$25.8	20.4	$27.7	10.3

In the second quarter 2010, depreciation and amortization was $152.3 million compared to $126.5 million for the corresponding period in 2009. This increase was due to additions of property, plant, and equipment primarily related to steam power, environmental mandates (which are offset by revenues associated with Rate CNP Environmental), and transmission projects.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, depreciation and amortization was $297.6 million compared to $269.9 million for the corresponding period in 2009. This increase was due to additions of property, plant, and equipment primarily related to environmental mandates (which are offset by revenues associated with Rate CNP Environmental), distribution, and transmission projects.
Allowance for Funds Used During Construction

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(12.0)	(62.7)	$(15.4)	(43.2)

In the second quarter 2010, AFUDC equity was $7.1 million compared to $19.1 million for the corresponding period in 2009. For year-to-date 2010, AFUDC equity was $20.4 million compared to $35.8 million for the corresponding period in 2009. These decreases were due to the completion of construction projects related to environmental mandates at generating facilities, partially offset by increases in nuclear facility and general plant projects.
Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$13.5	12.8	$50.8	26.7

In the second quarter 2010, income taxes were $118.9 million compared to $105.4 million for the corresponding period in 2009. For year-to-date 2010, income taxes were $241.1 million compared to $190.3 million for the corresponding period in 2009. These increases were primarily due to higher pre-tax earnings and a reduction of the tax benefits associated with a decrease in AFUDC equity.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. The plaintiffs have until August 26, 2010 to file a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On June 2, 2010, the EPA issued its final revisions to the National Ambient Air Quality Standard for SO2, including the establishment of a new short-term standard. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
On January 22, 2010, the EPA finalized revisions to the National Ambient Air Quality Standard for Nitrogen Dioxide (NO2) by setting a new one-hour standard that became effective on April 12, 2010. The impact of this regulation will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time. Although none of the areas within Alabama Power’s service territory are expected to be designated as nonattainment for the standard, based on current ambient air quality monitoring data, the new NO2 standard could result in significant additional compliance and operational costs for units that require new source permitting.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for information regarding the Clean Air Interstate Rule (CAIR). On August 2, 2010, the EPA published a proposed rule to replace CAIR, which was overturned by the U.S. Court of Appeals for the D.C. Circuit in 2008 but left in place pending the promulgation of a replacement rule. This proposed rule, referred to as the Transport Rule, would require 31 eastern states and the District of Columbia (D.C.) to reduce power plant emissions of SO2 and nitrogen oxides (NOx) that contribute to downwind states’ nonattainment of federal ozone and/or fine particulate matter ambient air quality standards. To address fine particulate matter standards, the proposed Transport Rule would require D.C. and 27 eastern states, including Alabama, to reduce annual emissions of SO2 and NOx from power plants. To address ozone standards,

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the proposed Transport Rule would also require D.C. and 25 states, including Alabama, to achieve additional reductions in NOx emissions from power plants during the ozone season. The proposed Transport Rule contains a “preferred option” that would allow limited interstate trading of emissions allowances; however, the EPA also requests comment on two alternative approaches that would not allow interstate trading of emissions allowances. The EPA states that it also intends to develop a second phase of the Transport Rule next year to address the more stringent ozone air quality standards as they are finalized. The EPA expects to finalize the Transport Rule in late spring of 2011 and to set the initial compliance deadline starting in 2012. The impact of this proposed regulation and potential future regulation will depend on its final form, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
These regulations could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Alabama Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, the final regulation could significantly alter the options available for beneficial reuse. The outcome of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on Alabama Power’s management, beneficial use, and disposal of such byproducts. These changes could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Alabama Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC and Alabama PSC Matters
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s over recovered fuel costs as of June 30, 2010 totaled $98.8 million as compared to $199.6 million at December 31, 2009. These over recovered fuel costs at June 30, 2010 are included in over recovered regulatory clause revenues and deferred over recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheets herein. The current and deferred classifications are based on estimates which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any return of the over recovered fuel costs.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Reserve” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Reserve” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery. At June 30, 2010, Alabama Power had an accumulated balance of $77.3 million in the target reserve for future storms, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred.
Hydro Relicensing
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters” of Alabama Power in Item 7 of the Form 10-K for information regarding Alabama Power’s applications to the FERC for new licenses for certain of its hydroelectric projects. On March 31, 2010, the FERC issued a new 30-year license for the Lewis Smith and Bankhead developments on the Warrior River. The new license authorizes Alabama Power to continue operating these facilities in a manner consistent with past operations. On April 30, 2010, a stakeholders group filed a request for rehearing of the FERC order issuing the new license. On May 27, 2010, the FERC granted the rehearing request for the limited purpose of allowing the FERC additional time to consider the substantive issues raised in the request. The rules of the FERC provide that if a request for rehearing is not acted upon within 30 days, it is deemed denied. The ultimate outcome of this matter cannot be determined at this time.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Alabama Power in Item 7 of the Form 10-K for additional information.
Healthcare Reform
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
Stimulus Funding
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009 (ARRA). This funding will be used for transmission and distribution automation and modernization projects. Alabama Power will receive, and will match, $65 million under this agreement.
On May 12, 2010, Alabama Power signed an agreement with the DOE formally accepting a $6 million grant under the ARRA. This funding will be used for hydro generation upgrades. The total upgrade project is expected to cost $30 million and Alabama Power plans to spend $24 million on the project.
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
The extent of coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has potential impacts on certain steam plant operations as well as potential significant economic impacts on the affected areas within Alabama Power’s service territory. The ultimate impact of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at June 30, 2010. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $497.7 million for the first six months of 2010, compared to $540.1 million for the corresponding period in 2009. The $42.4 million decrease in cash provided from operating activities was primarily due to less cash collections of regulatory clause revenues when compared to the prior year, partially offset by increases in net income and deferred income taxes. Net cash used for investing activities totaled $546.5 million in the first six months of 2010 primarily due to gross property additions related to steam generation equipment and construction payables. Net cash used for financing activities totaled $219.2 million for the first six months of 2010, compared to $252.3 million provided in the corresponding period in 2009. The $471.5 million decrease is primarily due to fewer issuances of securities and an increase in notes payable. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2010 include increases of $206.7 million in total property, plant, and equipment primarily due to increases in environmental-related equipment and nuclear fuel; $107.2 million in accumulated deferred income taxes; $77.1 million in prepaid expenses; $44.2 million in customer accounts receivable; $31.7 million in unbilled revenues; and $26.0 million in other deferred charges and assets.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $300 million will be required through June 30, 2011 to fund maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
requirements; changes in FERC rules and regulations; Alabama PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital

Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Alabama Power has primarily utilized funds from operating cash flows, short-term debt, security issuances, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at June 30, 2010 cash and cash equivalents of approximately $100 million and unused committed credit arrangements with banks of approximately $1.3 billion. Of the unused credit arrangements, $333 million expire in 2010, $173 million expire in 2011, and $765 million expire in 2012. Of the credit arrangements that expire in 2010, $333 million contain provisions allowing for one-year term loans executable at expiration. Alabama Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Alabama Power’s commercial paper borrowings and $744 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Subsequent to June 30, 2010, Alabama Power renewed a $200 million credit agreement which contains a provision allowing a one-year term loan executable at expiration and extended the expiration date to 2011. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. At June 30, 2010, Alabama Power had $60 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At June 30, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $2 million. At June 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $336 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power’s ability to access capital markets, particularly the short-term debt market.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Alabama Power’s market risk exposure relative to interest rate changes for the second quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness remains at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As such, Alabama Power had no material change in market risk exposure for the second quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2010 were as follows:

	Second Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(67)	$(44)
Contracts realized or settled	20	34
Current period changes(a)	2	(35)

Contracts outstanding at the end of the period, assets (liabilities), net	$(45)	$(45)

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three months and six months ended June 30, 2010 was an increase of $22 million and a decrease of $1 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At June 30, 2010, Alabama Power had a net hedge volume of 31 million mmBtu with a weighted average contract cost of approximately $1.47 per mmBtu above market prices, compared to 32 million mmBtu at March 31, 2010 with a weighted average contract cost of approximately $2.07 per mmBtu above market prices and 36 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.22 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the fuel cost recovery clause.
Regulatory hedges relate to Alabama Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2010 are as follows:

	June 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(45)	(32)	(13)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(45)	$(32)	$(13)	$—

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
Financing Activities
Alabama Power did not issue or redeem any securities during the six months ended June 30, 2010.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,826,411	$1,682,225	$3,617,985	$3,274,620
Wholesale revenues, non-affiliates	88,605	96,570	198,229	192,556
Wholesale revenues, affiliates	11,863	29,623	26,274	44,833
Other revenues	72,626	65,896	141,182	128,146

Total operating revenues	1,999,505	1,874,314	3,983,670	3,640,155

Operating Expenses:
Fuel	757,380	652,889	1,514,881	1,253,379
Purchased power, non-affiliates	83,843	70,817	165,541	132,770
Purchased power, affiliates	132,061	172,418	293,998	369,641
Other operations and maintenance	399,972	353,562	789,253	744,055
Depreciation and amortization	130,046	175,080	244,228	342,191
Taxes other than income taxes	85,166	81,008	165,640	157,256

Total operating expenses	1,588,468	1,505,774	3,173,541	2,999,292

Operating Income	411,037	368,540	810,129	640,863
Other Income and (Expense):
Allowance for equity funds used during construction	35,923	22,313	70,655	43,067
Interest income	382	(197)	795	1,033
Interest expense, net of amounts capitalized	(87,333)	(99,425)	(180,322)	(197,815)
Other income (expense), net	(1,665)	2,531	(7,213)	(4,189)

Total other income and (expense)	(52,693)	(74,778)	(116,085)	(157,904)

Earnings Before Income Taxes	358,344	293,762	694,044	482,959
Income taxes	115,810	99,682	209,182	162,310

Net Income	242,534	194,080	484,862	320,649
Dividends on Preferred and Preference Stock	4,346	4,346	8,691	8,691

Net Income After Dividends on Preferred and Preference Stock	$238,188	$189,734	$476,171	$311,958

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$238,188	$189,734	$476,171	$311,958
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(11), $(905), $(6), and $275, respectively	(17)	(1,435)	(9)	435
Reclassification adjustment for amounts included in net income, net of tax of $1,959, $2,427, $3,757, and $4,170, respectively	3,105	3,848	5,956	6,611

Total other comprehensive income (loss)	3,088	2,413	5,947	7,046

Comprehensive Income	$241,276	$192,147	$482,118	$319,004

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$484,862	$320,649
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	325,760	402,086
Deferred income taxes	85,220	54,721
Deferred revenues	(42,679)	(20,929)
Deferred expenses	17,653	20,523
Allowance for equity funds used during construction	(70,655)	(43,067)
Pension, postretirement, and other employee benefits	(10,197)	(11,543)
Hedge settlements	—	(16,167)
Insurance cash surrender value	—	23,041
Other, net	(26,623)	19,094
Changes in certain current assets and liabilities —
-Receivables	(146,893)	(126,080)
-Fossil fuel stock	59,474	(222,837)
-Prepaid income taxes	12,115	(20,298)
-Other current assets	(9,879)	(14,914)
-Accounts payable	80,057	120,228
-Accrued taxes	(104,101)	(74,291)
-Accrued compensation	13,061	(103,764)
-Other current liabilities	26,458	31,345

Net cash provided from operating activities	693,633	337,797

Investing Activities:
Property additions	(1,112,468)	(1,208,114)
Distribution of restricted cash from pollution control revenue bonds	—	15,566
Nuclear decommissioning trust fund purchases	(431,844)	(699,359)
Nuclear decommissioning trust fund sales	404,504	664,633
Nuclear decommissioning trust securities lending collateral	23,878	31,264
Cost of removal, net of salvage	(29,769)	(33,041)
Change in construction payables, net of joint owner portion	22,584	103,558
Other investing activities	4,667	12,646

Net cash used for investing activities	(1,118,448)	(1,112,847)

Financing Activities:
Increase (decrease) in notes payable, net	(8,033)	114,439
Proceeds —
Capital contributions from parent company	569,709	602,968
Senior notes issuances	950,000	500,000
Other long-term debt issuances	—	750
Redemptions —
Senior notes	(601,400)	(151,928)
Other long-term debt	(2,500)	—
Payment of preferred and preference stock dividends	(8,700)	(8,758)
Payment of common stock dividends	(410,000)	(369,450)
Other financing activities	(13,964)	(7,963)

Net cash provided from financing activities	475,112	680,058

Net Change in Cash and Cash Equivalents	50,297	(94,992)
Cash and Cash Equivalents at Beginning of Period	14,309	132,739

Cash and Cash Equivalents at End of Period	$64,606	$37,747

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $26,404 and $18,986 capitalized for 2010 and 2009, respectively)	$172,335	$167,890
Income taxes (net of refunds)	$95,814	$79,141
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$64,606	$14,309
Receivables —
Customer accounts receivable	596,015	486,885
Unbilled revenues	224,951	172,035
Under recovered regulatory clause revenues	177,265	291,837
Joint owner accounts receivable	137,400	146,932
Other accounts and notes receivable	61,281	62,758
Affiliated companies	32,906	11,775
Accumulated provision for uncollectible accounts	(10,130)	(9,856)
Fossil fuel stock, at average cost	666,792	726,266
Materials and supplies, at average cost	362,247	362,803
Vacation pay	74,291	74,566
Prepaid income taxes	108,523	132,668
Other regulatory assets, current	80,500	76,634
Other current assets	49,415	62,651

Total current assets	2,626,062	2,612,263

Property, Plant, and Equipment:
In service	25,931,241	25,120,034
Less accumulated provision for depreciation	9,731,877	9,493,068

Plant in service, net of depreciation	16,199,364	15,626,966
Nuclear fuel, at amortized cost	373,327	339,810
Construction work in progress	2,732,607	2,521,091

Total property, plant, and equipment	19,305,298	18,487,867

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	67,666	66,106
Nuclear decommissioning trusts, at fair value	579,520	580,322
Miscellaneous property and investments	38,225	38,516

Total other property and investments	685,411	684,944

Deferred Charges and Other Assets:
Deferred charges related to income taxes	692,440	608,851
Deferred under recovered regulatory clause revenues	479,896	373,245
Other regulatory assets, deferred	1,385,830	1,321,904
Other deferred charges and assets	197,930	205,492

Total deferred charges and other assets	2,756,096	2,509,492

Total Assets	$25,372,867	$24,294,566

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$403,898	$253,882
Notes payable	315,925	323,958
Accounts payable —
Affiliated	303,599	238,599
Other	659,546	602,003
Customer deposits	202,327	200,103
Accrued taxes —
Accrued income taxes	30,533	548
Unrecognized tax benefits	167,618	164,863
Other accrued taxes	171,328	290,174
Accrued interest	88,719	89,228
Accrued vacation pay	55,098	57,662
Accrued compensation	58,593	42,756
Liabilities from risk management activities	52,390	49,788
Other cost of removal obligations, current	108,000	216,000
Other regulatory liabilities, current	52,838	99,807
Other current liabilities	137,394	84,319

Total current liabilities	2,807,806	2,713,690

Long-term Debt	7,971,643	7,782,340

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,527,777	3,389,907
Deferred credits related to income taxes	131,218	133,683
Accumulated deferred investment tax credits	235,876	242,496
Employee benefit obligations	914,733	923,177
Asset retirement obligations	694,213	676,705
Other cost of removal obligations	119,709	124,662
Other deferred credits and liabilities	153,752	139,024

Total deferred credits and other liabilities	5,777,278	5,629,654

Total Liabilities	16,556,727	16,125,684

Preferred Stock	44,991	44,991

Preference Stock	220,966	220,966

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	5,167,490	4,592,350
Retained earnings	2,999,105	2,932,934
Accumulated other comprehensive loss	(14,885)	(20,832)

Total common stockholder’s equity	8,550,183	7,902,925

Total Liabilities and Stockholder’s Equity	$25,372,867	$24,294,566

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2010 vs. SECOND QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales given the effects of the recession, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, and fuel prices. Georgia Power is currently constructing two new nuclear and three new combined cycle generating units. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future. Georgia Power filed a general rate case on July 1, 2010, requesting a base rate increase effective January 1, 2011. On March 11, 2010, the Georgia PSC approved Georgia Power’s request to increase its fuel cost recovery rate effective April 1, 2010. Georgia Power is required to file its next fuel cost recovery case by March 1, 2011.
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$48.5	25.5	$164.2	52.6

Georgia Power’s net income after dividends on preferred and preference stock for the second quarter 2010 was $238.2 million compared to $189.7 million for the corresponding period in 2009. Georgia Power’s year-to-date 2010 net income after dividends on preferred and preference stock was $476.2 million compared to $312.0 million for the corresponding period in 2009. These increases were due primarily to higher residential base revenues resulting from warmer weather in the second quarter 2010 and significantly colder weather in the first quarter 2010, and the amortization of the regulatory liability related to other cost of removal obligations that began in July 2009 as authorized by the Georgia PSC. These increases were partially offset by increases in operation and maintenance expenses.
Retail Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$144.2	8.6	$343.4	10.5

In the second quarter 2010, retail revenues were $1.8 billion compared to $1.7 billion for the corresponding period in 2009. For year-to-date 2010, retail revenues were $3.6 billion compared to $3.3 billion for the corresponding period in 2009.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,682.2		$3,274.6
Estimated change in —
Rates and pricing	(25.2)	(1.5)	(27.7)	(0.8)
Sales growth (decline)	26.1	1.6	40.1	1.2
Weather	29.6	1.8	77.6	2.4
Fuel cost recovery	113.7	6.8	253.4	7.7

Retail – current year	$1,826.4	8.7%	$3,618.0	10.5%

Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2010 when compared to the corresponding periods in 2009 due to lower contributions from market-driven rates for sales to industrial customers, partially offset by increased recognition of environmental compliance cost recovery revenues in accordance with the 2007 Retail Rate Plan.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2010 when compared to the corresponding periods in 2009. Weather-adjusted residential KWH sales increased 2.0%, weather-adjusted commercial KWH sales decreased 0.1%, and weather-adjusted industrial KWH sales increased 10.4% in the second quarter 2010 when compared to the corresponding period in 2009. Weather-adjusted residential KWH sales increased 1.6%, weather-adjusted commercial KWH sales increased 0.4%, and weather-adjusted industrial KWH sales increased 7.5% year-to-date 2010 when compared to the corresponding period in 2009.
Revenues resulting from changes in weather increased in the second quarter and year-to-date 2010 as a result of warmer weather in the second quarter 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased $113.7 million in the second quarter 2010 and $253.4 million for year-to-date 2010 when compared to the corresponding periods in 2009 due to the increase in the fuel cost recovery rate effective April 1, 2010. See Note (B) to the Condensed Financial Statements under “Retail Regulatory Matters — Fuel Cost Recovery” herein for additional information.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$(8.0)	(8.2)	$5.6	2.9

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and the availability of Southern Company system generation.
In the second quarter 2010, wholesale revenues from non-affiliates were $88.6 million compared to $96.6 million in the corresponding period in 2009. This decrease was due to a 23.9% decrease in KWH sales due to lower demand because the market cost of available energy was lower than the cost of Georgia Power-owned generation.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, wholesale revenues from non-affiliates were $198.2 million compared to $192.6 million in the corresponding period in 2009. This increase was due to higher capacity revenues of $7.9 million related to increased contributions from the environmental control component of market-based wholesale rates, partially offset by an 8.9% decrease in KWH sales due to lower demand because the market cost of available energy was lower than the cost of Georgia Power-owned generation.
Wholesale Revenues – Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$(17.7)	(60.0)	$(18.5)	(41.4)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2010, wholesale revenues from affiliates were $11.9 million compared to $29.6 million for the corresponding period in 2009. For year-to-date 2010, wholesale revenues from affiliates were $26.3 million compared to $44.8 million for the corresponding period in 2009. These decreases were due to a 54.9% decrease and a 37.7% decrease in KWH sales due to lower demand in the second quarter 2010 and year-to-date 2010, respectively, because the market cost of available energy was lower than the cost of Georgia Power-owned generation.
Other Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$6.7	10.2	$13.1	10.2

In the second quarter 2010, other revenues were $72.6 million compared to $65.9 million for the corresponding period in 2009. This increase was primarily due to a $3.4 million increase in transmission revenues due to the increased usage of Georgia Power’s transmission system by non-affiliated companies and an increase of $1.3 million in outdoor lighting revenues.
For year-to-date 2010, other revenues were $141.2 million compared to $128.1 million for the corresponding period in 2009. This increase was due to a $6.3 million increase in transmission revenues due to the increased usage of Georgia Power’s transmission system by non-affiliated companies, an increase of $1.8 million in pole attachment and equipment rental revenue, and an increase of $1.4 million in outdoor lighting revenues.
Fuel and Purchased Power Expenses

	Second Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Second Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$104.5	16.0	$261.5	20.9
Purchased power — non-affiliates	13.0	18.4	32.7	24.7
Purchased power — affiliates	(40.3)	(23.4)	(75.6)	(20.5)

Total fuel and purchased power expenses	$77.2		$218.6

*	Fuel includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2010, total fuel and purchased power expenses were $973.3 million compared to $896.1 million in the corresponding period in 2009. This increase was primarily due to a $79.4 million increase in the average cost of fuel and purchased power.
For year-to-date 2010, total fuel and purchased power expenses were $2.0 billion compared to $1.8 billion in the corresponding period in 2009. This increase was due to a $179.5 million increase in the average cost of fossil and nuclear fuel and $39.1 million related to higher KWHs generated primarily due to higher customer demand as a result of significantly colder weather in the first quarter 2010 and warmer weather in the second quarter 2010.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “Georgia PSC Matters — Retail Fuel Cost Recovery” herein for additional information.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.75	3.40	10.3	3.76	3.32	13.3
Purchased power	5.96	5.63	5.9	6.16	5.99	2.8

In the second quarter 2010, fuel expense was $757.4 million compared to $652.9 million in the corresponding period in 2009. This increase was due to a 10.3% increase in the average cost of fuel per KWH and a 9.5% increase of KWHs generated as a result of higher KWH demand.
For year-to-date 2010, fuel expense was $1.5 billion compared to $1.3 billion in the corresponding period in 2009. This increase was due to a 13.3% increase in the average cost of fuel per KWH and a 9.9% increase of KWHs generated as a result of higher KWH demand.
Non-Affiliates
In the second quarter 2010, purchased power expense from non-affiliates was $83.8 million compared to $70.8 million in the corresponding period in 2009. This increase was due to a 41.3% increase in the average cost per KWH purchased reflecting additional tolling agreements associated with PPAs that went into effect in June 2009, partially offset by an 8.8% decrease in the volume of KWHs purchased.
For year-to-date 2010, purchased power expense from non-affiliates was $165.5 million compared to $132.8 million in the corresponding period in 2009. This increase was due to a 40.5% increase in the average cost per KWH purchased reflecting additional tolling agreements associated with PPAs that went into effect in June 2009, partially offset by a 4.8% decrease in the volume of KWHs purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the second quarter 2010, purchased power expense from affiliates was $132.1 million compared to $172.4 million in the corresponding period in 2009. This decrease was due to a 5.6% decrease in the average cost per KWH purchased following the expiration of a PPA in December 2009 and a 20.5% decrease in the volume of KWHs purchased.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, purchased power expense from affiliates was $294.0 million compared to $369.6 million in the corresponding period in 2009. This decrease was due to a 7.7% decrease in the average cost per KWH purchased and a 12.4% decrease in the volume of KWHs purchased following the expiration of a PPA in December 2009.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$46.4	13.1	$45.2	6.1

In the second quarter 2010, other operations and maintenance expenses were $400.0 million compared to $353.6 million in the corresponding period in 2009. This increase was due to increases of $29.0 million in power generation, $14.6 million in transmission and distribution, and $5.9 million in customer accounting, service, and sales primarily due to cost containment efforts as a result of the economic conditions in 2009.
For year-to-date 2010, other operations and maintenance expenses were $789.3 million compared to $744.1 million in the corresponding period in 2009. This increase was due to increases of $45.8 million in power generation and $20.1 million in transmission and distribution due to cost containment efforts as a result of the economic conditions in 2009, partially offset by a decrease of $21.4 million in administrative and general expenses primarily due to a charge in the first quarter 2009 in connection with a voluntary attrition plan under which 579 employees elected to resign their positions effective March 31, 2009.
Depreciation and Amortization

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$(45.0)	(25.7)	$(98.0)	(28.6)

In the second quarter 2010, depreciation and amortization was $130.1 million compared to $175.1 million in the corresponding period in 2009. This decrease was due to the amortization of $54 million of the regulatory liability related to the other cost of removal obligations as authorized by the Georgia PSC, partially offset by depreciation on additional plant in service related to transmission, distribution, and environmental projects.
For year-to-date 2010, depreciation and amortization was $244.2 million compared to $342.2 million in the corresponding period in 2009. This decrease was due to the amortization of $114.3 million of the regulatory liability related to the other cost of removal obligations as authorized by the Georgia PSC, partially offset by depreciation on additional plant in service related to transmission, distribution, and environmental projects.
See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Georgia PSC Matters — Rate Plans” herein for additional information on the amortization of the other cost of removal regulatory liability, which became effective in July 2009.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$4.2	5.1	$8.3	5.3

In the second quarter 2010, taxes other than income taxes were $85.2 million compared to $81.0 million in the corresponding period in 2009. For year-to-date 2010, taxes other than income taxes were $165.6 million compared to $157.3 million in the corresponding period in 2009. These increases were due to higher municipal franchise fees resulting from increased retail revenues in the second quarter and year-to-date 2010.
Allowance for Funds Used During Construction

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$13.6	61.0	$27.6	64.1

In the second quarter 2010, AFUDC equity was $35.9 million compared to $22.3 million in the corresponding period in 2009. For year-to-date 2010, AFUDC equity was $70.7 million compared to $43.1 million in the corresponding period in 2009. These increases were due to the increase in construction work in progress balances related to three new combined cycle units at Plant McDonough, two new nuclear generating units at Plant Vogtle, and ongoing environmental and transmission projects.
Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$16.1	16.2	$46.9	28.9

In the second quarter 2010, income taxes were $115.8 million compared to $99.7 million in the corresponding period in 2009. This increase was due to higher pre-tax earnings, partially offset by increased state investment tax credits and non-taxable AFUDC equity.
For year-to-date 2010, income taxes were $209.2 million compared to $162.3 million in the corresponding period in 2009. This increase was due to higher pre-tax earnings, partially offset by a decrease in uncertain tax positions related to state income tax credits that remain subject to litigation and an increase in non-taxable AFUDC equity and state investment tax credits.
See FUTURE EARNINGS POTENTIAL — “Income Tax Matters” herein and Notes 3 and 5 to the financial statements of Georgia Power under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, in Item 8 of the Form 10-K, and Note (B) to the Condensed Financial Statements under “Income Tax Matters — Georgia State Income Tax Credits” and Note (G) to the Condensed Financial Statements under “Effective Tax Rate” and “Unrecognized Tax Benefits” herein for additional information.
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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — New York Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters — Carbon Dioxide Litigation — New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. The plaintiffs have until August 26, 2010 to file a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Georgia Power in Item 7 of the Form 10-K for information regarding the Industrial Boiler Maximum Achievable Control Technology regulations. On April 29, 2010, the EPA issued a proposed rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers. The EPA is required to finalize the rules by December 16, 2010. The impact of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Georgia Power in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On June 2, 2010, the EPA issued its final revisions to the National Ambient Air Quality Standard for SO2, including the establishment of a new short-term standard. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
On January 22, 2010, the EPA finalized revisions to the National Ambient Air Quality Standard for Nitrogen Dioxide (NO2) by setting a new one-hour standard that became effective on April 12, 2010. The impact of this regulation will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time. Although none of the areas within Georgia Power’s service territory are expected to be designated as nonattainment for the standard, based on current ambient air quality monitoring data, the new NO2 standard could result in significant additional compliance and operational costs for units that require new source permitting.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Georgia Power in Item 7 of the Form 10-K for information regarding the Clean Air Interstate Rule (CAIR). On August 2, 2010, the EPA published a proposed rule to replace CAIR, which was overturned by the U.S. Court of Appeals for the D.C. Circuit in 2008 but left in place pending the promulgation of a replacement rule. This proposed rule, referred to as the Transport Rule, would require 31 eastern states and the District of Columbia (D.C.) to reduce power plant emissions of SO2 and nitrogen oxides (NOx) that contribute to downwind states’ nonattainment of federal ozone and/or fine particulate matter ambient air quality standards. To address fine particulate matter standards, the proposed Transport Rule would require D.C. and 27 eastern states, including Georgia, to reduce annual emissions of SO2 and NOx from power plants. To address ozone standards, the proposed Transport Rule would also require D.C. and 25 states, including Georgia, to achieve additional reductions in NOx emissions from power plants during the ozone season. The proposed Transport Rule contains a “preferred option” that would allow limited interstate trading of emissions allowances; however, the EPA also requests comment on two alternative approaches that would not allow interstate trading of emissions allowances. The EPA states that it also intends to develop a second phase of the Transport Rule next year to address the more stringent ozone air quality standards as they are finalized. The EPA expects to finalize the Transport Rule in late spring of 2011 and to set the initial compliance deadline starting in 2012. The impact of this proposed regulation and potential future regulation will depend on its final form, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
These regulations could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Coal Combustion Byproducts” of Georgia Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, the final regulation could significantly alter the options available for beneficial reuse. The outcome of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time. However, additional

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
regulation of coal combustion byproducts could have a significant impact on Georgia Power’s management, beneficial use, and disposal of such byproducts. These changes could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Global Climate Issues” of Georgia Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
Georgia PSC Matters
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Georgia Power’s fuel cost recovery. As of June 30, 2010, Georgia Power had a total under recovered fuel cost balance of approximately $657.2 million compared to $665.1 million at December 31, 2009. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.
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
Rate Plans
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Rate Plans” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On August 27, 2009, the Georgia PSC approved an accounting order that would allow Georgia Power to amortize up to $324 million of its regulatory liability related to other cost of removal obligations. Under the terms of the accounting order, Georgia Power was entitled to amortize up to one-third of the regulatory liability ($108 million) in 2009, limited to the amount needed to earn no more than a 9.75% retail return on equity (ROE). In addition, Georgia Power may amortize up to two-thirds of the regulatory liability ($216 million) in 2010, limited to the amount needed to earn no more than a 10.15% retail ROE. Through June 30, 2010, Georgia Power had amortized $155.3 million of the regulatory liability and currently expects to amortize the remaining allowed $108 million by December 31, 2010.
In accordance with the 2007 Retail Rate Plan, Georgia Power filed a base rate case with the Georgia PSC on July 1, 2010. The filing includes a requested rate increase totaling $615 million, or 8.2% of retail revenues, to be effective January 1, 2011 based on a proposed retail ROE of 11.95%. The requested increase will be recovered through Georgia Power’s existing base rate tariffs as follows: $451 million, or 6.0%, through the traditional base rate tariffs; $115 million, or 1.5%, through the Environmental Compliance Cost Recovery (ECCR) tariff; $32 million through the Demand Side Management (DSM) tariffs; and $17 million through the Municipal Franchise Fee (MFF) tariff. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase includes recovery of higher operation, maintenance, and other investment costs to meet the current and future demand for electricity.
Unlike rate plans based on traditional one-year test periods, the 2007 Retail Rate Plan was designed to operate for the three-year period ending December 31, 2010. The 2010 rate case request includes proposed enhancements to the structure of the 2007 Retail Rate Plan to fit the current economic climate, including a process of annual tariff compliance reviews that would allow it to continue to operate for multiple years (Proposed Alternate Rate Plan). The primary points of the Proposed Alternate Rate Plan include:
▪	Continuation of a plus or minus 100 basis point range for ROE.

▪	Creation of an Adjustable Cost Recovery (ACR) tariff. If approved, beginning with an effective date of January 1, 2012, the ACR will work to maintain Georgia Power’s earnings within the ROE band established by the Georgia PSC in this case. If Georgia Power’s earnings projected for the upcoming year are within the ROE band, no adjustment under the ACR tariff will be requested. If Georgia Power’s earnings projected for the upcoming year are outside (either above or below) the approved ROE band, the ACR tariff will be used to adjust projected earnings back to the mid-point of the approved ROE band.

The ACR tariff would also return to the sharing mechanism used prior to the 2007 Retail Rate Plan whereby two-thirds of any actual earnings for the previous year above the approved ROE band would be refunded to customers, with the remaining one-third retained by Georgia Power as incentive to manage expenses and operate as efficiently as possible. In addition, if earnings are below the approved ROE band, Georgia Power would accept one-third of the shortfall and retail customers would be responsible for the remaining two-thirds.

▪	Creation of a new Certified Capacity Cost Recovery (CCCR) tariff to recover costs related to new capacity additions certified by the Georgia PSC and updated through applicable project construction monitoring reports and hearings.

▪	Continuation and enhancement of the ECCR and DSM-Residential tariffs from the 2007 Retail Rate Plan and creation of a DSM-Commercial tariff to recover environmental capital and operating costs resulting from governmental mandates and DSM costs approved and certified by the Georgia PSC.

▪	Implementation of an annual review of the MFF tariff to adjust for changes in relative gross receipts between customers served inside and outside municipal boundaries.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
These proposed enhancements would become effective in 2012 with revenue requirements for each tariff updated through separate compliance filings based on Georgia Power’s budget for the upcoming year. Based on Georgia Power’s 2010 budget, earnings are currently projected to be slightly below the proposed ROE band in 2012 and within the band in 2013. However, updated budgets and revenue forecasts may eliminate, increase or decrease the need for an ACR tariff adjustment in either year. In addition, Georgia Power currently estimates the ECCR tariff would increase by $120 million in 2012 and would decrease by $12 million in 2013. The CCCR tariff would begin recovering the costs of Plant McDonough Units 4, 5, and 6 with increases of $99 million in February 2012, $77 million in June 2012, and $76 million in February 2013. The DSM tariffs would increase by $17 million in 2012 and $18 million in 2013 to reflect the terms of the stipulated agreement in Georgia Power’s 2010 DSM Certification proceeding. Amounts recovered under the MFF tariff are based on amounts recovered under all other tariffs.
Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2010. The final outcome of this matter cannot now be determined.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Legislation” of Georgia Power in Item 7 of the Form 10-K for additional information.
Healthcare Reform
On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Georgia Power has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date; however, as a result of state regulatory treatment, this change had no material impact on the financial statements of Georgia Power. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Georgia Power cannot be determined at this time.
Stimulus Funding
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding will be used for transmission and distribution automation and modernization projects. Georgia Power will receive, and will match, $51 million under this agreement.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Matters
Georgia State Income Tax Credits
Georgia Power’s 2005 through 2008 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. On April 30, 2010, the Georgia Department of Revenue filed its notice of appeal with the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, no material impact on net income is expected as a significant portion of any tax benefit is expected to be returned to retail customers. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Georgia Power’s cash flow. See Note 5 to the financial statements of Georgia Power under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot now be determined.
Construction
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Construction — Nuclear” of Georgia Power in Item 7 of the Form 10-K for information regarding construction of two additional nuclear units on the site of Plant Vogtle (Plant Vogtle Units 3 and 4).
In June 2009, the Southern Alliance for Clean Energy (SACE) filed a petition in the Superior Court of Fulton County, Georgia seeking review of the Georgia PSC’s certification order and challenging the constitutionality of the Georgia Nuclear Financing Act. On May 5, 2010, the court dismissed as premature the plaintiffs’ claim challenging the Georgia Nuclear Energy Financing Act. The dismissal of the claim related to the Georgia Nuclear Energy Financing Act is subject to appeal and the plaintiffs are expected to re-file this claim in the future. In addition, on May 5, 2010, the court issued an order remanding the Georgia PSC’s certification order for inclusion of further findings of fact and conclusions of law by the Georgia PSC. In compliance with the court’s order, the Georgia PSC issued its order on remand to include further findings of fact and conclusions of law on June 23, 2010. On July 5, 2010, the SACE and the Fulton County Taxpayers Foundation, Inc. filed separation motions with the Georgia PSC for reconsideration of the order on remand.
In August 2009 and June 2010, the NRC issued letters to Westinghouse revising the review schedules needed to certify the AP1000 standard design for new reactors in response to concerns related to the availability of adequate information and the shield building design. The shield building protects the containment and provides structural support to the containment cooling water supply. Georgia Power is continuing to work with Westinghouse and the NRC to resolve these concerns. Any possible delays in the AP1000 design certification schedule, including those addressed by the NRC in their letters, are not currently expected to affect the projected commercial operation dates for Plant Vogtle Units 3 and 4.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Construction
In August 2009, Georgia Power filed its quarterly construction monitoring report for Plant McDonough Units 4, 5, and 6 for the quarter ended June 30, 2009. In September 2009, Georgia Power amended the report. As amended, the report included a request for an increase in the certified costs to construct Plant McDonough. On February 24, 2010, Georgia Power reached a stipulation agreement with the Georgia PSC staff that was approved by the Georgia PSC on March 16, 2010. The stipulation resolves the June 30, 2009 construction monitoring report, including the approval of actual expenditures and the requested increase in the certified amount.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at June 30, 2010. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $693.6 million for the first six months of 2010, compared to $337.8 million for the corresponding period in 2009. The $355.8 million increase in cash provided from operating activities in the first six months of 2010 is primarily due to a $164.2 million increase in net income and fuel inventory reductions in 2010. Net cash used for investing activities totaled $1.1 billion primarily due to gross property additions to utility plant in the first six months of 2010. Net cash provided from financing activities totaled $475.1 million for the first six months of 2010, compared to $680.1 million for the corresponding period in 2009. The $205.0 million decrease is primarily due to higher issuance of short-term debt in 2009 and higher common stock dividends in 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2010 include an increase of $817.4 million in total property, plant, and equipment, an increase of $189.3 million in long-term debt to replace short-term debt and provide funds for Georgia Power’s continuous construction program, and an increase in paid in capital of $575.1 million reflecting equity contributions from Southern Company.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $403.9 million will be required through June 30, 2011 to fund maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
On June 18, 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
not exceed 70% of eligible project costs, or approximately $3.4 billion, and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to receipt of the combined construction and operating license for Plant Vogtle Units 3 and 4 from the NRC, negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. There can be no assurance that the DOE will issue loan guarantees for Georgia Power.
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at June 30, 2010 cash and cash equivalents of approximately $64.6 million and unused committed credit arrangements with banks of approximately $1.7 billion. Of the unused credit arrangements, $40.0 million expire in 2010, $555.0 million expire in 2011, and $1.1 billion expire in 2012. Of the credit arrangements that expire in 2010 and 2011, $40.0 million contain provisions allowing two-year term loans executable at expiration and $220.0 million contain provisions allowing one-year term loans executable at expiration. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Georgia Power’s commercial paper program and approximately $901 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Subsequent to June 30, 2010, Georgia Power renewed a $40 million credit agreement which contains a provision allowing a two-year term loan executable at expiration and extended the expiration date to 2011. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At June 30, 2010, Georgia Power had approximately $313 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At June 30, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $29 million. At June 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.5 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Georgia Power’s ability to access capital markets, particularly the short-term debt market.
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
On June 17, 2010, Moody’s placed the issuer and long-term debt ratings of Georgia Power (A2 senior unsecured) on review for a possible downgrade. Moody’s also placed the P-1 short-term rating of a Southern Company financing subsidiary that issues commercial paper for the benefit of Georgia Power and other Southern Company subsidiaries on review for a possible downgrade. In addition, Moody’s placed the preferred stock and variable rate demand obligation

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ratings of Georgia Power (Baa1 and VMIG1) on review for a possible downgrade. Moody’s announced that it did not expect the review to result in more than a one notch downgrade of any of these ratings. The ultimate outcome of this matter cannot be determined at this time.
Market Price Risk
Georgia Power’s market risk exposure relative to interest rate changes for the second quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. As such, Georgia Power had no material change in market risk exposure for the second quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2010 were as follows:

	Second Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value

	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(125)	$(75)
Contracts realized or settled	31	50
Current period changes(a)	1	(68)

Contracts outstanding at the end of the period, assets (liabilities), net	$(93)	$(93)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2010 was an increase of $32 million and a decrease of $18 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At June 30, 2010, Georgia Power had a net hedge volume of 67 million mmBtu with a weighted average contract cost of approximately $1.40 per mmBtu above market prices, compared to 68 million mmBtu at March 31, 2010 with a weighted average contract cost of approximately $1.85 per mmBtu above market prices and compared to 65 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.16 per mmBtu above market prices. The natural gas hedges are recovered through the fuel cost recovery mechanism.
Regulatory hedges relate to Georgia Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism.
Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2010 are as follows:

	June 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(93)	(52)	(41)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(93)	$(52)	$(41)	$—

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
In the second quarter 2010, Georgia Power issued $600 million aggregate principal amount of Series 2010B 5.40% Senior Notes due June 1, 2040. The net proceeds from the sale of the Series 2010B Senior Notes were used for the redemption of all of $200 million aggregate principal amount of Georgia Power’s Series R 6.00% Senior Notes due October 15, 2033 and all of $150 million aggregate principal amount of Georgia Power’s Series O 5.90% Senior Notes due April 15, 2033, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$320,109	$290,050	$624,859	$528,441
Wholesale revenues, non-affiliates	26,916	22,700	54,830	44,666
Wholesale revenues, affiliates	40,873	10,727	50,391	16,087
Other revenues	15,273	17,618	29,803	36,185

Total operating revenues	403,171	341,095	759,883	625,379

Operating Expenses:
Fuel	195,452	156,195	348,164	271,748
Purchased power, non-affiliates	14,409	6,051	21,844	10,489
Purchased power, affiliates	11,030	13,240	31,443	28,621
Other operations and maintenance	64,606	64,983	135,024	137,474
Depreciation and amortization	28,548	23,317	56,619	46,376
Taxes other than income taxes	24,060	22,989	49,293	45,437

Total operating expenses	338,105	286,775	642,387	540,145

Operating Income	65,066	54,320	117,496	85,234
Other Income and (Expense):
Allowance for equity funds used during construction	1,695	5,707	3,080	10,525
Interest income	39	85	56	294
Interest expense, net of amounts capitalized	(13,137)	(9,907)	(24,522)	(19,739)
Other income (expense), net	(351)	(487)	(884)	(1,103)

Total other income and (expense)	(11,754)	(4,602)	(22,270)	(10,023)

Earnings Before Income Taxes	53,312	49,718	95,226	75,211
Income taxes	19,445	15,899	34,508	23,299

Net Income	33,867	33,819	60,718	51,912
Dividends on Preference Stock	1,550	1,550	3,101	3,101

Net Income After Dividends on Preference Stock	$32,317	$32,269	$57,617	$48,811

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$32,317	$32,269	$57,617	$48,811
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $412, $-, $(542), and $-, respectively	655	—	(863)	—
Reclassification adjustment for amounts included in net income, net of tax of $91, $104, $196, and $209, respectively	146	167	312	334

Total other comprehensive income (loss)	801	167	(551)	334

Comprehensive Income	$33,118	$32,436	$57,066	$49,145

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$60,718	$51,912
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	59,786	48,831
Deferred income taxes	6,192	(10,224)
Allowance for equity funds used during construction	(3,080)	(10,525)
Pension, postretirement, and other employee benefits	1,487	(597)
Stock based compensation expense	813	637
Hedge settlements	1,530	—
Other, net	(421)	(1,759)
Changes in certain current assets and liabilities —
-Receivables	(61,159)	(3,606)
-Fossil fuel stock	(5,088)	(50,999)
-Materials and supplies	457	(459)
-Prepaid income taxes	1,579	416
-Property damage cost recovery	22	10,816
-Other current assets	1,324	1,319
-Accounts payable	21,861	(1,002)
-Accrued taxes	26,345	13,591
-Accrued compensation	(157)	(9,347)
-Other current liabilities	11,193	10,640

Net cash provided from operating activities	123,402	49,644

Investing Activities:
Property additions	(137,133)	(240,336)
Investment in restricted cash from pollution control revenue bonds	—	(49,188)
Distribution of restricted cash from pollution control revenue bonds	6,161	11,417
Cost of removal, net of salvage	(8,241)	(5,439)
Construction payables	(18,694)	9,661
Payments pursuant to long-term service agreements	(2,294)	(3,514)
Other investing activities	(187)	139

Net cash used for investing activities	(160,388)	(277,260)

Financing Activities:
Decrease in notes payable, net	(2,692)	(73,944)
Proceeds —
Common stock issued to parent	50,000	135,000
Capital contributions from parent company	2,167	1,897
Pollution control revenue bonds	21,000	130,400
Senior notes	175,000	140,000
Redemptions —
Senior notes	(140,305)	(722)
Payment of preference stock dividends	(3,101)	(3,101)
Payment of common stock dividends	(52,150)	(44,650)
Other financing activities	(2,105)	(1,547)

Net cash provided from financing activities	47,814	283,333

Net Change in Cash and Cash Equivalents	10,828	55,717
Cash and Cash Equivalents at Beginning of Period	8,677	3,443

Cash and Cash Equivalents at End of Period	$19,505	$59,160

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,228 and $4,195 capitalized for 2010 and 2009, respectively)	$19,542	$19,502
Income taxes (net of refunds)	$12,463	$25,642
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$19,505	$8,677
Restricted cash and cash equivalents	185	6,347
Receivables —
Customer accounts receivable	86,031	64,257
Unbilled revenues	71,966	60,414
Under recovered regulatory clause revenues	12,961	4,285
Other accounts and notes receivable	10,763	4,107
Affiliated companies	18,175	7,503
Accumulated provision for uncollectible accounts	(1,983)	(1,913)
Fossil fuel stock, at average cost	187,898	183,619
Materials and supplies, at average cost	43,113	38,478
Other regulatory assets, current	19,167	19,172
Prepaid expenses	12,423	44,760
Other current assets	971	3,634

Total current assets	481,175	443,340

Property, Plant, and Equipment:
In service	3,537,498	3,430,503
Less accumulated provision for depreciation	1,024,948	1,009,807

Plant in service, net of depreciation	2,512,550	2,420,696
Construction work in progress	182,235	159,499

Total property, plant, and equipment	2,694,785	2,580,195

Other Property and Investments	16,112	15,923

Deferred Charges and Other Assets:
Deferred charges related to income taxes	44,523	39,018
Other regulatory assets, deferred	212,385	190,971
Other deferred charges and assets	26,741	24,160

Total deferred charges and other assets	283,649	254,149

Total Assets	$3,475,721	$3,293,607

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$110,000	$140,000
Notes payable	86,041	90,331
Accounts payable —
Affiliated	71,971	47,421
Other	62,045	80,184
Customer deposits	34,730	32,361
Accrued taxes —
Accrued income taxes	15,911	1,955
Other accrued taxes	19,521	7,297
Accrued interest	11,111	10,222
Accrued compensation	9,180	9,337
Other regulatory liabilities, current	27,311	22,416
Liabilities from risk management activities	9,506	9,442
Other current liabilities	16,947	20,092

Total current liabilities	474,274	471,058

Long-term Debt	1,063,618	978,914

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	307,752	297,405
Accumulated deferred investment tax credits	8,881	9,652
Employee benefit obligations	109,924	109,271
Other cost of removal obligations	194,244	191,248
Other regulatory liabilities, deferred	41,622	41,399
Other deferred credits and liabilities	115,065	92,370

Total deferred credits and other liabilities	777,488	741,345

Total Liabilities	2,315,380	2,191,317

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - June 30, 2010: 3,642,717 shares
- December 31, 2009: 3,142,717 shares	303,060	253,060
Paid-in capital	537,712	534,577
Retained earnings	224,584	219,117
Accumulated other comprehensive loss	(3,013)	(2,462)

Total common stockholder’s equity	1,062,343	1,004,292

Total Liabilities and Stockholder’s Equity	$3,475,721	$3,293,607

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2010 vs. SECOND QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$-	N/M	$8.8	18.0

N/M-Not Meaningful
Gulf Power’s net income after dividends on preference stock for the second quarter 2010 was $32.3 million compared to $32.3 million for the corresponding period in 2009. Gulf Power’s net income after dividends on preference stock for year-to-date 2010 was $57.6 million compared to $48.8 million for the corresponding period in 2009. The increase was primarily due to significantly colder weather in the first quarter 2010, partially offset by a decline in sales.
Retail Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$30.0	10.4	$96.5	18.2

In the second quarter 2010, retail revenues were $320.1 million compared to $290.1 million for the corresponding period in 2009. For year-to-date 2010, retail revenues were $624.9 million compared to $528.4 million for the corresponding period in 2009.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$290.1		$528.4
Estimated change in –
Rates and pricing	16.2	5.6	33.8	6.4
Sales growth (decline)	(0.7)	(0.2)	(3.6)	(0.7)
Weather	(1.0)	(0.3)	11.9	2.2
Fuel and other cost recovery	15.5	5.3	54.4	10.3

Retail – current year	$320.1	10.4%	$624.9	18.2%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2010 when compared to the corresponding periods in 2009 primarily due to revenues associated with higher projected environmental compliance costs in 2010.
Annually, Gulf Power petitions the Florida PSC for recovery of projected environmental compliance costs including any true-up amounts from prior periods, and approved rates are implemented each January. These recovery provisions include related expenses and a return on average net investment. See Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Environmental Remediation” and “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the second quarter 2010 when compared to the corresponding period in 2009. KWH energy sales to industrial customers decreased 4.5% due to decreased customer demand. Weather-adjusted KWH energy sales to residential and commercial customers remained relatively flat.
Revenues attributable to changes in sales decreased for year-to-date 2010 when compared to the corresponding period in 2009. KWH energy sales to industrial customers and weather-adjusted KWH energy sales to commercial customers decreased 3.7% and 1.4%, respectively, due to decreased customer demand. Weather-adjusted KWH energy sales to residential customers remained relatively flat.
Revenues attributable to changes in weather decreased in the second quarter 2010 when compared to the corresponding period in 2009 due to less favorable weather in the second quarter 2010.
Revenues attributable to changes in weather increased year-to-date 2010 when compared to the corresponding period for 2009 due to significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2010 when compared to the corresponding periods for 2009 primarily due to higher fuel and purchased power expenses in the second quarter of 2010. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and revenues related to the recovery of storm damage restoration costs.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$4.2	18.6	$10.1	22.8

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Gulf Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. Wholesale revenues from non-affiliates are predominantly unit power sales under long-term contracts to other Florida and Georgia utilities. Revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.
In the second quarter 2010, wholesale revenues from non-affiliates were $26.9 million compared to $22.7 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to an 8.4% increase in KWH sales to serve customer demand and a 6.8% increase in price related to energy rates.
For year-to-date 2010, wholesale revenues from non-affiliates were $54.8 million compared to $44.7 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to a 13.9% increase in KWH sales to serve weather-related increases in customer demand and a 10.5% increase in price related to energy rates.
Wholesale Revenues – Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$30.2	281.0	$34.3	213.2

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2010, wholesale revenues from affiliates were $40.9 million compared to $10.7 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to a 233.6% increase in KWH sales to serve customer demand and a 14.2% increase in price related to energy rates.
For year-to-date 2010, wholesale revenues from affiliates were $50.4 million compared to $16.1 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to a 171.7% increase in KWH sales to serve customer demand and a 15.3% increase in price related to energy rates.
Other Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(2.3)	(13.3)	$(6.4)	(17.6)

In the second quarter 2010, other revenues were $15.3 million compared to $17.6 million for the corresponding period in 2009. The decrease was primarily due to a $2.5 million decrease in revenues from other energy services.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, other revenues were $29.8 million compared to $36.2 million for the corresponding period in 2009. The decrease was primarily due to a $7.7 million decrease in revenues from other energy services, partially offset by higher franchise fees of $1.4 million.
The decreased revenues from other energy services did not have a material impact on net income since they were generally offset by associated expenses. Franchise fees have no impact on net income.
Fuel and Purchased Power Expenses

	Second Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Second Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$39.2	25.1	$76.4	28.1
Purchased power – non-affiliates	8.4	138.1	11.4	108.3
Purchased power – affiliates	(2.2)	(16.7)	2.8	9.9

Total fuel and purchased power expenses	$45.4		$90.6

*	Fuel includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the second quarter 2010, total fuel and purchased power expenses were $220.9 million compared to $175.5 million for the corresponding period in 2009. The net increase in fuel and purchased power expenses was due to a $58.4 million increase related to total KWHs generated and purchased, partially offset by a $13.0 million decrease in the average cost of purchased power.
For year-to-date 2010, total fuel and purchased power expenses were $401.4 million compared to $310.8 million for the corresponding period in 2009. The net increase in fuel and purchased power expenses was due to a $72.3 million increase related to total KWHs generated and purchased and an $18.3 million increase as a result of an increase in the average cost of fuel.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Gulf Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	4.93	4.45	10.79	5.01	4.39	14.12
Purchased power	4.37	6.71	(34.87)	4.77	5.87	(18.74)

In the second quarter 2010, fuel expense was $195.4 million compared to $156.2 million for the corresponding period in 2009. The increase was primarily due to a 15.1% increase in the average cost of coal, partially offset by a 2.7% decrease in KWHs generated.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, fuel expense was $348.1 million compared to $271.7 million for the corresponding period in 2009. The increase was primarily due to a 19.8% increase in the average cost of coal, a 6.5% increase in the average cost of natural gas prices, and a 1.2% increase in KWHs generated as a result of increased demand.
Non-Affiliates
In the second quarter 2010, purchased power expense from non-affiliates was $14.4 million compared to $6.0 million for the corresponding period in 2009. The increase was primarily due to a 942.1% increase in the volume of KWHs purchased, which was primarily due to a PPA which began in the third quarter 2009, partially offset by a 44.1% decrease in the average cost per KWH purchased.
For year-to-date 2010, purchased power expense from non-affiliates was $21.9 million compared to $10.5 million for the corresponding period in 2009. The increase was primarily due to a 510.3% increase in the volume of KWHs purchased, which was primarily due to a PPA which began in the third quarter 2009, partially offset by a 20.7% decrease in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and the availability of Southern Company system generation.
Affiliates
In the second quarter 2010, purchased power expense from affiliates was $11.0 million compared to $13.2 million for the corresponding period in 2009. The decrease was primarily due to a 26.8% decrease in average cost per KWH purchased, partially offset by a 15.3% increase in the volume of KWHs purchased from lower-priced Power Pool resources.
For year-to-date 2010, purchased power expense from affiliates was $31.4 million compared to $28.6 million for the corresponding period in 2009. The increase was primarily due to a 37.3% increase in the volume of KWHs purchased, partially offset by a 19.2% decrease in the average cost per KWH purchased from lower-priced Power Pool resources.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(0.6)	$(2.5)	(1.8)

In the second quarter 2010, other operations and maintenance expenses were $64.6 million compared to $65.0 million for the corresponding period in 2009. For year-to-date 2010, other operations and maintenance expenses were $135.0 million compared to $137.5 million for the corresponding period in 2009. These decreases were primarily due to decreases in storm recovery costs and expenses from other energy services. The decreases were partially offset by increases in maintenance expenses, labor, and benefits expenses.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$5.2	22.4	$10.2	22.1

In the second quarter 2010, depreciation and amortization was $28.5 million compared to $23.3 million for the corresponding period in 2009.
For year-to-date 2010, depreciation and amortization was $56.6 million compared to $46.4 million for the corresponding period in 2009. These increases were primarily due to the addition of an environmental control project at Plant Crist in December 2009 and other net additions to generation and distribution facilities.
Taxes Other Than Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$1.1	4.7	$3.9	8.5

In the second quarter 2010, taxes other than income taxes were $24.1 million compared to $23.0 million for the corresponding period in 2009. For year-to-date 2010, taxes other than income taxes were $49.3 million compared to $45.4 million for the corresponding period in 2009. These increases were primarily due to increases in property taxes, gross receipt taxes, and franchise fees. Gross receipt taxes and franchise fees have no impact on net income.
Allowance for Funds Used During Construction

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(4.0)	(70.3)	$(7.4)	(70.7)

In the second quarter 2010, AFUDC equity was $1.7 million compared to $5.7 million for the corresponding period in 2009. For year-to-date 2010, AFUDC equity was $3.1 million compared to $10.5 million for the corresponding period in 2009. These decreases were primarily due to an environmental control project at Plant Crist being placed into service in December 2009.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$3.2	32.6	$4.7	24.2

In the second quarter 2010, interest expense, net of amounts capitalized was $13.1 million compared to $9.9 million for the corresponding period in 2009. For year-to-date 2010, interest expense, net of amounts capitalized was $24.5 million compared to $19.8 million for the corresponding period in 2009. These increases were primarily due to the change in capitalization of the AFUDC debt related to an environmental control project at Plant Crist being placed into service in December 2009 and to an increase in long-term debt levels resulting from the issuance of additional senior notes in the first quarter 2010 to fund general corporate purposes, including Gulf Power’s continuous construction program.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$3.5	22.3	$11.2	48.1

In the second quarter 2010, income taxes were $19.4 million compared to $15.9 million for the corresponding period in 2009. For year-to-date 2010, income taxes were $34.5 million compared to $23.3 million for the corresponding period in 2009. These increases were primarily due to higher pre-tax earnings.
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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. The plaintiffs have until August 26, 2010 to file a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On June 2, 2010, the EPA issued its final revisions to the National Ambient Air Quality Standard for SO2, including the establishment of a new short-term standard. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
On January 22, 2010, the EPA finalized revisions to the National Ambient Air Quality Standard for Nitrogen Dioxide (NO2) by setting a new one-hour standard that became effective on April 12, 2010. The impact of this regulation will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time. Although none of the areas within Gulf Power’s service territory are expected to be designated as nonattainment for the standard, based on current ambient air quality monitoring data, the new NO2 standard could result in significant additional compliance and operational costs for units that require new source permitting.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for information regarding the Clean Air Interstate Rule (CAIR). On August 2, 2010, the EPA published a proposed rule to replace CAIR, which was overturned by the U.S. Court of Appeals for the D.C. Circuit in 2008 but left in place pending the promulgation of a replacement rule. This proposed rule, referred to as the Transport Rule, would require 31 eastern states and the District of Columbia (D.C.) to reduce power plant emissions of SO2 and nitrogen oxides (NOx) that contribute to downwind states’ nonattainment of federal ozone and/or fine particulate matter ambient air quality standards. To address fine particulate matter standards, the proposed Transport Rule would require D.C. and 27 eastern states, including Florida and Georgia, to reduce annual emissions of SO2 and NOx from power plants. To address ozone standards, the proposed Transport Rule would also require D.C. and 25 states, including Florida, Georgia, and Mississippi, to achieve additional reductions in NOx emissions from power plants during the ozone season. The proposed Transport Rule contains a “preferred option” that would allow limited interstate trading of emissions allowances; however, the EPA also requests comment on two alternative approaches that would not allow interstate trading of emissions allowances. The EPA states that it also intends to develop a second phase of the Transport Rule next year to address the more stringent ozone air quality standards as they are finalized. The EPA expects to finalize the Transport Rule in late spring of 2011 and to set the initial compliance deadline starting in 2012. The impact of this proposed regulation and potential future regulation will depend on its final form, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
These regulations could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Gulf Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, the final regulation could significantly alter the options available for beneficial reuse. The outcome of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on Gulf Power’s management, beneficial use, and disposal of such byproducts. These changes could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
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
Under recovered fuel costs at June 30, 2010 totaled $11.2 million, compared to $2.4 million at December 31, 2009. This amount is included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
significant effect on Gulf Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.
Environmental Compliance Recovery
On July 22, 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership, respectively. The estimated total cost of the project is approximately $600 million and is scheduled for completion in the fourth quarter 2014. Gulf Power’s portion of the cost, if approved by the Florida PSC, is expected to be recovered through its environmental compliance recovery clause. Hearings on the certificate request are expected to be held with the Mississippi PSC by late 2010. The final outcome of this matter cannot now be determined.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Gulf Power in Item 7 of the Form 10-K for additional information.
Healthcare Reform
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
Stimulus Funding
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
The extent of coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has potential impacts on certain steam plant operations as well as potential significant economic impacts on the affected areas within Gulf Power’s service territory. The ultimate impact of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at June 30, 2010. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $123.4 million for the first six months of 2010 compared to $49.6 million for the corresponding period in 2009. The $73.8 million increase in cash provided from operating activities was primarily due to an increase in cash from fossil fuel stock resulting from an increase in generation and a decrease in cash payments related to fuel inventory as well as increases in deferred income taxes, and affiliated payables. The increase was partially offset by a decrease in collections attributable to regulatory fuel clause revenues. Net cash used for

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
investing activities totaled $160.4 million in the first six months of 2010 compared to $277.3 million for the corresponding period in 2009. The $116.9 million decrease was primarily due to a $109.2 million decrease in gross property additions. Net cash provided from financing activities totaled $47.8 million for the first six months of 2010, compared to $283.3 million for the corresponding period in 2009. The $235.5 million decrease was primarily due to the redemption of senior notes in 2010 and the higher issuance of pollution control bonds in 2009. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2010 include a net increase of $114.6 million in property, plant, and equipment, primarily related to environmental control projects; the issuance of common stock to Southern Company for $50 million; a decrease of $32.3 million in prepaid expenses, primarily due to a planned inspection under a long-term service agreement, and a decrease in PPA deferred capacity expense due to seasonality; a net decrease of $30.0 million in securities due within one year; and an increase in other regulatory assets, deferred and other deferred credits and liabilities of $21.4 million and $22.7 million, respectively, primarily due to an increase in PPA deferred capacity expense.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, derivative obligations, preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $110 million will be required through June 30, 2011 to fund maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; Florida PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Gulf Power has primarily utilized funds from operating cash flows, short-term debt, security issuances, a long-term bank note, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information.
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at June 30, 2010 cash and cash equivalents of approximately $19.5 million and unused committed credit arrangements with banks of $220 million. Of the unused credit arrangements, $80 million expire in 2010 and $155 million expire in 2011. Of these credit arrangements, $205 million contain provisions allowing one-year term loans executable at expiration. Subsequent to June 30, 2010, Gulf Power increased its existing lines of credit by $15 million with an expiration of 2011. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Gulf Power’s commercial paper borrowings and $69 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. All of these facilities contain provisions allowing one-year term loans executable at expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements”

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At June 30, 2010, Gulf Power had approximately $86 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At June 30, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $127 million. At June 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $566 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Gulf Power’s ability to access capital markets, particularly the short-term debt market.
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
On June 17, 2010, Moody’s placed the issuer and long-term debt ratings of Gulf Power (A2 senior unsecured) on review for a possible downgrade. Moody’s also placed the P-1 short-term rating of a Southern Company financing subsidiary that issues commercial paper for the benefit of Gulf Power and other Southern Company subsidiaries on review for a possible downgrade. In addition, Moody’s placed the preferred stock and variable rate demand obligation ratings of Gulf Power (Baa1 and VMIG1) on review for a possible downgrade. Moody’s announced that it did not expect the review to result in more than a one notch downgrade of any of these ratings. The ultimate outcome of this matter cannot be determined at this time.
Market Price Risk
Gulf Power’s market risk exposure relative to interest rate changes for the second quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Gulf Power continues to manage a fuel-hedging program implemented per the guidelines of the Florida PSC. As such, Gulf Power had no material change in market risk exposure for the second quarter 2010 when compared with the December 31, 2009 reporting period.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2010 were as follows:

	Second Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(21)	$(14)
Contracts realized or settled	6	10
Current period changes(a)	—	(11)

Contracts outstanding at the end of the period, assets (liabilities), net	$(15)	$(15)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2010 was an increase of $6 million and a decrease of $1 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At June 30, 2010, Gulf Power had a net hedge volume of 9 million mmBtu with a weighted average contract cost of approximately $1.61 per mmBtu above market prices, compared to 10 million mmBtu at March 31, 2010 with a weighted average contract cost of approximately $2.09 per mmBtu above market prices and compared to 11 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.29 per mmBtu above market prices. Natural gas hedges are recovered through the fuel cost recovery clause.
Regulatory hedges relate to Gulf Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2010 are as follows:

	June 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(15)	(10)	(5)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(15)	$(10)	$(5)	$—

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
Financing Activities
In the first six months of 2010, Gulf Power issued to Southern Company 500,000 shares of common stock, without par value, and realized proceeds of $50 million. The proceeds were used to repay a portion of Gulf Power’s short-term debt and for other general corporate purposes. Gulf Power issued $175 million aggregate principal amount of Series 2010A 4.75% Senior Notes due April 15, 2020. The proceeds were used to repay at maturity $140 million aggregate principal amount of Series 2009A Floating Rate Senior Notes due June 28, 2010, to repay a portion of its outstanding short-term debt, and for general corporate purposes, including Gulf Power’s continuous construction program. Gulf Power settled $100 million of interest rate hedges related to the Series 2010A Senior Note issuance at a gain of approximately $1.5 million. The gain will be amortized to interest expense over 10 years.
In June 2010, Gulf Power incurred obligations in connection with the issuance of $21 million aggregate principal amount of the Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Gulf Power Plant Scherer Project), First Series 2010. The proceeds were used to fund pollution control and environmental improvement facilities at Plant Scherer.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$203,094	$201,132	$389,681	$376,867
Wholesale revenues, non-affiliates	66,201	73,693	145,090	153,847
Wholesale revenues, affiliates	3,936	7,963	18,611	17,381
Other revenues	3,590	3,893	7,077	7,309

Total operating revenues	276,821	286,681	560,459	555,404

Operating Expenses:
Fuel	103,575	125,832	234,372	245,797
Purchased power, non-affiliates	1,498	2,873	5,119	5,708
Purchased power, affiliates	34,490	21,595	49,211	43,400
Other operations and maintenance	71,764	61,601	139,102	121,362
Depreciation and amortization	18,786	17,660	37,461	35,675
Taxes other than income taxes	17,173	16,221	35,633	31,145

Total operating expenses	247,286	245,782	500,898	483,087

Operating Income	29,535	40,899	59,561	72,317
Other Income and (Expense):
Interest income	40	163	73	795
Interest expense, net of amounts capitalized	(5,946)	(6,254)	(12,125)	(11,016)
Other income (expense), net	1,152	1,136	2,701	2,765

Total other income and (expense)	(4,754)	(4,955)	(9,351)	(7,456)

Earnings Before Income Taxes	24,781	35,944	50,210	64,861
Income taxes	9,129	13,578	18,872	24,091

Net Income	15,652	22,366	31,338	40,770
Dividends on Preferred Stock	433	433	866	866

Net Income After Dividends on Preferred Stock	$15,219	$21,933	$30,472	$39,904

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$15,219	$21,933	$30,472	$39,904
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(8), $(139), $4, and $27, respectively	(14)	(224)	6	44

Comprehensive Income	$15,205	$21,709	$30,478	$39,948

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$31,338	$40,770
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	40,362	39,202
Deferred income taxes	(7,593)	(11,019)
Pension, postretirement, and other employee benefits	3,638	2,852
Stock based compensation expense	917	747
Generation construction screening costs	(50,554)	(14,049)
Other, net	(1,150)	2,092
Changes in certain current assets and liabilities —
-Receivables	(8,183)	(20,557)
-Under recovered regulatory clause revenues	—	33,831
-Fossil fuel stock	(3,557)	(44,024)
-Materials and supplies	(4,167)	(1,464)
-Prepaid income taxes	—	(446)
-Other current assets	(8,330)	(12,644)
-Other accounts payable	6,462	(14,103)
-Accrued taxes	(3,576)	(14,243)
-Accrued compensation	(4,452)	(12,990)
-Over recovered regulatory clause revenues	2,106	—
-Other current liabilities	1,591	2,260

Net cash used for operating activities	(5,148)	(23,785)

Investing Activities:
Property additions	(55,263)	(50,943)
Cost of removal, net of salvage	(5,749)	(7,287)
Construction payables	8,781	(4,709)
Other investing activities	(6,227)	(1,412)

Net cash used for investing activities	(58,458)	(64,351)

Financing Activities:
Increase in notes payable, net	38,993	20,501
Proceeds —
Capital contributions from parent company	1,696	2,101
Senior notes issuances	—	125,000
Redemptions —
Capital leases	(652)	—
Senior notes	—	(40,000)
Payment of preferred stock dividends	(866)	(866)
Payment of common stock dividends	(34,300)	(34,250)
Other financing activities	(8)	(1,720)

Net cash provided from financing activities	4,863	70,766

Net Change in Cash and Cash Equivalents	(58,743)	(17,370)
Cash and Cash Equivalents at Beginning of Period	65,025	22,413

Cash and Cash Equivalents at End of Period	$6,282	$5,043

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $167 and $117 capitalized for 2010 and 2009, respectively)	$11,022	$8,873
Income taxes (net of refunds)	$9,233	$27,149
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$6,282	$65,025
Receivables —
Customer accounts receivable	39,329	36,766
Unbilled revenues	32,487	27,168
Other accounts and notes receivable	6,454	11,337
Affiliated companies	18,399	13,215
Accumulated provision for uncollectible accounts	(735)	(940)
Fossil fuel stock, at average cost	130,794	127,237
Materials and supplies, at average cost	31,960	27,793
Other regulatory assets, current	60,475	53,273
Prepaid income taxes	33,020	32,237
Other current assets	15,884	12,625

Total current assets	374,349	405,736

Property, Plant, and Equipment:
In service	2,346,147	2,316,494
Less accumulated provision for depreciation	967,537	950,373

Plant in service, net of depreciation	1,378,610	1,366,121
Construction work in progress	184,302	48,219

Total property, plant, and equipment	1,562,912	1,414,340

Other Property and Investments	6,413	7,018

Deferred Charges and Other Assets:
Deferred charges related to income taxes	13,778	8,536
Other regulatory assets, deferred	151,580	209,100
Other deferred charges and assets	24,378	27,951

Total deferred charges and other assets	189,736	245,587

Total Assets	$2,133,410	$2,072,681

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$81,382	$1,330
Notes payable	38,993	—
Accounts payable —
Affiliated	59,056	49,209
Other	43,901	38,662
Customer deposits	11,852	11,143
Accrued taxes —
Accrued income taxes	27,463	10,590
Other accrued taxes	29,101	49,547
Accrued interest	5,764	5,739
Accrued compensation	9,333	13,785
Other regulatory liabilities, current	5,750	7,610
Over recovered regulatory clause liabilities	50,702	48,596
Liabilities from risk management activities	22,521	19,454
Other current liabilities	24,689	21,142

Total current liabilities	410,507	276,807

Long-term Debt	412,859	493,480

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	222,009	223,066
Deferred credits related to income taxes	12,470	13,937
Accumulated deferred investment tax credits	12,231	12,825
Employee benefit obligations	164,222	161,778
Other cost of removal obligations	104,096	97,820
Other regulatory liabilities, deferred	55,916	54,576
Other deferred credits and liabilities	48,787	47,090

Total deferred credits and other liabilities	619,731	611,092

Total Liabilities	1,443,097	1,381,379

Redeemable Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	328,395	325,562
Retained earnings	291,441	295,269
Accumulated other comprehensive income (loss)	6	—

Total common stockholder’s equity	657,533	658,522

Total Liabilities and Stockholder’s Equity	$2,133,410	$2,072,681

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2010 vs. SECOND QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
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
On June 3, 2010, the Mississippi PSC issued a certification of public convenience and necessity authorizing the acquisition, construction, and operation of a new electric generating plant located in Kemper County, Mississippi, which is scheduled to be placed into service in 2014.
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(6.7)	(30.6)	$(9.4)	(23.6)

Mississippi Power’s net income after dividends on preferred stock for the second quarter 2010 was $15.2 million compared to $21.9 million for the corresponding period in 2009. The decrease in net income after dividends on preferred stock for the second quarter 2010 was primarily due to a decrease in wholesale energy revenue from non-affiliate customers served outside Mississippi Power’s service territory and increases in operations and maintenance expenses and depreciation. The decrease in net income after dividends on preferred stock for the second quarter 2010 was partially offset by an increase in territorial base revenue primarily resulting from warmer weather in the second quarter 2010 compared to the second quarter 2009.
Mississippi Power’s net income after dividends on preferred stock for year-to-date 2010 was $30.5 million compared to $39.9 million for the corresponding period in 2009. The decrease in net income after dividends on preferred stock for year-to-date 2010 was primarily due to a decrease in wholesale energy revenue from non-affiliate customers served outside Mississippi Power’s service territory and increases in operations and maintenance expenses, interest expense, net of amounts capitalized, and depreciation expense. The decrease in net income after dividends on preferred stock for year-to-date 2010 was partially offset by an increase in territorial base revenue primarily resulting from warmer weather in the second quarter 2010 and significantly colder weather in the first quarter 2010 compared to year-to-date 2009.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$2.0	1.0	$12.8	3.4

In the second quarter 2010, retail revenues were $203.1 million compared to $201.1 million for the corresponding period in 2009. For year-to-date 2010, retail revenues were $389.7 million compared to $376.9 million for the corresponding period in 2009.
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$201.1		$376.9
Estimated change in —
Rates and pricing	0.5	0.2	0.2	0.1
Sales growth (decline)	(0.8)	(0.4)	(2.0)	(0.5)
Weather	2.3	1.2	9.3	2.4
Fuel and other cost recovery	—	—	5.3	1.4

Retail – current year	203.1	1.0	389.7	3.4

Revenues associated with changes in rates and pricing increased in the second quarter 2010 when compared to the corresponding period in 2009 primarily due to an increase of $0.5 million related to the ECO Plan rate.
Revenues associated with changes in rates and pricing increased year-to-date 2010 when compared to the corresponding period in 2009 primarily due to an increase of $1.0 million related to the ECO Plan rate, partially offset by a decrease of $0.8 million related to System Restoration Rider (SRR) revenues pursuant to an order from the Mississippi PSC.
For additional information on SRR, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – System Restoration Rider” of Mississippi Power in Item 7 of the Form 10-K.
Revenues attributable to changes in sales decreased in the second quarter 2010 when compared to the corresponding period in 2009 primarily due to a decline in residential and commercial customers. Weather-adjusted KWH energy sales to residential and commercial customers decreased 1.6% and 4.2%, respectively, primarily due to the declining number of residential and commercial customers in Mississippi Power’s service territory. KWH energy sales to industrial customers increased 4.8% as a result of increased production for several large industrial customers due to improving economic conditions.
Revenues attributable to changes in sales decreased for year-to-date 2010 when compared to the corresponding period in 2009 primarily due to a decline in residential and commercial customers. Weather-adjusted KWH energy sales to residential customers increased 1.6% primarily due to an increase in customer usage. Weather-adjusted KWH energy sales to commercial customers decreased 5.4% primarily due to the declining number of commercial customers in Mississippi Power’s service territory. KWH energy sales to industrial customers increased 6.0% as a result of increased production for several large industrial customers due to improving economic conditions.
Revenues attributable to changes in weather increased in the second quarter and year-to-date 2010 due to warmer weather in the second quarter 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and other cost recovery revenues had no significant change in the second quarter 2010 when compared to the corresponding period in 2009. Fuel and other cost recovery revenues increased year-to-date 2010 when compared to the corresponding period in 2009 primarily as a result of higher recoverable fuel costs and an increase in revenues related to ad valorem taxes. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power’s service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(7.5)	(10.2)	$(8.7)	(5.7)

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and the availability of Southern Company system generation.
In the second quarter 2010, wholesale revenues from non-affiliates were $66.2 million compared to $73.7 million for the corresponding period in 2009. The decrease was due to decreased revenues from customers outside Mississippi Power’s service territory of $7.8 million, partially offset by a $0.3 million increase in revenues from customers inside Mississippi Power’s service territory. The $7.8 million decrease in revenues from customers outside Mississippi Power’s service territory was primarily due to a $9.0 million decrease in sales volume, partially offset by a $1.1 million increase associated with higher prices, resulting from the higher marginal cost of fuel, and a $0.1 million increase in capacity revenues. The $0.3 million increase in revenues from customers inside Mississippi Power’s service territory was primarily due to a $0.1 million increase in fuel revenues, and a $0.2 million increase in wholesale base revenues resulting from warmer weather in the second quarter 2010 when compared to the corresponding period in 2009.
For year-to-date 2010, wholesale revenues from non-affiliates were $145.1 million compared to $153.8 million for the corresponding period in 2009. The decrease was due to decreased revenues from customers outside Mississippi Power’s service territory of $16.2 million, partially offset by a $7.5 million increase in revenues from customers inside Mississippi Power’s service territory. The $16.2 million decrease in revenues from customers outside Mississippi Power’s service territory was primarily due to an $18.7 million decrease in sales volume, partially offset by a $2.3 million increase associated with higher prices, resulting from the higher marginal cost of fuel, and a $0.2 million increase in capacity revenues. The $7.5 million increase in revenues from customers inside Mississippi Power’s service territory was primarily due to a $4.3 million increase in fuel revenues and a $3.2 million increase in wholesale base revenues resulting from warmer weather in the second quarter 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding period in 2009.
Wholesale Revenues – Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(4.1)	(50.6)	$1.2	7.1

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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2010, wholesale revenues from affiliates were $3.9 million compared to $8.0 million for the corresponding period in 2009. The decrease was primarily due to a $4.2 million decrease in energy revenues, of which $4.7 million was associated with decreased sales volume, partially offset by an increase of $0.5 million associated with higher prices. Capacity revenues increased $0.1 million.
For year-to-date 2010, wholesale revenues from affiliates were $18.6 million compared to $17.4 million for the corresponding period in 2009. The increase was primarily due to a $0.7 million increase in energy revenues, of which $1.2 million was associated with higher prices, partially offset by a decrease of $0.5 million associated with decreased sales volume. Capacity revenues increased $0.5 million.
Fuel and Purchased Power Expenses

	Second Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Second Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(22.2)	(17.7)	$(11.4)	(4.6)
Purchased power – non-affiliates	(1.4)	(47.9)	(0.6)	(10.3)
Purchased power – affiliates	12.9	59.7	5.8	13.4

Total fuel and purchased power expenses	$(10.7)		$(6.2)

In the second quarter 2010, total fuel and purchased power expenses were $139.6 million compared to $150.3 million for the corresponding period in 2009. The decrease was primarily due to a $17.4 million decrease related to the total KWHs generated and purchased, partially offset by a $6.7 million increase in the cost of fuel and purchased power.
For year-to-date 2010, total fuel and purchased power expenses were $288.7 million compared to $294.9 million for the corresponding period in 2009. The decrease was primarily due to a $5.8 million decrease related to the total KWHs generated and purchased and a $0.4 million decrease in the cost of fuel and purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information.
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	4.39	4.21	4.3	4.30	4.32	(0.5)
Purchased power	3.60	3.36	7.0	3.65	3.62	0.9

In the second quarter 2010, fuel expense was $103.6 million compared to $125.8 million for the corresponding period in 2009. The decrease was primarily due to a 21.1% decrease in generation from Mississippi Power facilities resulting from outages and purchased power available at lower costs, partially offset by a 4.3% increase in the price of fuel resulting from higher natural gas prices.
For year-to-date 2010, fuel expense was $234.4 million compared to $245.8 million for the corresponding period in 2009. The decrease was primarily due to a 4.3% decrease in generation from Mississippi Power facilities resulting from outages and a 0.5% decrease in the price of fuel resulting from lower coal prices.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-Affiliates
In the second quarter 2010, purchased power expense from non-affiliates was $1.5 million compared to $2.9 million for the corresponding period in 2009. The decrease was primarily the result of an 81.7% decrease in KWH volume purchased, partially offset by a 185.0% increase in the average cost of purchased power per KWH. The decrease in KWH volume was the result of higher cost opportunity purchases, while the increase in prices was due to a higher marginal cost of fuel.
For year-to-date 2010, purchased power expense from non-affiliates was $5.1 million compared to $5.7 million for the corresponding period in 2009. The decrease was primarily the result of a 67.8% decrease in KWH volume purchased, partially offset by a 178.0% increase in the average cost of purchased power per KWH. The decrease in KWH volume purchased was a result of higher cost opportunity purchases, while the increase in prices was due to a higher marginal cost of fuel.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the second quarter 2010, purchased power expense from affiliates was $34.5 million compared to $21.6 million for the corresponding period in 2009. The increase was primarily due to an 82.1% increase in KWH volume purchased, partially offset by a 12.3% decrease in the average cost of purchased power per KWH.
For year-to-date 2010, purchased power expense from affiliates was $49.2 million compared to $43.4 million for the corresponding period in 2009. The increase was primarily due to a 40.5% increase in KWH volume purchased, partially offset by a 19.3% decrease in the average cost of purchased power per KWH.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$10.2	16.5	$17.7	14.6

In the second quarter 2010, other operations and maintenance expenses were $71.8 million compared to $61.6 million for the corresponding period in 2009. The increase was primarily due to a $7.0 million increase in planned generation maintenance expenses for several major outages, a $1.2 million increase in routine generation expenses, and a $1.0 million increase in distribution maintenance expenses.
For year-to-date 2010, other operations and maintenance expenses were $139.1 million compared to $121.4 million for the corresponding period in 2009. The increase was primarily due to an $8.9 million increase in generation planned maintenance expenses for several major outages, a $1.6 million increase in routine generation expenses, a $1.2 million increase in environmental expenses, a $2.4 million increase in transmission and distribution maintenance expenses related to substation and overhead line maintenance and vegetation management, and a $2.4 million increase in administrative and general expenses.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$1.1	6.4	$1.8	5.0

In the second quarter 2010, depreciation and amortization was $18.8 million compared to $17.7 million for the corresponding period in 2009. The increase is primarily due to a $0.6 million increase in ECO Plan amortization from the prior year and a $0.5 million increase in depreciation resulting from an increase in plant in service.
For year-to-date 2010, depreciation and amortization was $37.5 million compared to $35.7 million for the corresponding period in 2009. The increase is primarily due to a $0.6 million increase in ECO Plan amortization from the prior year and a $1.2 million increase in depreciation resulting from an increase in plant in service.
Taxes Other Than Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$1.0	5.9	$4.5	14.4

In the second quarter 2010, taxes other than income taxes were $17.2 million compared to $16.2 million for the corresponding period in 2009. The increase was primarily due to a $0.7 million increase in ad valorem taxes and a $0.2 million increase in payroll taxes.
For year-to-date 2010, taxes other than income taxes were $35.6 million compared to $31.1 million for the corresponding period in 2009. The increase was primarily due to a $4.0 million increase in ad valorem taxes, a $0.3 million increase in payroll taxes, and a $0.2 million increase in franchise taxes.
The retail portion of the increase in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(4.9)	$1.1	10.1

In the second quarter 2010, interest expense, net of amounts capitalized was $5.9 million compared to $6.3 million for the corresponding period in 2009. The decrease was primarily due to a $0.2 million increase in AFUDC debt expense primarily associated with the Kemper IGCC project and a $0.1 million decrease related to lower commitment fees and lower interest rates associated with long-term debt.
For year-to-date 2010, interest expense, net of amounts capitalized was $12.1 million compared to $11.0 million for the corresponding period in 2009. The increase was primarily due to a $0.9 million increase in interest expense associated with the issuance of new long-term debt in March 2009 and a $0.3 million increase in interest expense related to a regulatory recovery mechanism for fuel and energy cost hedging.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Mississippi Power in Item 7 of the Form 10-K.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(4.5)	(32.8)	$(5.2)	(21.7)

In the second quarter 2010, income taxes were $9.1 million compared to $13.6 million for the corresponding period in 2009. For year-to-date 2010, income taxes were $18.9 million compared to $24.1 million for the corresponding period in 2009. These decreases were primarily due to lower pre-tax earnings.
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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. The plaintiffs have until August 26, 2010 to file a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On June 2, 2010, the EPA issued its final revisions to the National Ambient Air Quality Standard for SO2, including the establishment of a new short-term standard. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
On January 22, 2010, the EPA finalized revisions to the National Ambient Air Quality Standard for Nitrogen Dioxide (NO2) by setting a new one-hour standard that became effective on April 12, 2010. The impact of this regulation will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time. Although none of the areas within Mississippi Power’s service territory are expected to be designated as nonattainment for the standard, based on current ambient air quality monitoring data, the new NO2 standard could result in significant additional compliance and operational costs for units that require new source permitting.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for information regarding the Clean Air Interstate Rule (CAIR). On August 2, 2010, the EPA published a proposed rule to replace CAIR, which was overturned by the U.S. Court of Appeals for the D.C. Circuit in 2008 but left in place pending the promulgation of a replacement rule. This proposed rule, referred to as the Transport Rule, would require 31 eastern states and the District of Columbia (D.C.) to reduce power plant emissions of SO2 and nitrogen oxides (NOx) that contribute to downwind states’ nonattainment of federal ozone and/or fine particulate matter ambient air quality standards. To address fine particulate matter standards, the proposed Transport Rule would require D.C. and 27 eastern states, including Alabama, to reduce annual emissions of SO2 and NOx from power plants. To address ozone standards, the proposed Transport Rule would also require D.C. and 25 states, including Alabama and Mississippi, to achieve additional reductions in NOx emissions from power plants during the ozone season. The proposed Transport Rule contains a “preferred option” that would allow limited interstate trading of emissions allowances; however, the EPA also requests comment on two alternative approaches that would not allow interstate trading of emissions allowances. The EPA states that it also intends to develop a second phase of the Transport Rule next year to address the more stringent ozone air quality standards as they are finalized. The EPA expects to finalize the Transport Rule in late spring of 2011 and to set the initial compliance deadline starting in 2012. The impact of this proposed regulation and potential future regulation will depend on its final form, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
These regulations could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Mississippi Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and disposal of coal combustion byproducts: regulation as a solid waste or regulation as a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, the final regulation could significantly alter the options available for beneficial reuse. The outcome of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time. However, additional regulation of coal combustion byproducts could have a significant impact on Mississippi Power’s management, beneficial use, and disposal of such byproducts. These changes could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Mississippi Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
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
On February 12, 2010, Mississippi Power submitted its 2010 ECO Plan notice which proposes an increase in annual revenues for Mississippi Power of approximately $3.9 million. In its 2010 ECO Plan filing, Mississippi Power is proposing to change the true-up provision of the ECO Plan rate schedule to consider actual revenues collected in addition to actual costs. Hearings on the ECO Plan are expected to be held with the Mississippi PSC by late 2010. The final outcome of this matter cannot now be determined.
On July 22, 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership, respectively. The estimated total cost of the project is approximately $600 million and is scheduled for completion in the fourth quarter 2014. Mississippi Power’s portion of the cost, if approved by the Mississippi PSC, is expected to be recovered through its ECO Plan. Hearings on the certificate request are expected to be held with the Mississippi PSC by late 2010. The final outcome of this matter cannot now be determined.
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. Mississippi Power establishes an annual retail fuel cost recovery factor that is approved by the Mississippi PSC. Mississippi Power is required to file for an adjustment to the retail fuel cost recovery factor annually; such filing occurred in November 2009. The Mississippi PSC approved the retail fuel cost recovery factor on December 15, 2009 with the new rates effective January 2010. The retail fuel cost recovery factor will result in an annual decrease in an amount equal to 11.3% of total 2009 retail revenues. As of June 30, 2010, the amount of over recovered retail fuel costs included in the balance sheet was $33.9 million compared to $29.4 million at December 31, 2009. Mississippi Power also has a wholesale Municipal and Rural Associations (MRA) and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2010, the wholesale MRA fuel rate decreased, resulting in an annual decrease in an amount equal to 20.9% of total 2009 MRA revenue. Effective February 1, 2010, the wholesale MB fuel rate decreased, resulting in an annual decrease in an amount equal to 16.9% of total 2009 MB revenue. As of June 30, 2010, the amount of over recovered wholesale MRA and MB fuel costs included in the balance sheet was $13.8 million and $3.0 million, respectively, compared to $16.8 million and $2.4 million, respectively, at December 31, 2009. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factor will not have a significant effect on Mississippi Power’s revenues or net income, but will decrease annual cash flow.

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
In addition to the Internal Revenue Code Section 48A Phase I tax credits of $133 million certified by the IRS in May 2009, Mississippi Power filed an application in November 2009 with the DOE and in December 2009 with the IRS for certain tax credits available to projects using advanced coal technologies under the Energy Improvement and Extension Act of 2008. The DOE subsequently certified the Kemper IGCC, and on April 30, 2010, the IRS allocated $279 million of Phase II tax credits under Section 48A of the Internal Revenue Code to Mississippi Power. The utilization of these credits is dependent upon meeting the IRS certification requirements and completing the Kemper IGCC in a timely manner. Mississippi Power has secured all environmental reviews and permits necessary to commence construction of the Kemper IGCC and has entered into a binding contract for the steam turbine generator, completing two milestone requirements for these credits.
On April 29, 2010, the Mississippi PSC issued an order finding that Mississippi Power’s application to acquire, construct, and operate the Kemper IGCC did not satisfy the requirement of public convenience and necessity in the form that the project and the related cost recovery were originally proposed by Mississippi Power. The April 2010 order also approved recovery of $46 million of $50.5 million in prudent pre-construction costs incurred through March 2009. The remaining $4.5 million is associated with overhead costs and variable pay of SCS, which were recommended for exclusion from pre-construction costs by a consultant hired by the Mississippi Public Utilities Staff. An additional $3.5 million has been incurred for costs of this type since March 2009. The remaining $4.5 million, as well as additional pre-construction amounts incurred during the generation screening and evaluation process through May 2010, will be reviewed and addressed in a future proceeding.
On May 10, 2010, Mississippi Power filed a motion in response to the April 29, 2010 order of the Mississippi PSC relating to the Kemper IGCC, or in the alternative, for alteration or rehearing of such order.
On May 26, 2010, the Mississippi PSC issued an order revising its findings from the April 29, 2010 order. Among other things, the Mississippi PSC’s May 26, 2010 order (1) approved the alternate construction cost cap of up to $2.88 billion (and any amounts that fall within specified exemptions from the cost cap; such exemptions include the costs of the lignite mine and equipment), subject to determinations by the Mississippi PSC that such costs in excess of $2.4 billion are prudent and required by the public convenience and necessity; (2) provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power’s proposal; and (3) approved financing cost recovery on construction work in progress (CWIP) balances under the State of Mississippi Baseload Act of 2008 (Baseload Act), which provides for the accrual of allowance for funds used during construction in 2010 and

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2011 and recovery of financing costs on 100% of CWIP in 2012, 2013, and through May 1, 2014 (provided that the amount of CWIP allowed is (i) reduced by the amount of government construction cost incentives received by Mississippi Power in excess of $296 million to the extent that such amount increases cash flow for the pertinent regulatory period and (ii) justified by a showing that such CWIP allowance will benefit customers over the life of the plant). The Mississippi PSC order established periodic prudence reviews during the annual CWIP review process. More frequent prudence determinations may be requested at a later time. On May 27, 2010, Mississippi Power filed a motion with the Mississippi PSC accepting the conditions contained in the order. On June 3, 2010, the Mississippi PSC issued the final certificate order which granted Mississippi Power’s motion and issued a certificate of public convenience and necessity authorizing acquisition, construction, and operation of the Kemper IGCC.
In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and will acquire mineral reserves located at the plant site in Kemper County. On May 27, 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation, which will develop, construct, and manage the mining operations. The agreement is effective June 1, 2010 through the end of the mine reclamation.
On June 17, 2010, the Sierra Club filed an appeal of the Mississippi PSC’s June 3, 2010 decision to grant a certificate of public convenience and necessity for the Kemper IGCC with the Chancery Court of Harrison County, Mississippi (Chancery Court). Subsequently, on July 6, 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. On July 20, 2010, the Chancery Court issued a stay of the proceeding pending the resolution of the jurisdictional issues raised in a motion filed by Mississippi Power on July 16, 2010 to confirm jurisdiction in the Mississippi Supreme Court.
On July 27, 2010, Mississippi Power and South Mississippi Electric Power Association (SMEPA) entered into an Asset Purchase Agreement whereby SMEPA will purchase an undivided 17.5% interest in the Kemper IGCC project. The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions.
As of June 30, 2010, Mississippi Power had spent a total of $142.4 million on the Kemper IGCC, including regulatory filing costs. Of this total, $129.1 million was included in CWIP, $11.3 million was recorded in other regulatory assets, $0.8 million was recorded in other deferred charges and assets, and $1.3 million was expensed. Upon receipt of the issuance of the final certificate order in May 2010, construction screening costs including regulatory filing costs totaled $129.0 million. As of May 31, 2010, construction related screening costs of $116.2 million were reclassified to CWIP while the non-capital related costs of $11.2 million and $0.6 million were classified in other regulatory assets and other deferred charges, respectively, and $1.0 million was previously expensed. Costs incurred for the six months ended June 30, 2010 totaled $68.9 million compared to $14.1 million for the six months ended June 30, 2009.
The ultimate outcome of these matters cannot now be determined.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Mississippi Power in Item 7 of the Form 10-K for additional information.
Healthcare Reform
On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Mississippi Power has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date; however, as a result of regulatory treatment, this change had no material impact on the financial statements of Mississippi Power. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Mississippi Power cannot be determined at this time.
Stimulus Funding
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
The extent of coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has potential impacts on certain steam plant operations as well as potential significant economic impacts on the affected areas within Mississippi Power’s service territory. The ultimate impact of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at June 30, 2010. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash used for operating activities totaled $5.1 million for the first six months of 2010, compared to $23.8 million for the corresponding period in 2009. The $18.7 million decrease in cash used for operating activities was primarily due to an increase in cash from fossil fuel stock of $40.5 million primarily resulting from an a decrease in cash payments related to fuel inventory, and an increase in accounts payable of $20.6 million primarily due to timing of cash payments. These increases in cash were partially offset by an increase in spending related to the Kemper IGCC generation construction screening costs of $36.5 million and a decrease in cash related to lower fuel rates effective in the first quarter 2010. Net cash used for investing activities totaled $58.5 million for the first six months of 2010, compared to $64.4 million for the corresponding period in 2009. The $5.9 million decrease in net cash used for investing activities was primarily due to an increase in construction payables. Net cash provided from financing activities totaled $4.9 million for the first six months of 2010, compared to net cash provided from financing activities of $70.8 million for the corresponding period in 2009. The $65.9 million decrease in net cash provided from financing activities was primarily due to the issuance of $125 million in senior notes in the first quarter 2009, partially offset by the repayment of $40 million of senior notes and an increase of $18.5 million in notes payable in the second quarter 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2010 include a decrease in cash and cash equivalents of $58.7 million. Total property, plant, and equipment increased by $148.6 million primarily due to the increase in CWIP related to the Kemper IGCC. The capital expenditures of $116.2 million associated with the Kemper IGCC generation screening costs as of May 31, 2010 were reclassified from other regulatory assets, deferred to CWIP upon the Mississippi PSC’s issuance of the final certificate order for the project. Securities due within one year increased by $80.1 million primarily due to the reclassification of a long term bank loan maturing in March 2011. Notes payable increased by $39.0 million primarily due to an increase in commercial paper borrowings. Accrued income taxes increased by $16.9 million primarily due to the tax accrual for 2010. Other accrued taxes decreased by $20.4 million primarily due to property tax payments of $42.8 million in the first quarter 2010, partially offset by a $23.3 million property tax accrual for 2010.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $81.4 million will be required through June 30, 2011 to fund maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; Mississippi PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Mississippi Power has primarily utilized funds from operating cash flows, short-term debt, security issuances, term loans, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
In addition, Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE but has yet to begin discussions with the DOE regarding the terms and conditions of any loan guarantee. There can be no assurance the DOE will issue federal loan guarantees to Mississippi Power.
Mississippi Power’s current liabilities sometimes exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at June 30, 2010 cash and cash equivalents of $6.3 million and unused committed credit arrangements with banks of $161.0 million. Of the unused credit arrangements, $56.0 million expire in 2010 and $105.0 million expire in 2011. Of these credit arrangements, $41.0 million contain provisions allowing two-year term loans executable at expiration and $65.0 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s commercial paper program and $41.0 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At June 30, 2010, Mississippi Power had $39.0 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
lease of a combined cycle generating facility at Plant Daniel. In April 2010, Mississippi Power was required to notify the lessor, Juniper Capital L.P., if it intended to terminate the lease at the end of the initial term expiring in October 2011. Mississippi Power chose not to give notice to terminate the lease. Mississippi Power has the option to purchase the units or renew the lease. Mississippi Power will have to provide notice of its intent to either renew the lease or purchase the facility by July 2011. The ultimate outcome of this matter cannot be determined at this time.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At June 30, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $2 million. At June 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $371 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power’s ability to access capital markets, particularly the short-term debt market.
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
On June 17, 2010, Moody’s placed the issuer and long-term debt ratings of Mississippi Power (A1 senior unsecured) on review for a possible downgrade. Moody’s also placed the P-1 short-term rating of a Southern Company financing subsidiary that issues commercial paper for the benefit of Mississippi Power and other Southern Company subsidiaries on review for a possible downgrade. In addition, Moody’s placed the preferred stock and variable rate demand obligation ratings of Mississippi Power (A3 and VMIG1) on review for a possible downgrade. Moody’s announced that it did not expect the review to result in more than a one notch downgrade of any of these ratings. The ultimate outcome of this matter cannot be determined at this time.
Market Price Risk
Mississippi Power’s market risk exposure relative to interest rate changes for the second quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
In the second quarter 2010, Mississippi Power entered into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other than U.S. dollars. Mississippi Power had no material change in market risk exposure as a result of entering into these contracts.
Due to cost-based rate regulation, Mississippi Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
wholesale electricity market. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power had no material change in market risk exposure for the second quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2010 were as follows:

	Second Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(59)	$(42)
Contracts realized or settled	11	17
Current period changes(a)	—	(23)

Contracts outstanding at the end of the period, assets (liabilities), net	$(48)	$(48)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2010 was an increase of $11 million and a decrease of $6 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to the price of natural gas. At June 30, 2010, Mississippi Power had a net hedge volume of 22 million mmBtu with a weighted average contract cost of approximately $2.24 per mmBtu above market prices, compared to 23 million mmBtu at March 31, 2010 with a weighted average contract cost of approximately $2.62 per mmBtu above market prices and compared to 23 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.83 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the energy cost management clause.
Regulatory hedges relate to Mississippi Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost management clause.
Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2010 are as follows:

	June 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(48)	(23)	(25)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(48)	$(23)	$(25)	$—

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
Financing Activities
Mississippi Power did not issue or redeem any securities during the six months ended June 30, 2010.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$153,989	$90,877	$307,326	$185,489
Wholesale revenues, affiliates	92,784	137,718	194,541	273,002
Other revenues	1,703	2,003	3,097	3,624

Total operating revenues	248,476	230,598	504,964	462,115

Operating Expenses:
Fuel	76,678	51,731	174,192	117,512
Purchased power, non-affiliates	15,622	24,778	34,164	46,260
Purchased power, affiliates	25,009	13,860	48,420	29,062
Other operations and maintenance	38,007	34,966	76,885	67,939
Depreciation and amortization	28,892	27,198	58,001	51,537
Taxes other than income taxes	5,137	4,789	10,243	9,548

Total operating expenses	189,345	157,322	401,905	321,858

Operating Income	59,131	73,276	103,059	140,257
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19,553)	(21,592)	(39,607)	(43,151)
Other income (expense), net	(108)	(23)	311	(234)

Total other income and (expense)	(19,661)	(21,615)	(39,296)	(43,385)

Earnings Before Income Taxes	39,470	51,661	63,763	96,872
Income taxes	9,766	20,607	19,249	37,902

Net Income	$29,704	$31,054	$44,514	$58,970

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income	$29,704	$31,054	$44,514	$58,970
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1,303), $-, $410, and $302, respectively	(2,036)	—	641	466
Reclassification adjustment for amounts included in net income, net of tax of $990, $931, $1,993, and $1,866, respectively	1,546	1,435	3,113	2,875

Total other comprehensive income (loss)	(490)	1,435	3,754	3,341

Comprehensive Income	$29,214	$32,489	$48,268	$62,311

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$44,514	$58,970
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	64,467	57,610
Deferred income taxes	18,173	24,442
Convertible investment tax credits received	22,150	—
Deferred revenues	(23,439)	(21,070)
Mark-to-market adjustments	(1,233)	991
Accumulated billings on construction contract	401	24,565
Accumulated costs on construction contract	(20)	(31,113)
Other, net	3,126	3,834
Changes in certain current assets and liabilities —
-Receivables	(49,768)	(50,026)
-Fossil fuel stock	6,176	1,389
-Materials and supplies	3,950	(1,826)
-Prepaid income taxes	(10,683)	5,510
-Other current assets	1,739	1,493
-Accounts payable	1,920	(15,940)
-Accrued taxes	7,815	8,642
-Accrued interest	12	27
-Other current liabilities	326	(158)

Net cash provided from operating activities	89,626	67,340

Investing Activities:
Property additions	(129,312)	(7,835)
Sale of property	—	52
Change in construction payables	19,138	(1,624)
Payments pursuant to long-term service agreements	(15,988)	(15,450)
Other investing activities	(249)	(184)

Net cash used for investing activities	(126,411)	(25,041)

Financing Activities:
Increase in notes payable, net	85,972	—
Proceeds — Capital contributions	1,626	1,680
Payment of common stock dividends	(53,550)	(53,050)

Net cash provided from (used for) financing activities	34,048	(51,370)

Net Change in Cash and Cash Equivalents	(2,737)	(9,071)
Cash and Cash Equivalents at Beginning of Period	7,152	37,894

Cash and Cash Equivalents at End of Period	$4,415	$28,823

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4,370 and $163 capitalized for 2010 and 2009, respectively)	$33,274	$37,508
Income taxes (net of refunds)	$(10,536)	$7,725
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$4,415	$7,152
Receivables —
Customer accounts receivable	83,044	28,873
Other accounts receivable	2,996	2,064
Affiliated companies	35,874	38,561
Fossil fuel stock, at average cost	10,111	15,351
Materials and supplies, at average cost	27,657	31,607
Prepaid service agreements — current	18,805	44,090
Prepaid income taxes	15,891	5,177
Other prepaid expenses	1,437	3,176
Assets from risk management activities	6,357	4,901
Other current assets	4,400	6,754

Total current assets	210,987	187,706

Property, Plant, and Equipment:
In service	3,030,908	2,994,463
Less accumulated provision for depreciation	480,637	439,457

Plant in service, net of depreciation	2,550,271	2,555,006
Construction work in progress	271,461	153,982

Total property, plant, and equipment	2,821,732	2,708,988

Other Property and Investments:
Goodwill	1,835	1,794
Other intangible assets, net of amortization of $302 and $17 at June 30, 2010 and December 31, 2009, respectively	48,818	49,102

Total other property and investments	50,653	50,896

Deferred Charges and Other Assets:
Prepaid long-term service agreements	70,682	74,513
Other deferred charges and assets — affiliated	3,408	3,540
Other deferred charges and assets — non-affiliated	15,793	17,410

Total deferred charges and other assets	89,883	95,463

Total Assets	$3,173,255	$3,043,053

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Notes payable	$204,920	$118,948
Accounts payable —
Affiliated	72,223	58,493
Other	30,848	31,128
Accrued taxes —
Accrued income taxes	1,820	1,449
Other accrued taxes	10,607	2,576
Accrued interest	29,935	29,923
Liabilities from risk management activities	6,865	8,119
Other current liabilities	325	323

Total current liabilities	357,543	250,959

Long-term Debt	1,297,734	1,297,607

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	258,315	238,293
Deferred convertible investment tax credits	38,950	16,800
Deferred capacity revenues — affiliated	13,200	36,369
Other deferred credits and liabilities — affiliated	5,133	5,651
Other deferred credits and liabilities — non-affiliated	10,914	2,252

Total deferred credits and other liabilities	326,512	299,365

Total Liabilities	1,981,789	1,847,931

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	866,087	864,462
Retained earnings	343,026	352,061
Accumulated other comprehensive loss	(17,647)	(21,401)

Total common stockholder’s equity	1,191,466	1,195,122

Total Liabilities and Stockholder’s Equity	$3,173,255	$3,043,053

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2010 vs. SECOND QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(1.4)	(4.3)	$(14.5)	(24.5)

Southern Power’s net income for the second quarter 2010 was $29.7 million compared to $31.1 million for the corresponding period in 2009. This decrease was primarily due to lower revenues associated with the expiration of PPAs covering Plant Wansley Units 6 and 7 in December 2009 and higher operations and maintenance expenses. These decreases were partially offset by higher revenues on energy sales that were not covered by PPAs, lower interest expense, and higher tax benefits associated with the construction of Plant Nacogdoches.
Southern Power’s net income for year-to-date 2010 was $44.5 million compared to $59.0 million for the corresponding period in 2009. This decrease was primarily due to lower revenues associated with the expiration of PPAs covering Plant Wansley Units 6 and 7 in December 2009, higher operations and maintenance expenses, and higher depreciation and amortization. These decreases were partially offset by higher revenues on energy sales that were not covered by PPAs, lower interest expense, and higher tax benefits associated with the construction of Plant Nacogdoches.
Wholesale Revenues – Non-Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$63.1	69.4	$121.8	65.7

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale energy sales to non-affiliates for the second quarter 2010 were $154.0 million compared to $90.9 million for the corresponding period in 2009. The increase was mainly due to $52.1 million of energy and capacity revenues under new PPAs that began in January and June 2010 and $25.0 million of energy sales that were not covered by PPAs as a result of more favorable weather in the second quarter 2010 compared to the corresponding period in 2009. These increases were partially offset by a $13.8 million decrease in power sales under the IIC.
Wholesale energy sales to non-affiliates for year-to-date 2010 were $307.3 million compared to $185.5 million for the corresponding period in 2009. The increase was mainly due to $73.8 million of energy and capacity revenues under new PPAs that began in January and June 2010, $5.6 million of energy sales under requirements contracts, and $60.3 million of energy sales that were not covered by PPAs due to more favorable weather year-to-date 2010 compared to the corresponding period in 2009. These increases were partially offset by a $16.8 million decrease in power sales under the IIC.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(44.9)	(32.6)	$(78.5)	(28.7)

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
Wholesale revenues from affiliates for the second quarter 2010 were $92.8 million compared to $137.7 million for the corresponding period in 2009. The decrease was primarily the result of $55.7 million of lower energy and capacity revenues associated with the expiration of PPAs covering Plant Wansley Units 6 and 7 in December 2009. These decreases were partially offset by increased energy revenues of $14.2 million related to increased power sales under the IIC.
Wholesale revenues from affiliates for year-to-date 2010 were $194.5 million compared to $273.0 million for the corresponding period in 2009. The decrease was primarily the result of $113.7 million of lower energy and capacity revenues associated with the expiration of PPAs covering Plant Wansley Units 6 and 7 in December 2009. These decreases were partially offset by increased energy revenues of $35.1 million related to increased power sales under the IIC.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Second Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Second Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$25.0	48.2	$56.7	48.2
Purchased power – non-affiliates	(9.2)	(37.0)	(12.1)	(26.1)
Purchased power – affiliates	11.1	80.4	19.4	66.6

Total fuel and purchased power expenses	$26.9		$64.0

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
In the second quarter 2010, total fuel and purchased power expenses were $117.3 million compared to $90.4 million for the corresponding period in 2009. Fuel and purchased power expenses increased $20.1 million due to a 23.3% increase in the average cost of natural gas and a 16.0% increase in the average cost of purchased power. Additionally, fuel and purchased power expenses increased $6.8 million due to an increase in KWHs generated and purchased.
For year-to-date 2010, total fuel and purchased power expenses were $256.8 million compared to $192.8 million for the corresponding period in 2009. Fuel and purchased power expenses increased $37.8 million due to a 12.4% increase in the average cost of natural gas and a 28.3% increase in the average cost of purchased power. Additionally, fuel and purchased power expenses increased $26.2 million due to an increase in KWHs generated and purchased.
In the second quarter 2010, fuel expense was $76.7 million compared to $51.7 million for the corresponding period in 2009. Fuel expense increased $14.5 million due to a 23.3% increase in the average cost of natural gas and $10.5 million due to an increase in KWHs generated.
For year-to-date 2010, fuel expense was $174.2 million compared to $117.5 million for the corresponding period in 2009. Fuel expense increased $19.5 million due to a 12.4% increase in the average cost of natural gas and $37.2 million due to an increase in KWHs generated.
In the second quarter 2010, purchased power expense was $40.6 million compared to $38.6 million for the corresponding period in 2009. Purchased power expenses increased $5.6 million due to an increase in the average cost of purchased power, partially offset by a $3.6 million decrease due to fewer KWHs purchased.
For year-to-date 2010, purchased power expense was $82.6 million compared to $75.3 million for the corresponding period in 2009. Purchased power expenses increased $18.2 million due to an increase in the average cost of purchased power, partially offset by a $10.9 million decrease due to fewer KWHs purchased.
Other Operations and Maintenance Expenses

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$3.0	8.7	$9.0	13.2

In the second quarter 2010, other operations and maintenance expenses were $38.0 million compared to $35.0 million for the corresponding period in 2009. This increase was primarily related to additional expense associated with employee benefits.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, other operations and maintenance expenses were $76.9 million compared to $67.9 million for the corresponding period in 2009. This increase was primarily due to $4.1 million of additional expense associated with the passage of healthcare legislation in March 2010, $3.3 million related to generating plant outages and maintenance, and $1.2 million related to salaries and wages, primarily payroll taxes.
See FUTURE EARNINGS POTENTIAL – “Legislation” herein for additional information.
Depreciation and Amortization

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$1.7	6.2	$6.5	12.5

In the second quarter 2010, depreciation and amortization was $28.9 million compared to $27.2 million for the corresponding period in 2009. The increase was primarily related to $1.5 million associated with the acquisition of West Georgia Generating Company LLC (West Georgia) and the divestiture of DeSoto County Generating Company LLC (DeSoto) which resulted in an increase in property, plant, and equipment of approximately $120.2 million. The increase was also due to $0.7 million of equipment retirements and $0.4 million related to other increases in property, plant, and equipment. These increases were partially offset by a $1.0 million decrease related to changes in depreciation rates.
For year-to-date 2010, depreciation and amortization was $58.0 million compared to $51.5 million for the corresponding period in 2009. The increase was primarily related to $3.2 million associated with the West Georgia/DeSoto acquisition/divestiture described above, $4.8 million of equipment retirements, and $0.7 million related to other increases in property, plant, and equipment. These increases were partially offset by a $2.2 million decrease related to changes in depreciation rates.
See Note 1 to the financial statements of Southern Power under “Depreciation” and Note 2 to the financial statements of Southern Power under “West Georgia Generating Company, LLC Acquisition and DeSoto County Generating Company, LLC Divestiture” in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(2.0)	(9.4)	$(3.6)	(8.2)

In the second quarter 2010, interest expense, net of amounts capitalized was $19.6 million compared to $21.6 million for the corresponding period in 2009. This decrease was primarily related to $2.4 million of additional capitalized interest associated with the construction of the Cleveland County combustion turbine units and the Nacogdoches biomass plant, partially offset by $0.2 million associated with an increase in interest expense on commercial paper and $0.2 million associated with interest rate swaps on senior notes.
For year-to-date 2010, interest expense, net of amounts capitalized was $39.6 million compared to $43.2 million for the corresponding period in 2009. This decrease was primarily related to $4.2 million of additional capitalized interest associated with the construction of the Cleveland County combustion turbine units and the Nacogdoches biomass plant, partially offset by $0.3 million associated with an increase in interest expense on commercial paper and $0.4 million associated with interest rate swaps on senior notes.
See FUTURE EARNINGS POTENTIAL – “Construction Projects” herein for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

Second Quarter 2010 vs. Second Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(10.8)	(52.6)	$(18.7)	(49.2)

In the second quarter 2010, income taxes were $9.8 million compared to $20.6 million for the corresponding period in 2009. The decrease was primarily due to $5.0 million associated with lower pre-tax earnings and $2.9 million of tax benefits associated with the construction of Plant Nacogdoches.
For year-to-date 2010, income taxes were $19.2 million compared to $37.9 million for the corresponding period in 2009. The decrease was primarily due to $13.1 million associated with lower pre-tax earnings and $5.1 million of tax benefits associated with the construction of Plant Nacogdoches.
See Note 1 to the financial statements of Southern Power under “Convertible Investment Tax Credits” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements under “Effective Tax Rate” herein for additional information.
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
Air Quality
On January 22, 2010, the EPA finalized revisions to the National Ambient Air Quality Standard for Nitrogen Dioxide (NO2) by setting a new one-hour standard that became effective on April 12, 2010. The impact of this regulation will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time. Although none of the areas in which Southern Power operates generating assets are expected to

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
be designated as nonattainment for the standard, based on current ambient air quality monitoring data, the new NO2 standard could result in significant additional compliance and operational costs for units that require new source permitting.
Carbon Dioxide Litigation
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. The plaintiffs have until August 26, 2010 to file a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of this matter cannot be determined at this time.
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
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Southern Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Legislation” of Southern Power in Item 7 of the Form 10-K for additional information. On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Southern Company has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date. Southern Power incurred a non-cash write-off of approximately $4 million to expense for the six months ended June 30, 2010. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Southern Power cannot be determined at this time.
Construction Projects
Cleveland County Units 1-4
In December 2008, Southern Power announced that it would build an electric generating plant in Cleveland County, North Carolina. The plant will consist of four combustion turbine natural gas generating units with a total capacity of 720 MWs. The units are expected to go into commercial operation in 2012. Costs incurred through June 30, 2010 were $103.1 million. The total estimated construction cost is expected to be between $350 million and $400 million.
Nacogdoches
On October 8, 2009, Southern Power acquired all of the outstanding membership interests of Nacogdoches Power LLC from American Renewables LLC, the original developer of the project. Nacogdoches is constructing a biomass generating plant in Sacul, Texas with an estimated capacity of 100 MWs. The generating plant will be fueled from wood waste. Construction commenced in 2009 and the plant is expected to begin commercial operation in 2012. Costs incurred through June 30, 2010 were $167.7 million. The total estimated cost of the project is expected to be between $475 million and $500 million.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at June 30, 2010. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See “Sources of Capital” herein for additional information on lines of credit.
Net cash provided from operating activities totaled $89.6 million for the first six months of 2010, compared to $67.3 million for the corresponding period in 2009. The $22.3 million increase was mainly due to an increase in accounts payable associated with an increase in the volume of fuel purchased and an increase in convertible investment tax credits. Net cash used for investing activities totaled $126.4 million for the first six months of 2010, compared to $25.0 million for the corresponding period in 2009. The $101.4 million increase was primarily due to an increase in construction work in progress related to construction activities at Cleveland County and Nacogdoches. Net cash provided from financing activities totaled $34.0 million for the first six months of 2010, compared to $51.4 million cash used for financing activities for the corresponding period in 2009. The increase was primarily due to an increase in short-term borrowings in 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant asset changes in the balance sheet for the first six months of 2010 include an increase in customer accounts receivable due to seasonality and new PPAs that began in June 2010, and an increase in construction work in progress due to Cleveland County and Nacogdoches construction activities.
Significant liability and stockholder’s equity changes in the balance sheet for the first six months of 2010 include an increase in notes payable mainly related to Cleveland County and Nacogdoches construction activities.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements. The construction program is subject to

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
periodic review and revision; these amounts include estimates for potential plant acquisitions and new construction as well as ongoing capital improvements. Planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power’s ability to execute its growth strategy. Actual construction costs may vary from these estimates because of changes in factors such as: business conditions; environmental statutes and regulations; new regulatory requirements for generating plants; FERC rules and regulations; load projections; legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital.
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
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at June 30, 2010 cash and cash equivalents of approximately $4.4 million and committed credit arrangements with banks of $400 million, all of which expire in 2012. Proceeds from these credit arrangements may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. At June 30, 2010, Southern Power had $204.9 million of commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At June 30, 2010, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $340 million. At June 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.1 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Power’s ability to access capital markets, particularly the short-term debt market.
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
Southern Power’s market risk exposure relative to interest rate changes for the second quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
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
The changes in fair value of energy-related derivative contracts for the three and six months ended June 30, 2010 were as follows:

	Second Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$0.1	$(3.5)
Contracts realized or settled	—	0.5
Current period changes(a)	(1.3)	1.8

Contracts outstanding at the end of the period, assets (liabilities), net	$(1.2)	$(1.2)

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The changes in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2010 were a decrease of $1.3 million and an increase of $2.3 million, respectively, which is due to both power and natural gas positions. This change is attributable to both the volume and prices of power and natural gas as follows:

	June 30,	March 31,	December 31,
	2010	2010	2009

Power (net sold)

MWHs (in millions)	0.7	1.3	2.7
Weighted average contract cost per MWH above (below) market prices (in dollars)	$6.77	$9.03	$(0.36)

Natural gas (net purchase)

Commodity – million mmBtu	5.6	6.4	8.3
Location basis – million mmBtu	—	1.2	2.0

Commodity – Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$1.31	$2.41	$0.29

Location basis – Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$—	$(0.03)	$(0.04)

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	June 30, 2010	December 31, 2009
	(in millions)
Cash flow hedges	$(1.4)	$(2.5)
Not designated	0.2	(1.0)

Total fair value	$(1.2)	$(3.5)

Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
Total net unrealized pre-tax gains recognized in income for the three and six months ended June 30, 2010 for energy-related derivative contracts that are not hedges were $2.0 million and $1.2 million, respectively, and will continue to be marked to market until the settlement date. For the three months ended June 30, 2009, the total net unrealized pre-tax gains (losses) recognized in the statements of income were immaterial. For the six months ended June 30, 2009, the total net unrealized pre-tax losses recognized in the statements of income were $1.0 million.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2010 are as follows:

	June 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(1.2)	(0.5)	(0.8)	0.1
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(1.2)	$(0.5)	$(0.8)	$0.1

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
Financing Activities
Southern Power did not issue or redeem any long-term securities during the six months ended June 30, 2010.

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
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2009 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2010 and 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.

Certain prior years’ data presented in the financial statements have been reclassified to conform to the current year presentation.

Affiliate Transactions

In January 2010, Gulf Power purchased turbine rotor assembly parts owned by Georgia Power and Southern Power for approximately $4 million and $6 million, respectively. In June 2010, Mississippi Power purchased a turbine rotor assembly part from Gulf Power for approximately $6 million. These affiliate transactions were in accordance with FERC and state PSC rules and guidelines.

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

Under the terms of the separation agreements entered into in connection with the spin-off, Mirant agreed to indemnify Southern Company for certain costs. As a result of Mirant’s bankruptcy, Southern Company sought reimbursement as an unsecured creditor in Mirant’s Chapter 11 proceeding. If Southern Company’s claims for indemnification with respect to these costs are allowed, then Mirant’s indemnity obligations to Southern Company would constitute unsecured claims against Mirant entitled to stock in Reorganized Mirant. As a result of the $202 million settlement in March 2009 of another suit related to Mirant (MC Asset Recovery litigation), the maximum amount Southern Company can assert by proof of claim in the Mirant bankruptcy is capped at $9.5 million. See Note 5 to the financial statements of Southern Company under “Effective Tax Rate” in Item 8 of the Form 10-K for more information regarding the MC Asset Recovery litigation settlement. By settlement agreement, dated as of July 7, 2010, substantially all the claims filed by Southern Company against Mirant have been resolved. Pursuant to the agreement, Southern Company will be given allowed unsecured claims against Mirant in the aggregate amount of approximately $8.8 million, which claims will be treated pursuant to the terms of the Mirant plan of reorganization. The parties also released each other from any other claims arising from events or conduct prior to the effective date of Mirant’s plan of reorganization, with certain limited exceptions. Mirant has requested bankruptcy court approval of the settlement and the matter is scheduled to be heard on August 26, 2010. The final outcome of this matter cannot now be determined.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Carbon Dioxide Litigation

New York Case

In July 2004, three environmental groups and attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed complaints in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Under common law public and private nuisance theories, the plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining global warming and (2) requiring each of the defendants to cap its emissions of carbon dioxide and then reduce those emissions by a specified percentage each year for at least a decade. The plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. In September 2005, the U.S. District Court for the Southern District of New York granted Southern Company’s and the other defendants’ motions to dismiss these cases. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit in October 2005 and, in September 2009, the U.S. Court of Appeals for the Second Circuit reversed the district court’s ruling, vacating the dismissal of the plaintiffs’ claim, and remanding the case to the district court. In November 2009, the defendants, including Southern Company, sought rehearing en banc. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010 and granted the defendants’ request to stay the mandate to allow the defendants to file a petition for writ of certiorari with the U.S. Supreme Court on March 16, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Other Litigation

Common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas emissions have become more frequent, and courts have recently determined that private parties and states have standing to bring such claims. For example, in October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the U.S. District Court for the Southern District of Mississippi’s dismissal of private party claims against certain oil, coal, chemical, and utility companies alleging damages as a result of Hurricane Katrina. In reversing the dismissal, the U.S. Court of Appeals for the Fifth Circuit held that plaintiffs have standing to assert their nuisance, trespass, and negligence claims and none of these claims are barred by the political question doctrine. On May 28, 2010, however, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. The plaintiffs have until August 26, 2010 to file a petition for writ of certiorari with the U.S. Supreme Court. Southern Company is not currently a party to this litigation, but the traditional operating companies and Southern Power were named as defendants in an amended complaint which was rendered moot in August 2007 by the U.S. District Court for the Southern District of Mississippi when such court dismissed the original matter. The ultimate outcome of this matter cannot be determined at this time.

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

Georgia Power’s environmental remediation liability as of June 30, 2010 was $14.1 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and CERCLA NPL are anticipated; however, they are not expected to have a material impact on Georgia Power’s financial statements.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $63.1 million as of June 30, 2010. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

In 2003, the Texas Commission on Environmental Quality (TCEQ) designated Mississippi Power as a PRP at a site in Texas. The site was owned by an electric transformer company that handled Mississippi Power’s transformers as well as those of many other entities. The site owner is bankrupt and the State of Texas has entered into an agreement with Mississippi Power and several other utilities to investigate and remediate the site. Amounts expensed related to this work were not material. Hundreds of entities have received notices from the TCEQ requesting their participation in the anticipated site remediation. The final impact of this matter on Mississippi Power will depend upon further environmental assessment and the ultimate number of PRPs. The remediation expenses incurred by Mississippi Power are expected to be recovered through the ECO Plan.

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

In December 2009, Southern Company and the FERC trial staff reached an agreement in principle that would resolve the proceeding in its entirety. The agreement does not reflect any finding or suggestion that any subsidiary of Southern Company possesses or has exercised any market power. The agreement likewise does not require Southern Company to make any refunds related to sales during the 15-month refund period. The agreement does provide for the traditional operating companies and Southern Power to donate a total of $1.7 million to nonprofit organizations in the states in which they operate for the purpose of offsetting the electricity bills of low-income retail customers. The joint offer of settlement was filed on March 2, 2010. On July 13, 2010, the FERC issued an order approving the filed settlement, finding it to be fair, reasonable, and in the public interest. There is a 30-day period within which a rehearing request may be filed. If the 30-day period expires and no rehearing request has been filed, then the payment shall be made within 15 days after the order becomes final and non-appealable.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Nuclear Fuel Disposal Cost Litigation

See Note 3 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Fuel Disposal Costs” in Item 8 of the Form 10-K for information regarding the litigation brought by Alabama Power and Georgia Power against the government for breach of contracts related to the disposal of spent nuclear fuel. In July 2007, the U.S. Court of Federal Claims awarded Georgia Power approximately $30 million, based on its ownership interests, and awarded Alabama Power approximately $17 million, representing substantially all of the direct costs of the expansion of spent nuclear fuel storage facilities at Plants Farley, Hatch, and Vogtle from 1998 through 2004. In November 2007, the government’s motion for reconsideration was denied. In January 2008, the government filed an appeal and, in February 2008, filed a motion to stay the appeal, which the U.S. Court of Appeals for the Federal Circuit granted in April 2008. On May 5, 2010, the U.S. Court of Appeals for the Federal Circuit lifted the stay.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In April 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim), due to the government’s alleged continuing breach of contract. In October 2008, the U.S. Court of Appeals for the Federal Circuit denied a similar request by the government to stay this proceeding. The complaint does not contain any specific dollar amount for recovery of damages. Damages will continue to accumulate until the issue is resolved or the storage is provided. No amounts have been recognized in the financial statements as of June 30, 2010 for either claim. The final outcome of these matters cannot be determined at this time, but no material impact on net income is expected as any damage amounts collected from the government are expected to be returned to customers.

Income Tax Matters

Georgia State Income Tax Credits

Georgia Power’s 2005 through 2008 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. On April 30, 2010, the Georgia Department of Revenue filed its notice of appeal with the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, no material impact on Southern Company’s or Georgia Power’s net income is expected, as a significant portion of any tax benefit is expected to be returned to Georgia Power’s retail customers. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Georgia Power’s and Southern Company’s cash flow. See Note 5 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K under “Unrecognized Tax Benefits” and Note (G) herein for additional information. The ultimate outcome of this matter cannot now be determined.

Retail Regulatory Matters

Rate Plans

See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” and of Southern Company under “Retail Regulatory Matters – Georgia Power – Retail Rate Plans” and “– Cost of Removal” in Item 8 of the Form 10-K for information regarding the 2007 Retail Rate Plan.

On August 27, 2009, the Georgia PSC approved an accounting order that would allow Georgia Power to amortize up to $324 million of its regulatory liability related to other cost of removal obligations. Under the terms of the accounting order, Georgia Power was entitled to amortize up to one-third of the regulatory liability ($108 million) in 2009, limited to the amount needed to earn no more than a 9.75% retail return on equity (ROE). In addition, Georgia Power may amortize up to two-thirds of the regulatory liability ($216 million) in 2010, limited to the amount needed to earn no more than a 10.15% retail ROE. Through June 30, 2010, Georgia Power had amortized $155.3 million of the regulatory liability.

In accordance with the 2007 Retail Rate Plan, Georgia Power filed a base rate case with the Georgia PSC on July 1, 2010. The filing includes a requested rate increase totaling $615 million, or 8.2% of retail revenues, to be effective January 1, 2011, based on a proposed retail ROE of 11.95%. The requested increase will be recovered through Georgia Power’s existing base rate tariffs as follows: $451 million, or 6.0%, through the traditional base rate tariffs; $115 million, or 1.5%, through the Environmental Compliance Cost Recovery (ECCR) tariff; $32 million through the Demand Side Management (DSM) tariffs; and $17 million through the Municipal Franchise Fee (MFF) tariff. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase includes recovery of higher operation, maintenance, and other investment costs to meet the current and future demand for electricity.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Unlike rate plans based on traditional one-year test periods, the 2007 Retail Rate Plan was designed to operate for the three-year period ending December 31, 2010. The 2010 rate case request includes proposed enhancements to the structure of the 2007 Retail Rate Plan to fit the current economic climate, including a process of annual tariff compliance reviews that would allow it to continue to operate for multiple years (Proposed Alternate Rate Plan). The primary points of the Proposed Alternate Rate Plan include:
•	Continuation of a plus or minus 100 basis point range for ROE.

•	Creation of an Adjustable Cost Recovery (ACR) tariff. If approved, beginning with an effective date of January 1, 2012, the ACR will work to maintain Georgia Power’s earnings within the ROE band established by the Georgia PSC in this case. If Georgia Power’s earnings projected for the upcoming year are within the ROE band, no adjustment under the ACR tariff will be requested. If Georgia Power’s earnings projected for the upcoming year are outside (either above or below) the approved ROE band, the ACR tariff will be used to adjust projected earnings back to the mid-point of the approved ROE band.

The ACR tariff would also return to the sharing mechanism used prior to the 2007 Retail Rate Plan whereby two-thirds of any actual earnings for the previous year above the approved ROE band would be refunded to customers, with the remaining one-third retained by Georgia Power as incentive to manage expenses and operate as efficiently as possible. In addition, if earnings are below the approved ROE band, Georgia Power would accept one-third of the shortfall and retail customers would be responsible for the remaining two-thirds.

•	Creation of a new Certified Capacity Cost Recovery (CCCR) tariff to recover costs related to new capacity additions certified by the Georgia PSC and updated through applicable project construction monitoring reports and hearings.

•	Continuation and enhancement of the ECCR and DSM-Residential tariffs from the 2007 Retail Rate Plan and creation of a DSM-Commercial tariff to recover environmental capital and operating costs resulting from governmental mandates and DSM costs approved and certified by the Georgia PSC.

•	Implementation of an annual review of the MFF tariff to adjust for changes in relative gross receipts between customers served inside and outside municipal boundaries.
These proposed enhancements would become effective in 2012 with revenue requirements for each tariff updated through separate compliance filings based on Georgia Power’s budget for the upcoming year. Based on Georgia Power’s 2010 budget, earnings are currently projected to be slightly below the proposed ROE band in 2012 and within the band in 2013. However, updated budgets and revenue forecasts may eliminate, increase, or decrease the need for an ACR tariff adjustment in either year. In addition, Georgia Power currently estimates the ECCR tariff would increase by $120 million in 2012 and would decrease by $12 million in 2013. The CCCR tariff would begin recovering the costs of Plant McDonough Units 4, 5, and 6 with increases of $99 million in February 2012, $77 million in June 2012, and $76 million in February 2013. The DSM tariffs would increase by $17 million in 2012 and $18 million in 2013 to reflect the terms of the stipulated agreement in Georgia Power’s 2010 DSM Certification proceeding. Amounts recovered under the MFF tariff are based on amounts recovered under all other tariffs.

Georgia Power expects the Georgia PSC to issue a final order in this matter during December 2010. The final outcome of this matter cannot now be determined.

Fuel Cost Recovery

See Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery” and of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information on Georgia Power’s fuel cost recovery.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Nuclear Construction

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters – Georgia Power – Nuclear Construction” and “Construction – Nuclear,” respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power’s construction of two nuclear generating units at Plant Vogtle.

In June 2009, the Southern Alliance for Clean Energy (SACE) filed a petition in the Superior Court of Fulton County, Georgia seeking review of the Georgia PSC’s certification order and challenging the constitutionality of the Georgia Nuclear Financing Act. On May 5, 2010, the court dismissed as premature the plaintiffs’ claim challenging the Georgia Nuclear Energy Financing Act. The dismissal of the claim related to the Georgia Nuclear Energy Financing Act is subject to appeal and the plaintiffs are expected to re-file this claim in the future. In addition, on May 5, 2010, the court issued an order remanding the Georgia PSC’s certification order for inclusion of further findings of fact and conclusions of law by the Georgia PSC. In compliance with the court’s order, the Georgia PSC issued its order on remand to include further findings of fact and conclusions of law on June 23, 2010. On July 5, 2010, the SACE and the Fulton County Taxpayers Foundation, Inc. filed separation motions with the Georgia PSC for reconsideration of the order on remand.

In August 2009 and June 2010, the NRC issued letters to Westinghouse revising the review schedules needed to certify the AP1000 standard design for new reactors and expressing concerns related to the availability of adequate information and the shield building design. The shield building protects the containment and provides structural support to the containment cooling water supply. Georgia Power is continuing to work with Westinghouse and the NRC to resolve these concerns. Any possible delays in the AP1000 design certification schedule, including those addressed by the NRC in their letters, are not currently expected to affect the projected commercial operation dates for Plant Vogtle Units 3 and 4.

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

Integrated Coal Gasification Combined Cycle

See Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters – Integrated Coal Gasification Combined Cycle (IGCC)” and of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding Mississippi Power’s construction of the Kemper IGCC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
On March 9, 2010, the Mississippi Department of Environmental Quality issued the PSD air permit modification for the Kemper IGCC, which modifies the original PSD air permit issued in October 2008. The Mississippi Chapter of the Sierra Club has requested a formal evidentiary hearing regarding the issuance of the modified permit.

In addition to the Internal Revenue Code Section 48A Phase I tax credits of $133 million certified by the IRS in May 2009, Mississippi Power filed an application in November 2009 with the DOE and in December 2009 with the IRS for certain tax credits available to projects using advanced coal technologies under the Energy Improvement and Extension Act of 2008. The DOE subsequently certified the Kemper IGCC, and on April 30, 2010, the IRS allocated $279 million of Phase II tax credits under Section 48A of the Internal Revenue Code to Mississippi Power. The utilization of these credits is dependent upon meeting the IRS certification requirements and completing the Kemper IGCC in a timely manner. Mississippi Power has secured all environmental reviews and permits necessary to commence construction of the Kemper IGCC and has entered into a binding contract for the steam turbine generator, completing two milestone requirements for these credits.

On April 29, 2010, the Mississippi PSC issued an order finding that Mississippi Power’s application to acquire, construct, and operate the Kemper IGCC did not satisfy the requirement of public convenience and necessity in the form that the project and the related cost recovery were originally proposed by Mississippi Power. The April 2010 order also approved recovery of $46 million of $50.5 million in prudent pre-construction costs incurred through March 2009. The remaining $4.5 million is associated with overhead costs and variable pay of SCS, which were recommended for exclusion from pre-construction costs by a consultant hired by the Mississippi Public Utilities Staff. An additional $3.5 million has been incurred for costs of this type since March 2009. The remaining $4.5 million, as well as additional pre-construction amounts incurred during the generation screening and evaluation process through May 2010, will be reviewed and addressed in a future proceeding.

On May 10, 2010, Mississippi Power filed a motion in response to the April 29, 2010 order of the Mississippi PSC relating to the Kemper IGCC, or in the alternative, for alteration or rehearing of such order.

On May 26, 2010, the Mississippi PSC issued an order revising its findings from the April 29, 2010 order. Among other things, the Mississippi PSC’s May 26, 2010 order (1) approved the alternate construction cost cap of up to $2.88 billion (and any amounts that fall within specified exemptions from the cost cap; such exemptions include the costs of the lignite mine and equipment), subject to determinations by the Mississippi PSC that such costs in excess of $2.4 billion are prudent and required by the public convenience and necessity; (2) provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power’s proposal; and (3) approved financing cost recovery on construction work in progress (CWIP) balances under the State of Mississippi Baseload Act of 2008 (Baseload Act), which provides for the accrual of allowance for funds used during construction in 2010 and 2011 and recovery of financing costs on 100% of CWIP in 2012, 2013, and through May 1, 2014 (provided that the amount of CWIP allowed is (i) reduced by the amount of government construction cost incentives received by Mississippi Power in excess of $296 million to the extent that such amount increases cash flow for the pertinent regulatory period and (ii) justified by a showing that such CWIP allowance will benefit customers over the life of the plant). The Mississippi PSC order established periodic prudence reviews during the annual CWIP review process. More frequent prudence determinations may be requested at a later time. On May 27, 2010, Mississippi Power filed a motion with the Mississippi PSC accepting the conditions contained in the order. On June 3, 2010, the Mississippi PSC issued the final certificate order which granted Mississippi Power’s motion and issued a certificate of public convenience and necessity authorizing acquisition, construction, and operation of the Kemper IGCC.

In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and will acquire mineral reserves located at the plant site in Kemper County. On May 27, 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation, which will develop, construct, and manage the mining operations. The agreement is effective June 1, 2010 through the end of the mine reclamation.

On June 17, 2010, the Sierra Club filed an appeal of the Mississippi PSC’s June 3, 2010 decision to grant a certificate of public convenience and necessity for the Kemper IGCC with the Chancery Court of Harrison County, Mississippi (Chancery Court). Subsequently, on July 6, 2010, the Sierra Club also filed an appeal directly with the Mississippi

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Supreme Court. On July 20, 2010, the Chancery Court issued a stay of the proceeding pending the resolution of the jurisdictional issues raised in a motion filed by Mississippi Power on July 16, 2010 to confirm jurisdiction in the Mississippi Supreme Court.

On July 27, 2010, Mississippi Power and South Mississippi Electric Power Association (SMEPA) entered into an Asset Purchase Agreement whereby SMEPA will purchase an undivided 17.5% interest in the Kemper IGCC project. The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions.

As of June 30, 2010, Mississippi Power had spent a total of $142.4 million on the Kemper IGCC, including regulatory filing costs. Of this total, $129.1 million was included in CWIP, $11.3 million was recorded in other regulatory assets, $0.8 million was recorded in other deferred charges and assets, and $1.3 million was expensed. Upon receipt of the issuance of the final certificate order in May 2010, construction screening costs including regulatory filing costs totaled $129.0 million. As of May 31, 2010, construction related screening costs of $116.2 million were reclassified to CWIP while the non-capital related costs of $11.2 million and $0.6 million were classified in other regulatory assets and other deferred charges, respectively, and $1.0 million was previously expensed. Costs incurred for the six months ended June 30, 2010 totaled $68.9 million compared to $14.1 million for the six months ended June 30, 2009.

The ultimate outcome of these matters cannot now be determined.
(C)	FAIR VALUE MEASUREMENTS
As of June 30, 2010, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, are as follows:

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2010:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$7	$—	$7
Interest rate derivatives	—	8	—	8
Nuclear decommissioning trusts(a)(b)	677	384	—	1,061
Cash equivalents and restricted cash	142	—	—	142
Other investments	24	48	19	91

Total	$843	$447	$19	$1,309

Liabilities:
Energy-related derivatives	$—	$209	$—	$209
Interest rate derivatives	—	1	—	1

Total	$—	$210	$—	$210

Alabama Power
Assets:
Nuclear decommissioning trusts:(a)
Domestic equity	$272	$50	$—	$322
U.S. Treasury and government agency securities	17	7	—	24
Corporate bonds	—	80	—	80
Mortgage and asset backed securities	—	36	—	36
Other	—	12	—	12
Cash equivalents and restricted cash	32	—	—	32

Total	$321	$185	$—	$506

Liabilities:
Energy-related derivatives	$—	$45	$—	$45

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2010:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Georgia Power
Assets:
Nuclear decommissioning trusts:(a)
Domestic equity	$388	$1	$—	$389
U.S. Treasury and government agency securities	—	24	—	24
Municipal bonds	—	37	—	37
Corporate bonds	—	78	—	78
Mortgage and asset backed securities	—	41	—	41
Other	—	18	—	18
Cash equivalents	52	—	—	52

Total	$440	$199	$—	$639

Liabilities:
Energy-related derivatives	$—	$93	$—	$93

Gulf Power
Assets:
Cash equivalents and restricted cash	$12	$—	$—	$12

Liabilities:
Energy-related derivatives	$—	$15	$—	$15

Mississippi Power
Liabilities:
Energy-related derivatives	$—	$48	$—	$48

Southern Power
Assets:
Energy-related derivatives	$—	$7	$—	$7

Liabilities:
Energy-related derivatives	$—	$8	$—	$8

(a)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.
(b)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

As of June 30, 2010, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, are as follows:

	Fair	Unfunded	Redemption	Redemption
As of June 30, 2010:	Value	Commitments	Frequency	Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Corporate bonds – commingled funds	$38	None	Daily	1 to 3 days
Other – commingled funds	18	None	Daily	Not applicable
Trust owned life insurance	76	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	142	None	Daily	Not applicable
Other:
Deferred compensation – money market funds	3	None	Daily	Not applicable

Alabama Power
Nuclear decommissioning trusts:
Trust owned life insurance	$76	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	32	None	Daily	Not applicable

Georgia Power
Nuclear decommissioning trusts:
Corporate bonds – commingled funds	$38	None	Daily	1 to 3 days
Other – commingled funds	18	None	Daily	Not applicable
Cash equivalents:
Money market funds	52	None	Daily	Not applicable

Gulf Power
Cash equivalents and restricted cash:
Money market funds	$12	None	Daily	Not applicable

The commingled funds in the nuclear decommissioning trusts invest primarily in a diversified portfolio of investment high grade money market instruments, including, but not limited to, commercial paper, notes, repurchase agreements, and other evidences of indebtedness with a maturity not exceeding 13 months from the date of purchase. The commingled funds will, however, maintain a dollar-weighted average portfolio maturity of 90 days or less. The assets may be longer term investment grade fixed income obligations having a maximum five-year final maturity with put features or floating rates with a reset rate date of 13 months or less. The primary objective for the commingled funds is a high level of current income consistent with stability of principal and liquidity.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Southern Company, Alabama Power, and Georgia Power account for investment securities held in the nuclear decommissioning trust funds at fair value. For the three months and six months ended June 30, 2010, the reduction in fair value of the funds, which includes reinvested interest and dividends, is recorded in the regulatory liability and was $36 million and $16 million, respectively, for Alabama Power, $50 million and $26 million, respectively, for Georgia Power, and $86 million and $42 million, respectively, for Southern Company.

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

Changes in the fair value measurement of the Level 3 items using significant unobservable inputs for Southern Company at June 30, 2010 are as follows:

	Level 3
	Other
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(in millions)
Beginning balance	$19	$35
Total gains (losses) — realized/unrealized:
Included in OCI	—	4
Transfers out of Level 3	—	(20)

Ending balance at June 30, 2010	$19	$19

Transfers in and out of the levels of fair value hierarchy are recognized as of the end of the reporting period. At March 31, 2010, the value of one of the investments was reclassified from Level 3 to Level 1 because the securities began trading on the public market. The reclassification is reflected in the table above as a transfer out of Level 3 at its fair value.

At June 30, 2010, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
Southern Company	$19,548	$20,641
Alabama Power	$6,183	$6,607
Georgia Power	$8,315	$8,719
Gulf Power	$1,174	$1,232
Mississippi Power	$491	$521
Southern Power	$1,298	$1,417
The fair values were based on closing market prices (Level 1) or closing prices of comparable instruments (Level 2).

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(D)	STOCKHOLDERS’ EQUITY
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
Shares used to compute diluted earnings per share are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
As reported shares	828,363	790,748	825,444	785,303
Effect of options	4,259	1,320	3,308	1,562

Diluted shares	832,622	792,068	828,752	786,865

There were 20 million and 37.8 million stock options that were not included in the diluted earnings per share calculation for the three and six months ended June 30, 2010 and 2009, respectively, because they were anti-dilutive. Assuming an average stock price of $38.01 (the highest exercise price of the anti-dilutive options outstanding), the effect of options would have increased by 2 million and 3.5 million shares for the three months ended June 30, 2010 and 2009, respectively, and 2 million and 3.1 million shares for the six months ended June 30, 2010 and 2009, respectively.

Changes in Stockholders’ Equity

The following table presents year-to-date changes in stockholders’ equity of Southern Company:

				Preferred and
	Number of		Common	Preference	Total
	Common Shares		Stockholders’	Stock of	Stockholders’
	Issued	Treasury	Equity	Subsidiaries	Equity
	(in thousands)		(in millions)
Balance at December 31, 2009	820,152	(505)	$14,878	$707	$15,585
Net income after dividends on preferred and preference stock	—	—	1,005	—	1,005
Other comprehensive income (loss)	—	—	13	—	13
Stock issued	10,996	—	371	—	371
Cash dividends on common stock	—	—	(735)	—	(735)
Other	—	63	1	—	1

Balance at June 30, 2010	831,148	(442)	$15,533	$707	$16,240

Balance at December 31, 2008	777,616	(424)	$13,276	$707	$13,983
Net income after dividends on preferred and preference stock	—	—	604	—	604
Other comprehensive income (loss)	—	—	16	—	16
Stock issued	18,894	—	559	—	559
Cash dividends on common stock	—	—	(670)	—	(670)
Other	—	(34)	(1)	—	(1)

Balance at June 30, 2009	796,510	(458)	$13,784	$707	$14,491

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(E)	FINANCING
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

The following table outlines the credit arrangements by company as of June 30, 2010:

			Executable
			Term-Loans		Expires
			One	Two
Company	Total	Unused	Year	Years	2010	2011	2012
	(in millions)
Southern Company	$950	$950	$—	$—	$—	$—	$950
Alabama Power	1,271	1,271	372	—	333	173	765
Georgia Power	1,715	1,703	220	40	40	555	1,120
Gulf Power	220	220	190	—	80	140	—
Mississippi Power	161	161	65	41	56	105	—
Southern Power	400	400	—	—	—	—	400
Other	60	60	60	—	10	50	—

Total	$4,777	$4,765	$907	$81	$519	$1,023	$3,235

Subsequent to June 30, 2010, Alabama Power renewed a $200 million credit agreement which contains a provision allowing a one-year term loan executable at expiration and extended the expiration date to 2011.

Subsequent to June 30, 2010, Georgia Power renewed a $40 million credit agreement which contains a provision allowing a two-year term loan executable at expiration and extended the expiration date to 2011.

Subsequent to June 30, 2010, Gulf Power increased its existing lines of credit by $15 million with an expiration of 2011.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Components of the net periodic benefit costs for the three and six months ended June 30, 2010 and 2009 are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power
	(in millions)
Three Months Ended June 30, 2010
Service cost	$43	$11	$13	$2	$2
Interest cost	97	24	37	4	5
Expected return on plan assets	(137)	(42)	(55)	(6)	(6)
Net amortization	10	2	3	—	—

Net cost (income)	$13	$(5)	$(2)	$—	$1

Six Months Ended June 30, 2010
Service cost	$86	$21	$27	$4	$4
Interest cost	195	48	73	8	9
Expected return on plan assets	(275)	(84)	(110)	(12)	(11)
Net amortization	21	5	7	1	1

Net cost (income)	$27	$(10)	$(3)	$1	$3

Three Months Ended June 30, 2009
Service cost	$37	$9	$12	$1	$1
Interest cost	97	24	36	5	5
Expected return on plan assets	(136)	(41)	(54)	(6)	(5)
Net amortization	11	2	4	—	1

Net cost (income)	$9	$(6)	$(2)	$—	$2

Six Months Ended June 30, 2009
Service cost	$73	$17	$24	$3	$3
Interest cost	194	48	73	9	9
Expected return on plan assets	(271)	(82)	(108)	(12)	(10)
Net amortization	21	5	8	—	1

Net cost (income)	$17	$(12)	$(3)	$—	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT BENEFITS	Company	Power	Power	Power	Power
	(in millions)
Three Months Ended June 30, 2010
Service cost	$7	$1	$2	$1	$1
Interest cost	25	7	11	1	1
Expected return on plan assets	(16)	(6)	(7)	(1)	(1)
Net amortization	5	1	3	—	—

Net cost (income)	$21	$3	$9	$1	$1

Six Months Ended June 30, 2010
Service cost	$13	$3	$4	$1	$1
Interest cost	50	13	22	2	2
Expected return on plan assets	(32)	(12)	(15)	(1)	(1)
Net amortization	10	3	6	—	—

Net cost (income)	$41	$7	$17	$2	$2

Three Months Ended June 30, 2009
Service cost	$6	$1	$3	$1	$—
Interest cost	29	8	12	2	2
Expected return on plan assets	(15)	(6)	(7)	(1)	(1)
Net amortization	7	2	3	—	—

Net cost (income)	$27	$5	$11	$2	$1

Six Months Ended June 30, 2009
Service cost	$13	$3	$5	$1	$1
Interest cost	57	15	25	3	3
Expected return on plan assets	(30)	(12)	(15)	(1)	(1)
Net amortization	14	4	7	—	—

Net cost (income)	$54	$10	$22	$3	$3

(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS
Effective Tax Rate

Southern Company’s effective tax rate was 31.8% for the six months ended June 30, 2010, as compared to 38.2% for the corresponding period in 2009. Southern Company’s effective tax rate is lower than the statutory rate primarily due to its employee stock plans dividend deduction and AFUDC equity, which is not taxable. See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate. Southern Company’s effective tax rate decreased for the six months ended June 30, 2010 as compared to June 30, 2009 due to the $202 million charge for the MC Asset Recovery settlement, which occurred in the first quarter 2009. Southern Company is currently evaluating potential recovery of the settlement payment through various means including insurance, claims in U.S. Bankruptcy Court, and other avenues. The degree to which any recovery is realized will determine, in part, the final income tax treatment of the settlement payment. Additionally, Georgia Power’s effective tax rate decreased for the six months ended June 30, 2010 compared to June 30, 2009 from 33.6% to 30.1% primarily due to the recognition of additional Georgia state tax credits and additional AFUDC equity. Southern Power’s effective tax rate decreased for the six months ended June 30, 2010 compared to June 30, 2009 from 39.1% to 30.2% primarily due to tax benefits associated with the construction of its biomass facility.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Unrecognized Tax Benefits

Changes during 2010 for unrecognized tax benefits are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power
	(in millions)
Unrecognized tax benefits as of December 31, 2009	$199	$6	$181	$2	$3	$—
Tax positions from current periods	23	—	22	—	—	—
Tax positions from prior periods	(27)	—	(23)	—	—	—
Reductions due to settlements	—	—	—	—	—	—
Reductions due to expired statute of limitations	—	—	—	—	—	—

Balance as of June 30, 2010	$195	$6	$180	$2	$3	$—

All of the unrecognized tax benefits as of June 30, 2010 and December 31, 2009 would impact the effective tax rate of Southern Company and its subsidiaries if recognized. The tax positions increase from current periods relates primarily to the Georgia state tax credits litigation and other miscellaneous uncertain tax positions. The tax positions decrease from prior periods relates primarily to the Georgia state tax credits litigation. See Note (B) under “Income Tax Matters – Georgia State Income Tax Credits” herein for additional information.

Accrued interest for unrecognized tax benefits was as follows:

	Georgia	Other	Southern
	Power	Registrants	Company
	(in millions)
Interest accrued as of December 31, 2009	$20	$1	$21
Interest reclassified due to settlements	—	—	—
Interest accrued during the period	2	—	2

Balance as of June 30, 2010	$22	$1	$23

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
Southern Company, the traditional operating companies, and Southern Power are exposed to market risks, primarily commodity price risk and interest rate risk and occasionally foreign currency risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company’s policies in areas such as counterparty exposure and risk management practices. Each company’s policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities.

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

At June 30, 2010, the net volume of energy-related derivative contracts for power and natural gas positions for the registrants, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

	Power			Gas
		Longest	Longest	Net	Longest	Longest
	Net Sold	Hedge	Non-Hedge	Purchased	Hedge	Non-Hedge
As of June 30, 2010:	MWH	Date	Date	mmBtu	Date	Date
	(in millions)	(in millions)
Southern Company	0.7	2010	2010	134	2014	2014
Alabama Power	—	—	—	31	2014	—
Georgia Power	—	—	—	67	2014	—
Gulf Power	—	—	—	9	2014	—
Mississippi Power	—	—	—	22	2014	—
Southern Power	0.7	2010	2010	5	2012	2014

In addition to the volumes discussed in the table above, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The expected volume of natural gas subject to such a feature is 7 million mmBtu for Southern Company and 6 million mmBtu for Georgia Power and less than 1 million mmBtu for each of the other registrants.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the next 12-month period ending June 30, 2011, Southern Company and Southern Power expect to reclassify $4 million in gains from OCI to revenue and $4 million in losses from OCI to fuel expense with respect to cash flow hedges. Such amounts are immaterial for all other registrants.

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

For cash flow hedges, the derivatives’ fair value gains or losses are recorded in OCI and are reclassified into earnings at the same time the hedged transactions affect earnings. For fair value hedges, the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded directly to earnings, providing an offset with any difference representing ineffectiveness.

At June 30, 2010, the following interest rate derivatives were outstanding:

				Hedge	Fair Value
	Notional	Interest Rate	Interest Rate	Maturity	Gain (Loss)
	Amount	Received	Paid	Date	June 30, 2010
	(in millions)				(in millions)
Cash flow hedges of existing debt
Southern Company	$300	3-month LIBOR + 0.40% spread	1.24%*	October 2011	$(1)
Fair value hedges of existing debt
Southern Company	350	4.15%	3-month LIBOR + 1.96%* spread	May 2014	8

Total	$650				$7

*	Weighted Average
The following table reflects the estimated pre-tax gains (losses) that will be reclassified from OCI to interest expense for the next 12-month period ending June 30, 2011, together with the longest date that total deferred gains and losses are expected to be amortized into earnings.

	Estimated Gain (Loss) to
	be Reclassified for the	Total Deferred
	12 Months Ending	Gains (Losses)
Registrant	June 30, 2011	Amortized Through
	(in millions)
Southern Company	$(19)	2037
Alabama Power	1	2035
Georgia Power	(7)	2037
Gulf Power	(1)	2020
Southern Power	(11)	2016

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Foreign Currency Derivatives
Southern Company and certain subsidiaries may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other than U.S. dollars. Derivatives related to a firm commitment in a foreign currency transaction are accounted for as a fair value hedge where the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded directly to earnings. The derivatives employed as hedging instruments are structured to minimize ineffectiveness.
At June 30, 2010, the following foreign currency derivatives were outstanding:

Fair Value
	Notional				Gain (Loss)
	Amount	Forward Rate		Hedge Maturity Date	June 30, 2010
	(in millions)				(in millions)
Fair value hedges of firm commitments
Mississippi Power	EUR38.6	1.227	*	Various through June 2012	$—

*	Weighted Average
Derivative Financial Statement Presentation and Amounts

At June 30, 2010, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at June 30, 2010
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power
	(in millions)
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets*	$4	$—	$—	$—	$—	$—
Assets from risk management activities	—	—	—	—	—	4
Interest rate derivatives:
Other current assets	5	—	—	—	—	—
Other deferred charges and assets	3	—	—	—	—	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$12	$—	$—	$—	$—	$4

Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets*	$3	$—	$—	$—	$—	$—
Assets from risk management activities	—	—	—	—	—	3

Total derivatives not designated as hedging instruments	$3	$—	$—	$—	$—	$3

Total asset derivatives	$15	$—	$—	$—	$—	$7

*	Southern Company includes “Assets from risk management activities” in “Other current assets” where applicable.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at June 30, 2010
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$116	$32	$52	$10	$22
Other deferred credits and liabilities	85	13	41	5	26

Total derivatives designated as hedging instruments for regulatory purposes	$201	$45	$93	$15	$48	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Liabilities from risk management activities	$5	$—	$—	$—	$—	$5
Other deferred charges and assets	1	—	—	—	—	1
Interest rate derivatives:
Liabilities from risk management activities	1	—	—	—	—	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$7	$—	$—	$—	$—	$6

Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$2	$—	$—	$—	$—	$2

Total liability derivatives	$210	$45	$93	$15	$48	$8

All derivative instruments are measured at fair value. See Note (C) herein for additional information.

At June 30, 2010, the pre-tax effect of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheet were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi
Location	Company	Power	Power	Power	Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(116)	$(32)	$(52)	$(10)	$(22)
Other regulatory assets, deferred	(85)	(13)	(41)	(5)	(26)

Total energy-related derivative gains (losses)	$(201)	$(45)	$(93)	$(15)	$(48)

For the three months and six months ended June 30, 2010, the pre-tax gains from interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income was $9 million and $8 million, respectively. These amounts were offset with changes in the fair value of the hedged debt.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months ended June 30, 2010 and June 30, 2009, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI
Derivatives in Cash Flow	on Derivative		into Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount
	2010	2009		2010	2009
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$(4)	$—	Fuel	$—	$—
Interest rate derivatives	1	(4)	Interest expense	(8)	(12)

Total	$(3)	$(4)		$(8)	$(12)

Alabama Power
Interest rate derivatives	$—	$(2)	Interest expense	$1	$(3)

Georgia Power
Interest rate derivatives	$—	$(2)	Interest expense	$(5)	$(6)

Gulf Power
Interest rate derivatives	$1	$—	Interest expense	$—	$—

Southern Power
Energy-related derivatives	$(3)	$—	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense	(2)	(3)

Total	$(3)	$—		$(2)	$(3)

For the six months ended June 30, 2010 and June 30, 2009, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI
Derivatives in Cash Flow	on Derivative		into Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount
	2010	2009		2010	2009
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$1	$1	Fuel	$—	$—
Interest rate derivatives	(2)	(3)	Interest expense	(17)	(22)

Total	$(1)	$(2)		$(17)	$(22)

Alabama Power
Interest rate derivatives	$—	$(4)	Interest expense	$(1)	$(6)

Georgia Power
Interest rate derivatives	$—	$1	Interest expense	$(10)	$(11)

Gulf Power
Interest rate derivatives	$(1)	$—	Interest expense	$(1)	$(1)

Southern Power
Energy-related derivatives	$1	$1	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense	(5)	(5)

Total	$1	$1		$(5)	$(5)

There was no material ineffectiveness recorded in earnings for any registrant for any period presented.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months ended June 30, 2010 and June 30, 2009, the pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income were as follows:

Derivatives not Designated
as Hedging Instruments	Unrealized Gain (Loss) Recognized in Income
	Statements of Income Location	Amount
		2010	2009
		(in millions)
Southern Company
Energy-related derivatives	Wholesale revenues	$—	$1
	Fuel	1	1
	Purchased power	1	(2)

Total		$2	$—

Southern Power
Energy-related derivatives	Wholesale revenues	$—	$1
	Fuel	1	1
	Purchased power	1	(2)

Total		$2	$—

For the six months ended June 30, 2010 and June 30, 2009, the pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income were as follows:

Derivatives not Designated
as Hedging Instruments	Unrealized Gain (Loss) Recognized in Income
	Statements of Income Location	Amount
		2010	2009
		(in millions)
Southern Company
Energy-related derivatives	Wholesale revenues	$1	$5
	Fuel	—	(3)
	Purchased power	—	(3)

Total		$1	$(1)

Southern Power
Energy-related derivatives	Wholesale revenues	$1	$5
	Fuel	—	(3)
	Purchased power	—	(3)

Total		$1	$(1)

Contingent Features

The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At June 30, 2010, the fair value of derivative liabilities with contingent features, by registrant, is as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power
	(in millions)
Derivative liabilities	$43	$7	$25	$2	$5	$4
At June 30, 2010, the registrants had no collateral posted with their derivative counterparties; however, because of the joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, is $43 million for each registrant.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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
Southern Company’s reportable business segments are the sale of electricity in the Southeast by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $93 million and $195 million for the three months and six months ended June 30, 2010, respectively, and $138 million and $273 million for the three months and six months ended June 30, 2009, respectively. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications, renewable energy projects, and leveraged lease projects. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2010:
Operating revenues	$4,056	$249	$(118)	$4,187	$41	$(20)	$4,208
Segment net income (loss)*	475	30	—	505	5	—	510
Six Months Ended June 30, 2010:
Operating revenues	$8,061	$505	$(243)	$8,323	$82	$(40)	$8,365
Segment net income (loss)*	956	45	—	1,001	5	(1)	1,005
Total assets at June 30, 2010	$49,792	$3,173	$(130)	$52,835	$1,076	$(537)	$53,374

Three Months Ended June 30, 2009:
Operating revenues	$3,781	$230	$(152)	$3,859	$43	$(17)	$3,885
Segment net income (loss)*	421	31	—	452	25	1	478
Six Months Ended June 30, 2009:
Operating revenues	$7,338	$462	$(302)	$7,498	$87	$(34)	$7,551
Segment net income (loss)*	723	59	—	782	(180)	2	604
Total assets at December 31, 2009	$48,403	$3,043	$(143)	$51,303	$1,223	$(480)	$52,046

*	After dividends on preferred and preference stock of subsidiaries
Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2010	$3,571	$473	$143	$4,187
Three Months Ended June 30, 2009	3,293	438	128	3,859

Six Months Ended June 30, 2010	$7,030	$1,015	$278	$8,323
Six Months Ended June 30, 2009	6,358	889	251	7,498

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 6.	Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

(c)1	-	Forty-First Supplemental Indenture to Senior Note Indenture dated as of June 3, 2010, providing for the issuance of the Series 2010B 5.40% Senior Notes due June 1, 2040. (Designated in Form 8-K dated May 24, 2010, File No. 1-6468, as Exhibit 4.2.)

(10) Material Contracts

Alabama Power

(b)1	-	Summary of Non-Employee Director Compensation Arrangements.

Gulf Power

(d)1	-	Summary of Non-Employee Director Compensation Arrangements.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL – Related Documents

Southern Company

INS	XBRL Instance Document
SCH	XBRL Taxonomy Extension Schema Document
CAL	XBRL Taxonomy Calculation Linkbase Document
DEF	XBRL Definition Linkbase Document
LAB	XBRL Taxonomy Label Linkbase Document
PRE	XBRL Taxonomy Presentation Linkbase Document

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
Date: August 6, 2010

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
Date: August 6, 2010

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
Date: August 6, 2010

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
Date: August 6, 2010

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
Date: August 6, 2010

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
Date: August 6, 2010