Form 10-Q
period 2010-09-30
ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2010-11-05
CIK 3153, 41091, 44545, 66904, 92122, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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
(A Georgia Corporation)
241 Ralph McGill Boulevard, N.E.
Atlanta, Georgia 30308
(404) 506-6526

001-31737	Gulf Power Company	59-0276810
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

	Description of	Shares Outstanding
Registrant	Common Stock	at September 30, 2010
The Southern Company	Par Value $5 Per Share	838,671,173
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	3,642,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

		Page
		Number
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	182
Item 1A.	Risk Factors	182
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	183
	Signatures	188

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2009
GAAP	Generally Accepted Accounting Principles
Georgia Power	Georgia Power Company
Georgia PSC Staff	Georgia Public Service Commission Public Interest Advocacy Staff
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
Moody’s	Moody’s Investors Service
MW	Megawatt
MWH	Megawatt-hour
NDR	Alabama Power’s natural disaster reserve
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income
PEP	Mississippi Power’s Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP Environmental	Alabama Power’s certificated new plant for environmental costs
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
Rate NDR	Alabama Power’s natural disaster cost recovery rate mechanism
Rate RSE	Alabama Power’s rate stabilization and equalization plan
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission

DEFINITIONS
(continued)

Term	Meaning
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales, customer growth, economic recovery, fuel cost recovery and other rate actions, environmental regulations and expenditures, future earnings, dividend payout ratios, access to sources of capital, financing activities, start and completion of construction projects, plans and estimated costs for new generation resources, impact of the American Recovery and Reinvestment Act of 2009, impact of recent healthcare legislation, impact of the Small Business Jobs and Credit Act of 2010, estimated sales and purchases under new power sale and purchase agreements, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of water quality, coal combustion byproducts, and emissions of sulfur, nitrogen, carbon, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, financial reform legislation, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;
•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, and IRS audits;
•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;
•	variations in demand for electricity, including those relating to weather, the general economy and recovery from the recent recession, population and business growth (and declines), and the effects of energy conservation measures;
•	available sources and costs of fuels;
•	effects of inflation;
•	ability to control costs and avoid cost overruns during the development and construction of facilities;
•	investment performance of Southern Company’s employee benefit plans and nuclear decommissioning trusts;
•	advances in technology;
•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;
•	regulatory approvals and actions related to the potential Plant Vogtle expansion, including Georgia PSC and NRC approvals and potential DOE loan guarantees;
•	regulatory approvals and actions related to the Kemper IGCC, including Mississippi PSC approvals and potential DOE loan guarantees;
•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;
•	internal restructuring or other restructuring options that may be pursued;
•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;
•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;
•	the ability to obtain new short- and long-term contracts with wholesale customers;
•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;
•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;
•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;
•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as influenzas, or other similar occurrences;
•	the direct or indirect effects on Southern Company’s business resulting from incidents affecting the U.S. electric grid or operation of generating resources;
•	the effect of accounting pronouncements issued periodically by standard setting bodies; and
•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$4,572,617	$3,997,659	$11,603,017	$10,355,330
Wholesale revenues	565,932	519,122	1,580,748	1,408,286
Other electric revenues	160,960	139,869	438,547	391,070
Other revenues	20,403	24,832	62,336	78,267

Total operating revenues	5,319,912	4,681,482	13,684,648	12,232,953

Operating Expenses:
Fuel	1,969,683	1,733,527	5,243,826	4,588,932
Purchased power	209,287	166,791	464,226	407,623
Other operations and maintenance	1,020,370	820,889	2,846,785	2,523,184
MC Asset Recovery litigation settlement	—	—	—	202,000
Depreciation and amortization	426,797	332,117	1,136,730	1,099,216
Taxes other than income taxes	235,260	212,882	661,521	620,851

Total operating expenses	3,861,397	3,266,206	10,353,088	9,441,806

Operating Income	1,458,515	1,415,276	3,331,560	2,791,147
Other Income and (Expense):
Allowance for equity funds used during construction	45,162	51,061	139,853	141,173
Interest income	5,463	6,013	15,057	17,791
Leveraged lease income (losses)	5,839	6,578	12,639	24,695
Gain on disposition of lease termination	—	—	—	26,300
Loss on extinguishment of debt	—	—	—	(17,184)
Interest expense, net of amounts capitalized	(225,138)	(226,345)	(666,289)	(684,902)
Other income (expense), net	(14,481)	(10,466)	(37,185)	(27,293)

Total other income and (expense)	(183,155)	(173,159)	(535,925)	(519,420)

Earnings Before Income Taxes	1,275,360	1,242,117	2,795,635	2,271,727
Income taxes	441,927	435,947	925,110	828,833

Consolidated Net Income	833,433	806,170	1,870,525	1,442,894
Dividends on Preferred and Preference Stock of Subsidiaries	16,195	16,195	48,585	48,585

Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$817,238	$789,975	$1,821,940	$1,394,309

Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.98	$0.99	$2.20	$1.77
Diluted EPS	$0.97	$0.99	$2.19	$1.76
Average number of shares of common stock outstanding (in thousands)
Basic	835,953	798,418	828,947	789,675
Diluted	841,835	800,178	833,220	791,259
Cash dividends paid per share of common stock	$0.4550	$0.4375	$1.3475	$1.2950
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2010	2009
	(in thousands)
Operating Activities:
Consolidated net income	$1,870,525	$1,442,894
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,376,511	1,310,854
Deferred income taxes	572,862	(14,565)
Deferred revenues	(76,976)	(40,781)
Allowance for equity funds used during construction	(139,853)	(141,173)
Leveraged lease income (losses)	(12,639)	(24,695)
Gain on disposition of lease termination	—	(26,300)
Loss on extinguishment of debt	—	17,184
Pension, postretirement, and other employee benefits	51,792	42,775
Stock based compensation expense	28,307	20,850
Hedge settlements	1,530	(16,167)
Generation construction screening costs	(50,554)	(21,955)
Other, net	10,126	32,321
Changes in certain current assets and liabilities —
-Receivables	(319,384)	319,286
-Fossil fuel stock	220,017	(361,520)
-Materials and supplies	(10,880)	(40,811)
-Other current assets	(48,186)	(50,977)
-Accounts payable	(82,318)	(210,459)
-Accrued taxes	118,131	238,988
-Accrued compensation	93,323	(273,349)
-Other current liabilities	(75,733)	157,384

Net cash provided from operating activities	3,526,601	2,359,784

Investing Activities:
Property additions	(2,893,812)	(3,179,009)
Investment in restricted cash from pollution control revenue bonds	(12)	(49,528)
Distribution of restricted cash from pollution control revenue bonds	24,811	90,088
Nuclear decommissioning trust fund purchases	(695,855)	(1,066,688)
Nuclear decommissioning trust fund sales	671,600	1,019,401
Proceeds from property sales	6,607	339,911
Cost of removal, net of salvage	(83,930)	(85,022)
Change in construction payables	(83,678)	110,265
Other investing activities	48,285	(35,766)

Net cash used for investing activities	(3,005,984)	(2,856,348)

Financing Activities:
Increase (decrease) in notes payable, net	(289,202)	118,124
Proceeds —
Long-term debt issuances	2,796,000	2,216,010
Common stock issuances	610,465	668,529
Redemptions —
Long-term debt	(1,871,485)	(1,229,484)
Payment of common stock dividends	(1,113,948)	(1,018,928)
Payment of dividends on preferred and preference stock of subsidiaries	(48,921)	(48,675)
Other financing activities	(34,513)	(18,732)

Net cash provided from financing activities	48,396	686,844

Net Change in Cash and Cash Equivalents	569,013	190,280
Cash and Cash Equivalents at Beginning of Period	689,722	416,581

Cash and Cash Equivalents at End of Period	$1,258,735	$606,861

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $61,165 and $59,849 capitalized for 2010 and 2009, respectively)	$589,129	$589,919
Income taxes (net of refunds)	$277,716	$644,541
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$1,258,735	$689,722
Restricted cash and cash equivalents	18,336	43,135
Receivables —
Customer accounts receivable	1,435,968	953,222
Unbilled revenues	443,838	394,492
Under recovered regulatory clause revenues	226,820	333,459
Other accounts and notes receivable	261,104	374,670
Accumulated provision for uncollectible accounts	(29,741)	(24,568)
Fossil fuel stock, at average cost	1,222,690	1,446,984
Materials and supplies, at average cost	808,446	793,847
Vacation pay	144,607	145,049
Prepaid expenses	529,823	508,338
Other regulatory assets, current	222,531	166,549
Other current assets	66,295	48,558

Total current assets	6,609,452	5,873,457

Property, Plant, and Equipment:
In service	56,029,332	53,587,853
Less accumulated depreciation	19,947,881	19,121,271

Plant in service, net of depreciation	36,081,451	34,466,582
Nuclear fuel, at amortized cost	660,856	593,119
Construction work in progress	4,457,402	4,170,596

Total property, plant, and equipment	41,199,709	39,230,297

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,142,566	1,070,117
Leveraged leases	620,674	610,252
Miscellaneous property and investments	279,015	282,974

Total other property and investments	2,042,255	1,963,343

Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,182,050	1,047,452
Unamortized debt issuance expense	192,296	208,346
Unamortized loss on reacquired debt	265,867	254,936
Deferred under recovered regulatory clause revenues	291,736	373,245
Other regulatory assets, deferred	2,652,520	2,701,910
Other deferred charges and assets	458,895	392,880

Total deferred charges and other assets	5,043,364	4,978,769

Total Assets	$54,894,780	$52,045,866

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders’ Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$1,983,593	$1,112,705
Notes payable	348,399	639,199
Accounts payable	1,160,993	1,329,448
Customer deposits	333,876	330,582
Accrued taxes —
Accrued income taxes	77,995	13,005
Unrecognized tax benefits	177,969	165,645
Other accrued taxes	459,839	398,384
Accrued interest	238,944	218,188
Accrued vacation pay	182,454	183,911
Accrued compensation	351,859	247,950
Liabilities from risk management activities	175,938	124,648
Other regulatory liabilities, current	190,760	528,147
Other current liabilities	311,793	292,016

Total current liabilities	5,994,412	5,583,828

Long-term Debt	18,198,225	18,131,244

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	7,069,518	6,454,822
Deferred credits related to income taxes	238,734	248,232
Accumulated deferred investment tax credits	472,174	447,650
Employee benefit obligations	2,336,393	2,304,344
Asset retirement obligations	1,247,760	1,201,343
Other cost of removal obligations	1,202,491	1,091,425
Other regulatory liabilities, deferred	295,545	277,932
Other deferred credits and liabilities	502,756	345,888

Total deferred credits and other liabilities	13,365,371	12,371,636

Total Liabilities	37,558,008	36,086,708

Redeemable Preferred Stock of Subsidiaries	374,496	374,496

Stockholders’ Equity:
Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — September 30, 2010: 1.5 billion shares
— December 31, 2009: 1.0 billion shares
Issued — September 30, 2010: 839,145,736 Shares
— December 31, 2009: 820,151,801 Shares
Treasury — September 30, 2010: 474,563 Shares
— December 31, 2009: 505,116 Shares
Par value	4,195,666	4,100,742
Paid-in capital	3,550,130	2,994,245
Treasury, at cost	(13,962)	(14,797)
Retained earnings	8,594,861	7,884,922
Accumulated other comprehensive loss	(71,747)	(87,778)

Total Common Stockholders’ Equity	16,254,948	14,877,334
Preferred and Preference Stock of Subsidiaries	707,328	707,328

Total Stockholders’ Equity	16,962,276	15,584,662

Total Liabilities and Stockholders’ Equity	$54,894,780	$52,045,866

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Consolidated Net Income	$833,433	$806,170	$1,870,525	$1,442,894
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1,025, $(1,356), $544, and $(2,338), respectively	1,595	(2,151)	814	(3,815)
Reclassification adjustment for amounts included in net income, net of tax of $2,438, $4,610, $9,114, and $13,073, respectively	3,839	7,339	14,413	20,807
Marketable securities:
Change in fair value, net of tax of $(2,007), $(1,056), $(391), and $239, respectively	(3,086)	(1,359)	(290)	2,310
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $230, $222, $690, and $665, respectively	365	350	1,094	1,049

Total other comprehensive income (loss)	2,713	4,179	16,031	20,351

Dividends on preferred and preference stock of subsidiaries	(16,195)	(16,195)	(48,585)	(48,585)

Comprehensive Income	$819,951	$794,154	$1,837,971	$1,414,660

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2010 vs. THIRD QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the traditional operating companies — Alabama Power, Georgia Power, Gulf Power, and Mississippi Power — and Southern Power. The traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets and sells electricity at market-based rates in the wholesale market. Southern Company’s other business activities include investments in leveraged lease projects, telecommunications, and renewable energy projects. For additional information on these businesses, see BUSINESS — The Southern Company System — “Traditional Operating Companies,” “Southern Power,” and “Other Businesses” in Item 1 of the Form 10-K.
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$27.2	3.5	$427.6	30.7

Southern Company’s third quarter 2010 net income after dividends on preferred and preference stock of subsidiaries was $817.2 million ($0.98 per share) compared to $790.0 million ($0.99 per share) for third quarter 2009. The increase for the third quarter 2010 when compared to the corresponding period in 2009 was primarily the result of increases in revenues due to warmer weather, revenues associated with increases in rates under Alabama Power’s Rate RSE and Rate CNP Environmental that took effect in January 2010, and increases in sales primarily in the industrial sector. The increase for the third quarter 2010 was partially offset by increases in operations and maintenance expenses, which includes an additional NDR accrual at Alabama Power, reduced amortization of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC, and an increase in depreciation on additional plant in service related to environmental, distribution, and transmission projects.
Southern Company’s year-to-date 2010 net income after dividends on preferred and preference stock of subsidiaries was $1.82 billion ($2.20 per share) compared to $1.39 billion ($1.77 per share) for year-to-date 2009. The increase for year-to-date 2010 when compared to the corresponding period in 2009 was primarily the result of a litigation settlement agreement with MC Asset Recovery, LLC (MC Asset Recovery) in the first quarter 2009, increases in revenues due to warmer weather in the second and third quarters 2010 and significantly colder weather in the first quarter 2010, the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC, revenues associated with increases in rates under Alabama Power’s Rate RSE and Rate CNP Environmental that took effect in January 2010, and increases in sales primarily in the industrial sector. The increase for year-to-date 2010 was partially offset by increases in operations and maintenance expenses, which includes an additional NDR accrual at Alabama Power, a gain in 2009 on the early termination of two international leveraged lease investments, and an increase in depreciation on additional plant in service related to environmental, distribution, and transmission projects.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$574.9	14.4	$1,247.7	12.0

In the third quarter 2010, retail revenues were $4.57 billion compared to $4.00 billion for the corresponding period in 2009. For year-to-date 2010, retail revenues were $11.60 billion compared to $10.36 billion for the corresponding period in 2009.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$3,997.7		$10,355.3
Estimated change in —
Rates and pricing	162.1	4.1	296.7	2.9
Sales growth (decline)	8.0	0.2	50.4	0.5
Weather	197.3	4.9	377.1	3.6
Fuel and other cost recovery	207.5	5.2	523.5	5.0

Retail – current year	$4,572.6	14.4%	$11,603.0	12.0%

Revenues associated with changes in rates and pricing increased in the third quarter and for year-to-date 2010 when compared to the corresponding periods in 2009 primarily due to Rate RSE and Rate CNP Environmental increases at Alabama Power, higher contributions from market-driven rates for sales to industrial customers at Georgia Power, recovery of environmental compliance costs at Gulf Power, and increased recognition of environmental compliance cost recovery revenues at Georgia Power in accordance with the 2007 Retail Rate Plan.
Revenues attributable to changes in sales increased in the third quarter and for year-to-date 2010 when compared to the corresponding periods in 2009 due to increases in weather-adjusted retail KWH energy sales of 1.4% and 2.5%, respectively. For the third quarter 2010, weather-adjusted residential KWH energy sales increased 0.1%, weather-adjusted commercial KWH energy sales decreased 0.8%, and weather-adjusted industrial KWH energy sales increased 5.7%. For year-to-date 2010, weather-adjusted residential KWH energy sales increased 0.9%, weather-adjusted commercial KWH energy sales decreased 0.7%, and weather-adjusted industrial KWH energy sales increased 8.2%. Increased demand in the primary metals, chemicals, and transportation sectors were the main contributors to the increases in weather-adjusted industrial KWH energy sales for the third quarter and year-to-date 2010.
Revenues resulting from changes in weather increased in the third quarter 2010 as a result of warmer weather when compared to the corresponding period in 2009. For year-to-date 2010, revenues resulting from changes in weather increased as a result of warmer weather in the second and third quarters 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.
Fuel and other cost recovery revenues increased $207.5 million in the third quarter 2010 and $523.5 million for year-to-date 2010 when compared to the corresponding periods in 2009. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$46.8	9.0	$172.5	12.2

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
In the third quarter 2010, wholesale revenues were $565.9 million compared to $519.1 million for the corresponding period in 2009. The increase was primarily due to higher energy and capacity revenues under existing PPAs and new PPAs at Southern Power that began in January, June, and July 2010. This increase was partially offset by the expiration of long-term unit power sales contracts in May 2010 at Alabama Power and the capacity subject to those contracts being made available for retail service starting in June 2010.
For year-to-date 2010, wholesale revenues were $1.58 billion compared to $1.41 billion for the corresponding period in 2009. This increase was primarily due to higher energy and capacity revenues under existing PPAs and new PPAs at Southern Power that began in January, June, and July 2010, as well as increased energy sales that were not covered by PPAs at Southern Power due to more favorable weather year-to-date 2010 compared to the corresponding period in 2009. This increase was partially offset by the expiration of long-term unit power sales contracts in May 2010 at Alabama Power and the capacity subject to those contracts being made available for retail service starting in June 2010.
Other Electric Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$21.1	15.1	$47.4	12.1

In the third quarter 2010, other electric revenues were $161.0 million compared to $139.9 million for the corresponding period in 2009. This increase was primarily the result of a $15.2 million increase in transmission revenues and a $3.1 million increase in co-generation revenues due to increased sales volume.
For year-to-date 2010, other electric revenues were $438.5 million compared to $391.1 million for the corresponding period in 2009. This increase was primarily the result of a $25.7 million increase in transmission revenues, a $10.7 million increase in co-generation revenues due to increased sales volume, a $4.1 million increase in rents from electric property, and a $2.3 million increase in outdoor lighting revenues.
Revenues from co-generation and other energy services are generally offset by related expenses and do not have a significant effect on net income.
Other Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(4.4)	(17.8)	$(16.0)	(20.4)

In the third quarter 2010, other revenues were $20.4 million compared to $24.8 million for the corresponding period in 2009. The decrease was primarily the result of a $4.3 million decrease in revenues at SouthernLINC Wireless related to lower average revenue per subscriber and fewer subscribers due to increased competition in the industry.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, other revenues were $62.3 million compared to $78.3 million for the corresponding period in 2009. The decrease was primarily the result of a $15.0 million decrease in revenues at SouthernLINC Wireless related to lower average revenue per subscriber and fewer subscribers due to increased competition in the industry.
Fuel and Purchased Power Expenses

	Third Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Third Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$236.2	13.6	$654.9	14.3
Purchased power	42.5	25.5	56.6	13.9

Total fuel and purchased power expenses	$278.7		$711.5

*	Fuel includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
Fuel and purchased power expenses for the third quarter 2010 were $2.18 billion compared to $1.90 billion for the corresponding period in 2009. The increase was primarily the result of a $208.5 million increase related to total KWHs generated and purchased and a $70.2 million increase in the average cost of fuel and purchased power. The increase in total fuel and purchased power expenses resulted primarily from increased generation and higher fossil fuel prices when compared to the corresponding period in 2009.
For year-to-date 2010, fuel and purchased power expenses were $5.71 billion compared to $5.00 billion for the corresponding period in 2009. The increase was primarily the result of a $402.9 million increase related to total KWHs generated and purchased and a $308.6 million increase in the average cost of fuel and purchased power. The increase in total fuel and purchased power expenses resulted primarily from increased generation and higher fossil fuel prices when compared to the corresponding period in 2009.
Fuel expenses at the traditional operating companies are generally offset by fuel revenues and do not have a significant effect on net income. See FUTURE EARNINGS POTENTIAL — “State PSC Matters — Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.
Details of Southern Company’s cost of generation and purchased power are as follows:

Average Cost	Third Quarter 2010	Third Quarter 2009	Percent Change	Year-to-Date 2010	Year-to-Date 2009	Percent Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.55	3.42	3.8	3.55	3.39	4.7
Purchased power	8.03	8.00	0.4	7.13	6.20	15.0

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$199.5	24.3	$323.6	12.8

In the third quarter 2010, other operations and maintenance expenses were $1.02 billion compared to $820.9 million for the corresponding period in 2009. The increase was primarily the result of a $42.2 million increase in fossil, hydro, and nuclear expenses, a $31.4 million increase in commodity and labor costs, a $79.5 million increase in transmission and distribution expenses, which includes an additional accrual of $40.0 million to the NDR at Alabama Power, a $37.2 million increase in administrative and general expenses, and a $9.2 million increase in customer service and sales expenses.
For year-to-date 2010, other operations and maintenance expenses were $2.85 billion compared to $2.52 billion for the corresponding period in 2009. The increase was primarily the result of a $112.1 million increase in fossil, hydro, and nuclear expenses, a $69.4 million increase in commodity and labor costs, a $108.2 million increase in transmission and distribution expenses, which includes an additional accrual of $40.0 million to the NDR at Alabama Power, a $30.4 million increase in administrative and general expenses, and a $3.5 million increase in customer service and sales expenses.
See FUTURE EARNINGS POTENTIAL — “State PSC Matters — Alabama Power Retail Regulatory Matters — Natural Disaster Cost Recovery” and Note (B) to the Condensed Financial Statements under “State PSC Matters — Alabama Power — Natural Disaster Cost Recovery” herein for additional information on the NDR.
MC Asset Recovery Litigation Settlement

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
—	—	$(202.0)	N/M

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
Depreciation and Amortization

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$94.7	28.5	$37.5	3.4

In the third quarter 2010, depreciation and amortization was $426.8 million compared to $332.1 million for the corresponding period in 2009. The increase was primarily due to the amortization of $5.0 million in the third quarter 2010 compared to $54.0 million in the third quarter 2009 of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC, as well as additional depreciation on plant in service related to environmental, transmission, and distribution projects.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, depreciation and amortization was $1.14 billion compared to $1.10 billion for the corresponding period in 2009. The increase was primarily the result of additional depreciation on plant in service related to environmental, transmission, and distribution projects. The increase was partially offset by the amortization of $119.3 million in 2010 compared to $54.0 million in 2009 of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC.
See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Retail Regulatory Matters — Georgia Power — Cost of Removal” for additional information on the amortization of the other cost of removal regulatory liability.
Taxes Other Than Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$22.4	10.5	$40.6	6.6

In the third quarter 2010, taxes other than income taxes were $235.3 million compared to $212.9 million for the corresponding period in 2009. This increase was primarily due to higher municipal franchise fees at Georgia Power as a result of increased retail revenues, increases in ad valorem taxes, and increases in payroll taxes.
For year-to-date 2010, taxes other than income taxes were $661.5 million compared to $620.9 million for the corresponding period in 2009. This increase was primarily due to higher municipal franchise fees at Georgia Power as a result of increased retail revenues, increases in ad valorem taxes, and increases in payroll taxes.
Allowance for Equity Funds Used During Construction

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(5.9)	(11.6)	$(1.3)	(0.9)

In the third quarter 2010, AFUDC equity was $45.2 million compared to $51.1 million for the corresponding period in 2009. For year-to-date 2010, AFUDC equity was $139.9 million compared to $141.2 million for the corresponding period in 2009. The third quarter and year-to-date 2010 decreases were primarily due to the completion of environmental projects at Alabama Power and Gulf Power. These decreases were partially offset by increases in construction related to three new combined cycle units, two new nuclear generating units, and ongoing environmental and transmission projects at Georgia Power.
Leveraged Lease Income

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(0.8)	(11.2)	$(12.1)	(48.8)

In the third quarter 2010, leveraged lease income was $5.8 million compared to $6.6 million for the corresponding period in 2009. The decrease when compared to the corresponding period in 2009 was not material.
For year-to-date 2010, leveraged lease income was $12.6 million compared to $24.7 million for the corresponding period in 2009. This decrease was primarily related to the early termination of two leveraged lease investments in the second quarter 2009.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gain on Disposition of Lease Termination

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
—	—	$(26.3)	N/M

N/M — Not Meaningful
In the second quarter 2009, Southern Company terminated two international leveraged lease investments early which resulted in a gain of $26.3 million.
Loss on Extinguishment of Debt

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
—	—	$(17.2)	N/M

N/M — Not Meaningful
In the second quarter 2009, Southern Company terminated two international leveraged lease investments early. The proceeds from the terminations were used to extinguish all debt related to leveraged lease investments, a portion of which had make-whole redemption provisions which resulted in a loss of $17.2 million.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(1.2)	(0.5)	$(18.6)	(2.7)

In the third quarter 2010, interest expense, net of amounts capitalized was $225.1 million compared to $226.3 million for the corresponding period in 2009. The decrease when compared to the corresponding period in 2009 was not material.
For year-to-date 2010, interest expense, net of amounts capitalized was $666.3 million compared to $684.9 million for the corresponding period in 2009. The decrease was primarily due to a $24.8 million decrease related to lower average interest rates on variable-rate debt, an $18.7 million decrease in other interest charges, and a $1.3 million decrease related to higher capitalized interest. Partially offsetting this decrease was a $26.2 million increase associated with $1.04 billion in additional debt outstanding at September 30, 2010 when compared to September 30, 2009.
Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$6.0	1.4	$96.3	11.6

In the third quarter 2010, income taxes were $441.9 million compared to $435.9 million for the corresponding period in 2009. This increase was primarily due to higher pre-tax earnings in the third quarter 2010, partially offset by state investment tax credits at Georgia Power, and tax benefits associated with the construction of a biomass facility at Southern Power.
For year-to-date 2010, income taxes were $925.1 million compared to $828.8 million for the corresponding period in 2009. This increase was primarily due to higher pre-tax earnings in 2010, partially offset by a decrease in uncertain tax positions at Georgia Power related to state income tax credits that remain subject to litigation, state investment tax credits at Georgia Power, and tax benefits associated with the construction of a biomass facility at Southern Power.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Georgia State Income Tax Credits” and Note (B) to the Condensed Financial Statements under “Income Tax Matters — Georgia State Income Tax Credits” and Note (G) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the traditional operating companies’ ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Other major factors include profitability of the competitive wholesale supply business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities and other wholesale customers, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service area. In addition, the level of future earnings for the wholesale supply business also depends on numerous factors including creditworthiness of customers, total generating capacity available in the Southeast, future acquisitions and construction of generating facilities, and the successful remarketing of capacity as current contracts expire. Changes in economic conditions impact sales for the traditional operating companies and Southern Power, and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA against certain Southern Company subsidiaries. The EPA’s action against Alabama Power is alleging that Alabama Power violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On September 2, 2010, following the end of discovery, the EPA dismissed five of its eight remaining claims against Alabama Power, leaving only three claims for summary disposition or trial, including one relating to a facility co-owned by Mississippi Power. The parties each filed motions for summary judgment on September 30, 2010. The court has set a trial date for October 2011 for any remaining claims. The ultimate outcome of this matter cannot now be determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — New York Case” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Carbon Dioxide Litigation — New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. On August 27, 2010, the plaintiffs petitioned the U.S. Supreme Court for a writ of mandamus directing the U.S. Court of Appeals for the Fifth Circuit to reinstate the plaintiffs’ appeal. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Southern Company in Item 7 of the Form 10-K for information regarding the Industrial Boiler Maximum Achievable Control Technology regulations. On April 29, 2010, the EPA issued a proposed rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers. The EPA is required to finalize the rules by January 16, 2011. The impact of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Southern Company in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On August 23, 2010, the EPA’s final revisions to the National Ambient Air Quality Standard for SO2, which included the establishment of a new short-term standard, became effective. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
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
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Southern Company in Item 7 of the Form 10-K for information regarding the Clean Air Interstate Rule (CAIR). On August 2, 2010, the EPA published a proposed rule to replace CAIR, which was overturned by the U.S. Court of Appeals for the D.C. Circuit in 2008 but left in place pending the promulgation of a replacement rule. This proposed rule, referred to as the Transport Rule, would require 31 eastern

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
states and the District of Columbia (D.C.) to reduce power plant emissions of SO2 and nitrogen oxides (NOx) that contribute to downwind states’ nonattainment of federal ozone and/or fine particulate matter ambient air quality standards. To address fine particulate matter standards, the proposed Transport Rule would require D.C. and 27 eastern states, including Alabama, Florida, and Georgia, to reduce annual emissions of SO2 and NOx from power plants. To address ozone standards, the proposed Transport Rule would also require D.C. and 25 states, including each of the states in Southern Company’s service territory, to achieve additional reductions in NOx emissions from power plants during the ozone season. The proposed Transport Rule contains a “preferred option” that would allow limited interstate trading of emissions allowances; however, the EPA also requests comment on two alternative approaches that would not allow interstate trading of emissions allowances. The EPA states that it also intends to develop a second phase of the Transport Rule next year to address the more stringent ozone air quality standards as they are finalized. The EPA expects to finalize the Transport Rule in late spring of 2011 and to set the initial compliance deadline starting in 2012. The impact of this proposed regulation and potential future regulation will depend on its final form, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
These regulations could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Coal Combustion Byproducts” of Southern Company in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as if the materials technically constituted a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, a hazardous or other designation indicative of heightened risk could limit or eliminate beneficial reuse options. Comments on the proposed rules are due by November 19, 2010. Although its analysis is preliminary, Southern Company believes the EPA has significantly underestimated compliance costs in the proposed rule.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule, referred to as the Tailoring Rule, governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The final rules could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
State PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In recent years, the traditional operating companies have experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and uranium and volatile price swings in natural gas. These higher fuel costs have resulted in total under recovered fuel costs included in the balance sheets of Georgia Power and Gulf Power of approximately $505 million at September 30, 2010. Alabama Power and Mississippi Power collected all previously under recovered fuel costs and, as of September 30, 2010, had a total over recovered fuel balance of approximately $102 million. At December 31, 2009, total under recovered fuel costs included in the balance sheets of Georgia Power and Gulf Power were approximately $667 million and Alabama Power and Mississippi Power had a total over recovered fuel balance of $229 million. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies continuously monitor the under or over recovered fuel cost balances. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements under “Retail Regulatory Matters — Alabama Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Georgia Power — Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Alabama Power Retail Regulatory Matters
Nuclear Outage Accounting Order
On August 17, 2010, the Alabama PSC approved a change to the nuclear maintenance outage accounting process associated with routine refueling activities. Currently, Alabama Power accrues nuclear outage operations and maintenance expenses for the two units of Plant Farley during the 18-month cycle for the outages. In accordance with the new order, nuclear outage expenses will be deferred when the charges actually occur and then amortized over the subsequent 18-month period.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The initial result of implementation of the new accounting order is that no nuclear maintenance outage expenses will be recognized from January 2011 through December 2011, which will decrease nuclear outage operations and maintenance expenses in 2011 from 2010 by approximately $50 million. During the fall of 2011, actual nuclear outage expenses associated with one unit of Plant Farley will be deferred to a regulatory asset account; beginning in January 2012 these deferred costs will be amortized to nuclear operations and maintenance expense over an 18-month period. During the spring of 2012, actual nuclear outage expenses associated with the other unit of Plant Farley will be deferred to a regulatory asset account; beginning in July 2012 these deferred costs will be amortized to nuclear operations and maintenance expense over an 18-month period. Alabama Power will continue the pattern of deferral of nuclear outage expenses as incurred and the recognition of expenses over a subsequent 18-month period.
Natural Disaster Cost Recovery
Based on an order from the Alabama PSC, Alabama Power maintains a reserve for operations and maintenance expenses to cover the cost of damages from major storms to its transmission and distribution facilities, referred to as the NDR.
On August 20, 2010, the Alabama PSC approved an order enhancing the NDR that eliminated the $75 million authorized limit and allows Alabama Power to make additional accruals to the NDR. The order also allows for reliability-related expenditures to be charged against the additional accruals when the NDR balance exceeds $75 million. Alabama Power may designate a portion of the NDR to reliability-related expenditures as a part of an annual budget process for the following year or during the current year for identified unbudgeted reliability-related expenditures that are incurred. Accruals that have not been designated can be used to offset storm charges. Additional accruals to the NDR will enhance Alabama Power’s ability to deal with the financial effects of future natural disasters, promote system reliability, and offset costs retail customers would otherwise bear.
The structure of the monthly Rate NDR charge to customers is not altered and continues to include a component to maintain the $75 million base reserve.
In September 2010, Alabama Power accrued an additional $40 million to the NDR, resulting in an accumulated balance of approximately $118 million, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred. The additional accruals are reflected as operations and maintenance expense in the Condensed Statements of Income herein.
Georgia Power Retail Regulatory Matters
Rate Plans
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Georgia Power” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Georgia Power — Retail Rate Plans” and “— Cost of Removal” in Item 8 of the Form 10-K for additional information regarding the 2007 Retail Rate Plan.
On August 27, 2009, the Georgia PSC approved an accounting order that would allow Georgia Power to amortize up to $324 million of its regulatory liability related to other cost of removal obligations. Under the terms of the accounting order, Georgia Power was entitled to amortize up to one-third of the regulatory liability ($108 million) in 2009, limited to the amount needed to earn no more than a 9.75% retail return on equity (ROE). In addition, Georgia Power may amortize up to two-thirds of the regulatory liability ($216 million) in 2010, limited to the amount needed to earn no more than a 10.15% retail ROE. From July 1, 2009 through September 30, 2010, Georgia Power had amortized $161 million of the regulatory liability. Georgia Power currently expects to amortize approximately $40 million of the regulatory liability in the fourth quarter 2010; however, the final amount is subject to the limitations described previously and cannot be determined at this time.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Hearings on Georgia Power’s direct testimony were held in October 2010. In direct testimony filed on October 22, 2010, the Georgia PSC Staff proposed various adjustments based on a traditional one-year test period that would result in a proposed increase of $436 million in 2011 using a 10.5% ROE. The Georgia PSC Staff recommendation would also allow additional increases of $181 million and $88 million in 2012 and 2013, respectively, to recover the costs associated with Plant McDonough Units 4, 5, and 6. These additional increases would be recovered through Georgia Power’s traditional base rate tariffs. While supporting the proposed DSM and MFF tariffs, the Georgia PSC Staff recommended against approval of the proposed ECCR, CCCR, and ACR tariffs. Georgia Power disagrees with the Georgia PSC Staff’s positions. Hearings on the Georgia PSC Staff and intervenor direct testimony will be held in November 2010. Georgia Power’s rebuttal hearings will occur in early December 2010. The Georgia PSC is scheduled to issue a final order in this matter on December 21, 2010.
The final outcome of these matters cannot now be determined.
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements under “Retail Regulatory Matters — Georgia Power — Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
On March 11, 2010, the Georgia PSC voted to approve the stipulation among Georgia Power, the Georgia PSC Staff, and three customer groups with the exception that the under recovered fuel balance be collected over 42 months. The new rates, which became effective April 1, 2010, will result in an increase of approximately $373 million to Georgia Power’s total annual fuel cost recovery billings. Georgia Power is required to file its next fuel case by March 1, 2011.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Legislation” of Southern Company in Item 7 of the Form 10-K for additional information.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Stimulus Funding
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding, to be matched by Southern Company, will be used for transmission and distribution automation and modernization projects that must be completed by April 28, 2013.
Income Tax Matters
Georgia State Income Tax Credits
Georgia Power’s 2005 through 2009 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. The Georgia Department of Revenue has appealed to the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, no material impact on Southern Company’s net income is expected as a significant portion of any tax benefit is expected to be returned to retail customers. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s cash flow. See Note 5 to the financial statements of Southern Company under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot now be determined.
Tax Method of Accounting for Repairs
Southern Company submitted a change in the tax accounting method for repair costs associated with Southern Company’s generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. The new tax method is expected to result in net positive cash flow for 2010 of approximately $243 million. Although IRS approval of this change is considered automatic, the amount claimed is subject to review because the IRS will be issuing final guidance on this issue. Currently, the IRS is working with the utility industry in an effort to resolve this matter in a consistent manner for all utilities. Due to uncertainty concerning the ultimate resolution of this issue, an unrecognized tax benefit has been recorded for the change in the tax accounting method for repair costs. See Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Bonus Depreciation
On September 27, 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired in 2010 and placed in service in 2010 or, in certain limited cases, 2011. Southern Company has estimated the cash flow reduction to tax payments for 2010 to be approximately $309 million.
Construction Projects
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Southern Company intends to continue its strategy of developing and constructing new generating facilities, including units at Southern Power, proposed new nuclear units, and a proposed IGCC facility, as well as adding environmental control equipment and expanding the transmission and distribution systems. For the traditional operating companies, major generation construction projects are subject to state PSC approvals in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. See Note 7 to the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
financial statements of Southern Company under “Construction Program” in Item 8 of the Form 10-K for estimated construction expenditures for the next three years. In addition, see Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Georgia Power — Nuclear Construction” and “Retail Regulatory Matters — Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “State PSC Matters — Georgia Power — Nuclear Construction” and “State PSC Matters — Mississippi Power— Integrated Coal Gasification Combined Cycle” herein for additional information.
On September 3, 2010, Georgia Power filed with the Georgia PSC the Nuclear Construction Cost Recovery tariff, as authorized in April 2009 under the Georgia Nuclear Energy Financing Act. The filing includes a rate increase of approximately $218 million to recover financing costs associated with the construction of two additional nuclear units on the site of Plant Vogtle (Plant Vogtle Units 3 and 4), effective January 1, 2011.
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
The coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has not significantly impacted operations, but has had and may continue to have significant economic impacts on the affected areas within Southern Company’s service territory.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at September 30, 2010. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $3.5 billion for the first nine months of 2010, an increase of $1.2 billion from the corresponding period in 2009. Significant changes in operating cash flow for the first nine months of 2010 compared to the corresponding period in 2009 include an increase in net income as previously discussed, a reduction in fossil fuel stock, and an increase in deferred income taxes primarily due to the change in the tax accounting method for repair costs as previously discussed. Net cash used for investing activities totaled $3.0 billion for the first nine months of 2010, an increase of $150 million from the corresponding period in 2009. The increase was due to proceeds received on sales of property in 2009. Net cash provided from financing activities totaled $48 million for the first nine months of 2010, a decrease of $638 million from the corresponding period in 2009, primarily due to fewer issuances of securities in the first nine months of 2010 and a reduction in notes payable outstanding. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2010 include an increase in cash and cash equivalents of $569 million and an increase of $2.0 billion in total property, plant, and equipment for the installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Other significant changes include an increase in equity of $1.4 billion.
The market price of Southern Company’s common stock at September 30, 2010 was $37.24 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $19.38 per share, representing a market-to-book ratio of 192%, compared to $33.32, $18.15, and 184%, respectively, at the end of 2009. The dividend for the third quarter 2010 was $0.4550 per share compared to $0.4375 per share in the third quarter 2009.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Approximately $2 billion will be required through September 30, 2011 to fund maturities and announced repurchases and redemptions of long-term debt. Georgia Power met its obligations to repurchase $462.5 million in pollution control revenue bonds subsequent to September 30, 2010 with a portion of its current cash and cash equivalents balance at September 30, 2010. Gulf Power met its obligations to redeem $75 million in senior notes subsequent to September 30, 2010 with a portion of its current cash and cash equivalents balance at September 30, 2010. No mandatory contributions to Southern Company’s pension plan are expected for the years ending December 31, 2010 and 2011, although management may consider making discretionary contributions. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private placements, or public offerings. The amount and timing of additional equity capital to be raised in 2010, as well as in subsequent years, will be contingent on Southern Company’s investment opportunities. Except as described below with respect to potential DOE loan guarantees, the traditional operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those utilized in the past, which were primarily from operating cash flows, security issuances, term loans, short-term borrowings, and equity contributions from Southern Company.
However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
On June 18, 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed the lesser of 70% of eligible project costs or approximately $3.4 billion, and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to receipt of the combined construction and operating license for Plant Vogtle Units 3 and 4 from the NRC, negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. There can be no assurance that the DOE will issue loan guarantees for Georgia Power.
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
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs (which are backed by bank credit facilities), to meet liquidity needs. At September 30, 2010, Southern Company and its subsidiaries had approximately $1.3 billion of cash and cash equivalents and approximately $4.8 billion of unused committed credit arrangements with banks. Of the cash and cash equivalents, approximately $1.1 billion was held in various money market mutual funds. The money market mutual funds invest in a portfolio of highly-rated, short-term securities, and redemptions from the funds are available on a same day basis up to the full amount of the investment. Of the unused credit arrangements, $126 million expire in 2010, $1.4 billion expire in 2011, and $3.2 billion expire in 2012. Of the credit arrangements expiring in 2010 and 2011, $81 million contain provisions allowing two-year term loans executable at expiration and $922 million contain provisions allowing one-year term loans executable at expiration. At September 30, 2010, approximately $1.8 billion of the credit facilities were dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds. Subsequent to September 30, 2010, Gulf Power renewed an existing credit agreement totaling $30 million and increased an existing credit agreement by $5 million; both agreements contain provisions allowing a one-year term loan executable at expiration and extended the expiration date to 2011. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements under “Bank Credit Arrangements” herein for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the traditional operating companies. At September 30, 2010, the Southern Company system had approximately $345 million of commercial paper borrowings outstanding with a weighted average interest rate of 0.4% per annum. During the third quarter 2010, Southern Company had an average of $814 million of commercial paper outstanding at a weighted average interest rate of 0.3% per annum and the maximum amount outstanding was $1.1 billion. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At September 30, 2010, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $483 million. At September 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $2.5 billion. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Company’s ability to access capital markets, particularly the short-term debt market.
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
On August 12, 2010, Moody’s downgraded the issuer and long-term debt ratings of Southern Company (senior unsecured to Baa1 from A3), Georgia Power (senior unsecured to A3 from A2), Gulf Power (senior unsecured to A3 from A2) and Mississippi Power (senior unsecured to A2 from A1). Moody’s also announced that it had downgraded the short-term ratings of Southern Company and a financing subsidiary of Southern Company that issues commercial paper for the benefit of Southern Company subsidiaries (including Georgia Power, Gulf Power, and Mississippi Power) to P-2 from P-1. In addition, Moody’s announced that it had downgraded the variable rate demand obligation ratings of Georgia Power, Gulf Power, and Mississippi Power to VMIG-2 from VMIG-1 and the preferred and preference stock ratings of Georgia Power (to Baa2 from Baa1), Gulf Power (to Baa2 from Baa1), and Mississippi Power (to Baa1 from A3). Moody’s also downgraded the trust preferred securities rating of Georgia Power to Baa1 from A3. All of these companies have stable ratings outlooks from Moody’s.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On September 3, 2010, Fitch downgraded the issuer and long-term debt ratings of Mississippi Power (senior unsecured to A+ from AA- and issuer default rating to A from A+). Fitch also announced that it had downgraded the short-term ratings of Mississippi Power to F1 from F1+. In addition, Fitch announced that it had downgraded the pollution control revenue bond ratings of Mississippi Power to A+ from AA- and the preferred stock ratings of Mississippi Power to A- from A. Fitch announced that the ratings outlook for Mississippi Power is stable. Also, Fitch announced that the ratings outlook of Southern Company had been revised to negative.
Market Price Risk
Southern Company’s market risk exposure relative to interest rate changes for the third quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, the traditional operating companies continue to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, during 2010, Southern Power is exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. To mitigate residual risks relative to movements in gas prices, the registrants may enter into fixed-price contracts for natural gas purchases; however, a significant portion of contracts are priced at market. As such, Southern Company had no material change in market risk exposure for the third quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts for the three and nine months ended September 30, 2010 were as follows:

	Third Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(202)	$(178)
Contracts realized or settled	49	160
Current period changes(a)	(96)	(231)

Contracts outstanding at the end of the period, assets (liabilities), net	$(249)	$(249)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2010 was a decrease of $47 million and a decrease of $71 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At September 30, 2010, Southern Company had a net hedge volume of 138 million mmBtu with a weighted average contract cost of approximately $1.85 per mmBtu above market prices, compared to 134 million mmBtu at June 30, 2010 with a weighted average contract cost of approximately $1.56 per mmBtu above market prices and compared to 145 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.23 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the traditional operating companies’ fuel cost recovery clauses.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	September 30, 2010	December 31, 2009
	(in millions)
Regulatory hedges	$(247)	$(175)
Cash flow hedges	1	(2)
Not designated	(3)	(1)

Total fair value	$(249)	$(178)

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
Total net unrealized pre-tax gains (losses) recognized in income for the three and nine months ended September 30, 2010 were $(4) million and $(2) million, respectively. For the three and nine months ended September 30, 2009, the total net unrealized pre-tax gains (losses) recognized in income were $2 million and $1 million, respectively.
Southern Company uses over-the-counter contracts that are not exchange-traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. The maturities of the energy-related derivative contracts at September 30, 2010 were as follows:

	September 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
		(in millions)
Level 1	$ —	$ —	$ —	$ —
Level 2	(249)	(168)	(80)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(249)	$ (168)	$ (80)	$ (1)

See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Company in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
During the third quarter 2010, Southern Company issued approximately $198 million of common stock through the Southern Investment Plan and employee and director stock plans. In addition, Southern Company issued approximately 2 million shares of common stock through at-the-market issuances pursuant to sales agency agreements related to Southern Company’s continuous equity offering program and received cash proceeds of approximately $73 million, net of $0.6 million in fees and commissions. The proceeds were primarily used to fund ongoing construction projects, to repay short-term and long-term indebtedness, and for general corporate purposes.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first nine months of 2010, Southern Company issued approximately $475 million of common stock through the Southern Investment Plan and employee and director stock plans. In addition, Southern Company issued approximately 4 million shares of common stock through at-the-market issuances pursuant to sales agency agreements related to Southern Company’s continuous equity offering program and received cash proceeds of approximately $143 million, net of $1.2 million in fees and commissions. The proceeds were primarily used to fund ongoing construction projects, to repay short-term and long-term indebtedness, and for general corporate purposes.
In March 2010, Georgia Power issued $350 million aggregate principal amount of Series 2010A Floating Rate Senior Notes due March 15, 2013. The net proceeds were used to repay at maturity $250 million aggregate principal amount of Series 2008A Floating Rate Senior Notes due March 17, 2010, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program.
In April 2010, Gulf Power issued $175 million aggregate principal amount of Series 2010A 4.75% Senior Notes due April 15, 2020. The net proceeds were used to repay at maturity $140 million aggregate principal amount of its Series 2009A Floating Rate Senior Notes due June 28, 2010, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Gulf Power’s continuous construction program.
In June 2010, Georgia Power issued $600 million aggregate principal amount of Series 2010B 5.40% Senior Notes due June 1, 2040. The net proceeds from the sale of the Series 2010B Senior Notes were used for the redemption of all of the $200 million aggregate principal amount of Georgia Power’s Series R 6.00% Senior Notes due October 15, 2033 and all of the $150 million aggregate principal amount of Georgia Power’s Series O 5.90% Senior Notes due April 15, 2033, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program.
In June 2010, Gulf Power incurred obligations in connection with the issuance of $21 million aggregate principal amount of the Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Gulf Power Plant Scherer Project), First Series 2010. The net proceeds were used to fund pollution control and environmental improvement facilities at Plant Scherer.
In September 2010, Southern Company issued $400 million aggregate principal amount of Series 2010A 2.375% Senior Notes due September 15, 2015. The net proceeds will be used for the announced redemption of $250 million aggregate principal amount of Southern Company Capital Funding, Inc.’s Series C 5.75% Senior Notes due November 15, 2015 and were also used to repay a portion of its outstanding short-term indebtedness, and for other general corporate purposes.
In September 2010, Mississippi Power entered into a one-year $125 million aggregate principal amount long-term floating rate bank loan that bears interest based on one-month LIBOR. The proceeds were used to repay a portion of Mississippi Power’s short-term indebtedness and for general corporate purposes, including Mississippi Power’s continuous construction program.
In September 2010, Georgia Power issued $500 million aggregate principal amount Series 2010C 4.75% Senior Notes due September 1, 2040. The net proceeds were used to redeem all of the $250 million aggregate principal amount of Georgia Power’s Series X 5.70% Senior Notes due January 15, 2045, $125 million aggregate principal amount of Georgia Power’s Series W 6% Senior Notes due August 15, 2044, $100 million aggregate principal amount of Georgia Power’s Series T 5.75% Senior Public Income Notes due January 15, 2044, and $35 million aggregate principal amount of Savannah Electric and Power Company’s (Savannah Electric) Series G 5.75% Senior Notes due December 1, 2044 (which were assumed by Georgia Power upon its merger with Savannah Electric).
Also in September 2010, Georgia Power issued $500 million aggregate principal amount Series 2010D 1.30% Senior Notes due September 15, 2013. Subsequent to September 30, 2010, the net proceeds were used for the repurchase of all of the $114.3 million aggregate principal amount of outstanding Development Authority of Burke County Pollution Control Revenue Bonds (Georgia Power Plant Vogtle Project), First Series 2009, due January 1, 2049; $40 million aggregate principal amount of the outstanding Development Authority of Monroe County Pollution Control Revenue Bonds (Georgia Power Plant Scherer Project), First Series 2009, due January 1, 2049; $173 million aggregate principal

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
amount of the outstanding Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Plant Bowen Project), First Series 2009, due December 1, 2032; $89.2 million aggregate principal amount of the outstanding Development Authority of Monroe County Pollution Control Revenue Bonds (Georgia Power Plant Scherer Project), Second Series 2009, due October 1, 2048; and $46 million aggregate principal amount of the outstanding Development Authority of Burke County Pollution Control Revenue Bonds (Georgia Power Plant Vogtle Project), First Series 1996, due October 1, 2032, and for other general corporate purposes, including Georgia Power’s continuous construction program. The pollution control revenue bonds repurchased by Georgia Power are being held by Georgia Power and may be remarketed to investors in the future.
In September 2010, Gulf Power issued $125 million aggregate principal amount of its Series 2010B 5.10% Senior Notes due October 1, 2040. The net proceeds were used to repay a portion of its outstanding short-term indebtedness, for general corporate purposes, including Gulf Power’s continuous construction program, and, subsequent to September 30, 2010, for the redemption of all of the $40 million aggregate principal amount of Gulf Power’s Series I 5.75% Senior Notes due September 15, 2033 and $35 million aggregate principal amount of Gulf Power’s Series J 5.875% Senior Notes due April 1, 2044.
Subsequent to September 30, 2010, Alabama Power issued $250 million aggregate principal amount of Series 2010A 3.375% Senior Notes due October 1, 2020. Subsequent to September 30, 2010, the net proceeds were used for the redemption of $150 million aggregate principal amount of Alabama Power’s Series AA 5.625% Senior Notes due April 15, 2034 and for other general corporate purposes, including Alabama Power’s continuous construction program.
See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details regarding financing activities during the first nine months of 2010.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” herein for each registrant and Note 1 to the financial statements of each registrant under “Financial Instruments,” Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, and Note 10 to the financial statements of Gulf Power, Mississippi Power, and Southern Power in Item 8 of the Form 10-K. Also, see Note (H) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
     (b) Changes in internal controls.
There have been no changes in Southern Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter 2010 that have materially affected or are reasonably likely to materially affect Southern Company’s internal control over financial reporting other than as described in the next paragraph.
In August 2010, Alabama Power implemented a new general ledger system and Mississippi Power implemented new general ledger, supply chain, and work management systems. These systems provide additional operational and internal control benefits including system security and the automation of previously manual controls. These process improvement initiatives were not in response to an identified internal control deficiency.
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
     (b) Changes in internal controls.
There have been no changes in Georgia Power’s, Gulf Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter 2010 that have materially affected or are reasonably likely to materially affect Georgia Power’s, Gulf Power’s, or Southern Power’s internal control over financial reporting.
There have been no changes in Alabama Power’s and Mississippi Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter 2010 that have materially affected or are reasonably likely to materially affect Alabama Power’s and Mississippi Power’s internal control over financial reporting, other than as described in the next paragraph.

In August 2010, Alabama Power implemented a new general ledger system and Mississippi Power implemented new general ledger, supply chain, and work management systems. These systems provide additional operational and internal control benefits including system security and the automation of previously manual controls. These process improvement initiatives were not in response to an identified internal control deficiency.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,526,738	$1,342,665	$3,924,612	$3,520,408
Wholesale revenues, non-affiliates	85,823	170,573	395,164	483,180
Wholesale revenues, affiliates	42,966	34,042	193,622	170,887
Other revenues	50,406	44,876	149,927	123,963

Total operating revenues	1,705,933	1,592,156	4,663,325	4,298,438

Operating Expenses:
Fuel	500,150	506,376	1,455,226	1,437,095
Purchased power, non-affiliates	34,931	42,915	65,532	84,582
Purchased power, affiliates	57,524	73,966	161,216	172,096
Other operations and maintenance	378,133	272,118	997,731	827,275
Depreciation and amortization	153,488	136,784	451,065	406,687
Taxes other than income taxes	84,261	77,353	247,592	239,673

Total operating expenses	1,208,487	1,109,512	3,378,362	3,167,408

Operating Income	497,446	482,644	1,284,963	1,131,030
Other Income and (Expense):
Allowance for equity funds used during construction	8,155	21,053	28,529	56,931
Interest income	4,129	4,419	12,143	12,689
Interest expense, net of amounts capitalized	(76,292)	(75,817)	(226,986)	(224,792)
Other income (expense), net	(6,137)	(6,714)	(17,827)	(17,577)

Total other income and (expense)	(70,145)	(57,059)	(204,141)	(172,749)

Earnings Before Income Taxes	427,301	425,585	1,080,822	958,281
Income taxes	157,782	154,050	398,912	344,416

Net Income	269,519	271,535	681,910	613,865
Dividends on Preferred and Preference Stock	9,866	9,866	29,598	29,598

Net Income After Dividends on Preferred and Preference Stock	$259,653	$261,669	$652,312	$584,267

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$259,653	$261,669	$652,312	$584,267
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $18, $(187), $8, and $(1,773), respectively	30	(307)	13	(2,916)
Reclassification adjustment for amounts included in net income, net of tax of $(68), $1,217, $475, and $3,456, respectively	(110)	2,002	782	5,685

Total other comprehensive income (loss)	(80)	1,695	795	2,769

Comprehensive Income	$259,573	$263,364	$653,107	$587,036

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$681,910	$613,865
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	519,320	474,250
Deferred income taxes	301,119	(32,333)
Allowance for equity funds used during construction	(28,529)	(56,931)
Pension, postretirement, and other employee benefits	(8,840)	(2,955)
Stock based compensation expense	4,174	3,475
Other, net	27,933	25,302
Changes in certain current assets and liabilities —
-Receivables	(109,948)	232,890
-Fossil fuel stock	21,130	(20,609)
-Materials and supplies	(9,906)	(22,783)
-Other current assets	(33,540)	(43,436)
-Accounts payable	(66,037)	(197,357)
-Accrued taxes	(48,091)	168,493
-Accrued compensation	7,541	(46,583)
-Other current liabilities	(103,390)	70,111

Net cash provided from operating activities	1,154,846	1,165,399

Investing Activities:
Property additions	(684,738)	(896,913)
Distribution of restricted cash from pollution control revenue bonds	18,464	39,866
Nuclear decommissioning trust fund purchases	(126,039)	(177,639)
Nuclear decommissioning trust fund sales	126,039	177,639
Cost of removal, net of salvage	(25,830)	(21,419)
Change in construction payables	(34,329)	37,486
Other investing activities	(9,212)	(27,484)

Net cash used for investing activities	(735,645)	(868,464)

Financing Activities:
Decrease in notes payable, net	—	(24,995)
Proceeds —
Common stock issued to parent	—	135,000
Capital contributions from parent company	18,823	17,177
Pollution control revenue bonds	—	53,000
Senior notes issuances	—	500,000
Redemptions —
Senior notes	—	(250,000)
Payment of preferred and preference stock dividends	(29,670)	(29,602)
Payment of common stock dividends	(407,025)	(392,100)
Other financing activities	(1,242)	(2,474)

Net cash provided from (used for) financing activities	(419,114)	6,006

Net Change in Cash and Cash Equivalents	87	302,941
Cash and Cash Equivalents at Beginning of Period	368,016	28,181

Cash and Cash Equivalents at End of Period	$368,103	$331,122

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11,121 and $23,813 capitalized for 2010 and 2009, respectively)	$214,102	$190,014
Income taxes (net of refunds)	$212,036	$274,486
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$368,103	$368,016
Restricted cash and cash equivalents	18,249	36,711
Receivables —
Customer accounts receivable	451,381	322,292
Unbilled revenues	142,372	134,875
Under recovered regulatory clause revenues	12,065	37,338
Other accounts and notes receivable	46,986	33,522
Affiliated companies	45,382	61,508
Accumulated provision for uncollectible accounts	(12,035)	(9,551)
Fossil fuel stock, at average cost	369,074	394,511
Materials and supplies, at average cost	335,954	326,074
Vacation pay	54,038	53,607
Prepaid expenses	222,608	111,320
Other regulatory assets, current	45,246	34,347
Other current assets	8,633	6,203

Total current assets	2,108,056	1,910,773

Property, Plant, and Equipment:
In service	19,794,009	18,574,229
Less accumulated provision for depreciation	6,861,206	6,558,864

Plant in service, net of depreciation	12,932,803	12,015,365
Nuclear fuel, at amortized cost	296,484	253,308
Construction work in progress	560,185	1,256,311

Total property, plant, and equipment	13,789,472	13,524,984

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	61,600	59,628
Nuclear decommissioning trusts, at fair value	516,696	489,795
Miscellaneous property and investments	70,066	69,749

Total other property and investments	648,362	619,172

Deferred Charges and Other Assets:
Deferred charges related to income taxes	411,986	387,447
Prepaid pension costs	159,843	132,643
Other regulatory assets, deferred	741,280	750,492
Other deferred charges and assets	207,103	198,582

Total deferred charges and other assets	1,520,212	1,469,164

Total Assets	$18,066,102	$17,524,093

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$450,000	$100,000
Accounts payable —
Affiliated	225,885	194,675
Other	193,220	328,400
Customer deposits	85,849	86,975
Accrued taxes —
Accrued income taxes	1,721	14,789
Other accrued taxes	101,088	31,918
Accrued interest	65,219	65,455
Accrued vacation pay	44,415	44,751
Accrued compensation	81,239	71,286
Liabilities from risk management activities	40,499	37,844
Over recovered regulatory clause revenues	95,227	181,565
Other current liabilities	38,062	40,020

Total current liabilities	1,422,424	1,197,678

Long-term Debt	5,732,575	6,082,489

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,572,558	2,293,468
Deferred credits related to income taxes	85,979	88,705
Accumulated deferred investment tax credits	158,770	164,713
Employee benefit obligations	405,342	387,936
Asset retirement obligations	511,828	491,007
Other cost of removal obligations	701,073	668,151
Other regulatory liabilities, deferred	198,742	169,224
Deferred over recovered regulatory clause revenues	5,495	22,060
Other deferred credits and liabilities	77,676	37,113

Total deferred credits and other liabilities	4,717,463	4,322,377

Total Liabilities	11,872,462	11,602,544

Redeemable Preferred Stock	341,715	341,715

Preference Stock	343,373	343,373

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,221,500	1,221,500
Paid-in capital	2,145,902	2,119,818
Retained earnings	2,145,738	1,900,526
Accumulated other comprehensive loss	(4,588)	(5,383)

Total common stockholder’s equity	5,508,552	5,236,461

Total Liabilities and Stockholder’s Equity	$18,066,102	$17,524,093

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2010 vs. THIRD QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
OVERVIEW
Alabama Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales given current economic conditions, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, fuel, capital expenditures, and restoration following major storms. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Alabama Power for the foreseeable future.
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(2.0)	(0.8)	$68.0	11.6

Alabama Power’s net income after dividends on preferred and preference stock for the third quarter 2010 was $259.7 million compared to $261.7 million for the corresponding period in 2009. Alabama Power’s net income after dividends on preferred and preference stock for year-to-date 2010 was $652.3 million compared to $584.3 million for the corresponding period in 2009. For the third quarter 2010, the decrease in net income when compared to the corresponding period in 2009 was not material. The increase for year-to-date 2010 when compared to the corresponding period in 2009 was primarily due to increases in rates under Rate RSE and Rate CNP Environmental that took effect in January 2010, warmer weather in the second and third quarters 2010 as well as significantly colder weather in the first quarter 2010, and increases in industrial sales. The increases in revenues were partially offset by increases in operations and maintenance expenses, which include an additional NDR accrual in the third quarter 2010, and depreciation and amortization and a reduction in AFUDC equity.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$184.0	13.7	$404.2	11.5

In the third quarter 2010, retail revenues were $1.53 billion compared to $1.34 billion for the corresponding period in 2009. For year-to-date 2010, retail revenues were $3.92 billion compared to $3.52 billion for the corresponding period in 2009.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,342.7		$3,520.4
Estimated change in —
Rates and pricing	90.4	6.7	218.7	6.2
Sales growth (decline)	(1.6)	(0.1)	6.4	0.2
Weather	82.6	6.2	163.7	4.7
Fuel and other cost recovery	12.6	0.9	15.4	0.4

Retail – current year	$1,526.7	13.7%	$3,924.6	11.5%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2010 when compared to the corresponding periods in 2009 primarily due to Rate RSE and Rate CNP Environmental increases effective January 2010.
Revenues attributable to changes in sales decreased in the third quarter 2010 when compared to the corresponding period in 2009. Industrial KWH energy sales increased 8.8% due to an increase in demand primarily in the chemicals and primary metals sectors. Weather-adjusted residential KWH energy sales decreased 2.5% driven by a decrease in demand. Weather-adjusted commercial KWH energy sales growth was not material.
Revenues attributable to changes in sales increased year-to-date 2010 when compared to the corresponding period in 2009. Industrial KWH energy sales increased 12.4% due to an increase in demand primarily in the chemicals and primary metals sectors. Weather-adjusted residential KWH energy sales growth was not material. Weather-adjusted commercial KWH energy sales decreased 1.2% driven by a decline in the number of customers.
Revenues resulting from changes in weather increased in the third quarter 2010 as a result of warmer weather when compared to the corresponding period in 2009. For year-to-date 2010, revenues resulting from changes in weather increased as a result of warmer weather in the second and third quarters 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2010 when compared to the corresponding periods in 2009 primarily due to increased generation. These increases were offset primarily by a decrease in costs associated with the expiration of a PPA certificated by the Alabama PSC and a reduction in the Rate NDR customer billing rate as a result of achieving the target reserve balance in January 2010. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(84.8)	(49.7)	$(88.0)	(18.2)

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
In May 2010, the long-term unit power sales contracts expired and the unit power sales capacity revenues ceased, resulting in a $90.2 million and $107.4 million revenue reduction in the third quarter and year-to-date 2010, respectively. Beginning in June 2010, such capacity subject to the unit power sales contracts became available for retail service. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Operating Revenues” of Alabama Power in Item 7 of the Form 10-K for additional information.
In the third quarter 2010, wholesale revenues from non-affiliates were $85.8 million compared to $170.6 million for the corresponding period in 2009. This decrease was primarily due to a 62.3% decrease in KWH sales, partially offset by a 33.5% increase in the price of energy.
For year-to-date 2010, wholesale revenues from non-affiliates were $395.2 million compared to $483.2 million for the corresponding period in 2009. This decrease was primarily due to a 32.5% decrease in KWH sales, partially offset by a 21.1% increase in the price of energy.
Wholesale Revenues – Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$9.0	26.2	$22.7	13.3

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2010, wholesale revenues from affiliates were $43.0 million compared to $34.0 million for the corresponding period in 2009. The increase was due to an 18.5% increase in prices and a 6.5% increase in KWH sales.
For year-to-date 2010, wholesale revenues from affiliates were $193.6 million compared to $170.9 million for the corresponding period in 2009. The increase was primarily due to an 8.7% increase in prices and a 4.3% increase in KWH sales.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$5.5	12.3	$26.0	20.9

In the third quarter 2010, other revenues were $50.4 million compared to $44.9 million for the corresponding period in 2009. This increase was due to a $3.7 million increase in transmission sales and a $3.2 million increase in revenues from gas-fueled co-generation steam facilities as a result of greater sales volume, partially offset by a decrease in customer charges related to collection fees.
For year-to-date 2010, other revenues were $149.9 million compared to $124.0 million for the corresponding period in 2009. This increase was due to a $10.9 million increase in revenues from gas-fueled co-generation steam facilities as a result of greater sales volume, an $8.2 million increase in transmission sales, a $1.3 million increase in customer charges related to reconnection fees, and a $1.3 million increase in pole attachment rentals.
Co-generation steam fuel revenues do not have a significant impact on earnings since they are generally offset by fuel expense.
Fuel and Purchased Power Expenses

	Third Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Third Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$(6.2)	(1.2)	$18.1	1.3
Purchased power – non-affiliates	(8.0)	(18.6)	(19.0)	(22.5)
Purchased power – affiliates	(16.5)	(22.2)	(10.9)	(6.3)

Total fuel and purchased power expenses	$(30.7)		$(11.8)

*	Fuel includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the third quarter 2010, total fuel and purchased power expenses were $592.6 million compared to $623.3 million for the corresponding period in 2009. The decrease was primarily due to a $41.3 million decrease in the volume of energy purchased, partially offset by a $14.9 million increase in KWHs generated.
For year-to-date 2010, the decrease in total fuel and purchased power expenses when compared to the corresponding period in 2009 was not material.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR. See FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Alabama Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	2.72	2.80	(2.9)	2.78	2.83	(1.8)
Purchased power	7.11	6.45	10.2	6.83	6.23	9.6

In the third quarter 2010, the decrease in fuel expense when compared to the corresponding period in 2009 was not material. For year-to-date 2010, the increase in fuel expense when compared to the corresponding period in 2009 was not material.
Non-Affiliates
In the third quarter 2010, purchased power expense from non-affiliates was $34.9 million compared to $42.9 million for the corresponding period in 2009. This decrease was primarily related to a 35.8% decrease in the average cost per KWH purchased, partially offset by a 26.8% increase in the volume of energy purchased.
For year-to-date 2010, purchased power expense from non-affiliates was $65.5 million compared to $84.6 million for the corresponding period in 2009. This decrease was related to an 18.7% decrease in the volume of energy purchased and a 4.7% decrease in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2010, purchased power expense from affiliates was $57.5 million compared to $74.0 million for the corresponding period in 2009. The decrease was related to a 41.5% decrease in the amount of energy purchased, partially offset by a 33.0% increase in price.
For year-to-date 2010, purchased power expense from affiliates was $161.2 million compared to $172.1 million for the corresponding period in 2009. The decrease was related to a 27.2% increase in price, partially offset by a 26.3% decrease in the volume of energy purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$106.0	39.0	$170.4	20.6

In the third quarter 2010, other operations and maintenance expenses were $378.1 million compared to $272.1 million for the corresponding period in 2009. Transmission and distribution expenses increased $58.8 million due primarily to an additional accrual of $40 million to the NDR. See FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Matters – Retail Regulatory Matters” herein for additional information on the NDR. In addition, overhead line maintenance expenses increased. Steam production expenses increased $12.3 million due to environmental mandates (which are offset by revenues associated with Rate CNP Environmental) and maintenance costs related to increases in labor and materials expenses. Administrative and general expenses increased $20.6 million related to increases in the injuries and damages reserve, affiliated service companies’ expenses, and labor, partially offset by a reduction in employee medical and other benefit-related expenses. Nuclear production expenses increased $8.2 million due to maintenance costs related to increases in labor.
For year-to-date 2010, other operations and maintenance expenses were $997.7 million compared to $827.3 million for the corresponding period in 2009. Transmission and distribution expenses increased $60.2 million due primarily to an additional accrual of $40 million to the NDR. See FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Retail Regulatory Matters” herein for additional information on the NDR. In addition, overhead line maintenance expenses increased. Steam production expenses increased $48.4 million due to scheduled outage costs, environmental mandates (which are offset by revenues associated with Rate CNP Environmental), and maintenance costs related to increases in labor and materials expenses. Administrative and general expenses increased $43.3 million due to increases in the injuries and damages reserve, affiliated service companies’ expenses, labor, and property insurance expenses, partially offset by a reduction in employee medical and other benefit-related expenses. Nuclear production expenses increased $12.2 million due to maintenance costs related to increases in labor.
Depreciation and Amortization

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$16.7	12.2	$44.4	10.9

In the third quarter 2010, depreciation and amortization was $153.5 million compared to $136.8 million for the corresponding period in 2009. For year-to-date 2010, depreciation and amortization was $451.1 million compared to $406.7 million for the corresponding period in 2009. These increases were due to additions of property, plant, and equipment primarily related to environmental mandates (which are offset by revenues associated with Rate CNP Environmental), distribution, and transmission projects.
Taxes Other Than Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$6.9	8.9	$7.9	3.3

In the third quarter 2010, taxes other than income taxes were $84.3 million compared to $77.4 million for the corresponding period in 2009. The increase was primarily due to increases in state and municipal public utility license tax bases.
For year-to-date 2010, the increase in taxes other than income taxes when compared to the corresponding period in 2009 was not material.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(12.9)	(61.3)	$(28.4)	(49.9)

In the third quarter 2010, AFUDC equity was $8.2 million compared to $21.1 million for the corresponding period in 2009. For year-to-date 2010, AFUDC equity was $28.5 million compared to $56.9 million for the corresponding period in 2009. These decreases were due to the completion of construction projects related to environmental mandates at generating facilities, partially offset by increases in nuclear facility projects.
Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$3.7	2.4	$54.5	15.8

In the third quarter 2010, the increase in total income taxes when compared to the corresponding period in 2009 was not material. For year-to-date 2010, income taxes were $398.9 million compared to $344.4 million for the corresponding period in 2009. These increases were primarily due to higher pre-tax earnings and a reduction of the tax benefits associated with a decrease in AFUDC equity.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include Alabama Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power’s service area. Changes in economic conditions impact sales for Alabama Power, and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
information regarding a civil action brought by the EPA alleging that Alabama Power violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On September 2, 2010, following the end of discovery, the EPA dismissed five of its eight remaining claims against Alabama Power, leaving only three claims for summary disposition or trial, including one relating to a facility co-owned by Mississippi Power. The parties each filed motions for summary judgment on September 30, 2010. The court has set a trial date for October 2011 for any remaining claims. The ultimate outcome of this matter cannot now be determined.
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. On August 27, 2010, the plaintiffs petitioned the U.S. Supreme Court for a writ of mandamus directing the U.S. Court of Appeals for the Fifth Circuit to reinstate the plaintiffs’ appeal. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On August 23, 2010, the EPA’s final revisions to the National Ambient Air Quality Standard for SO2, which included the establishment of a new short-term standard, became effective. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
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
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Alabama Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as if the materials technically constituted a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, a hazardous or other designation indicative of heightened risk could limit or eliminate beneficial reuse options. Comments on the proposed rules are due by November 19, 2010. Although its analysis is preliminary, Southern Company believes the EPA has significantly underestimated compliance costs in the proposed rule.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Alabama Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule, referred to as the Tailoring Rule, governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The final rules could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
FERC and Alabama PSC Matters
Retail Regulatory Matters
Nuclear Outage Accounting Order
On August 17, 2010, the Alabama PSC approved a change to the nuclear maintenance outage accounting process associated with routine refueling activities. Currently, Alabama Power accrues nuclear outage operations and maintenance expenses for the two units of Plant Farley during the 18-month cycle for the outages. In accordance with the new order, nuclear outage expenses will be deferred when the charges actually occur and then amortized over the subsequent 18-month period.
The initial result of implementation of the new accounting order is that no nuclear maintenance outage expenses will be recognized from January 2011 through December 2011, which will decrease nuclear outage operations and maintenance expenses in 2011 from 2010 by approximately $50 million. During the fall of 2011, actual nuclear outage expenses associated with one unit of Plant Farley will be deferred to a regulatory asset account; beginning in January 2012 these deferred costs will be amortized to nuclear operations and maintenance expense over an 18-month period. During the spring of 2012, actual nuclear outage expenses associated with the other unit of Plant Farley will be deferred to a regulatory asset account; beginning in July 2012 these deferred costs will be amortized to nuclear operations and maintenance expense over an 18-month period. Alabama Power will continue the pattern of deferral of nuclear outage expenses as incurred and the recognition of expenses over a subsequent 18-month period.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s over recovered fuel costs as of September 30, 2010 totaled $57.7 million as compared to $199.6 million at December 31, 2009. These over recovered fuel costs at September 30, 2010 are included in over recovered regulatory clause revenues and deferred over recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheets herein. The current and deferred classifications are based on estimates which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any return of the over recovered fuel costs.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Reserve” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Reserve” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery.
On August 20, 2010, the Alabama PSC approved an order enhancing the NDR that eliminated the $75 million authorized limit and allows Alabama Power to make additional accruals to the NDR. The order also allows for reliability-related expenditures to be charged against the additional accruals when the NDR balance exceeds $75 million. Alabama Power may designate a portion of the NDR to reliability-related expenditures as a part of an annual budget process for the following year or during the current year for identified unbudgeted reliability-related expenditures that are incurred. Accruals that have not been designated can be used to offset storm charges. Additional accruals to the NDR will enhance Alabama Power’s ability to deal with the financial effects of future natural disasters, promote system reliability, and offset costs retail customers would otherwise bear.
The structure of the monthly Rate NDR charge to customers is not altered and continues to include a component to maintain the $75 million base reserve.
In September 2010, Alabama Power accrued an additional $40 million to the NDR, resulting in an accumulated balance of approximately $118 million, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred. The additional accruals are reflected as operations and maintenance expense in the Condensed Statements of Income herein.
Hydro Relicensing
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters” of Alabama Power in Item 7 of the Form 10-K for information regarding Alabama Power’s applications to the FERC for new licenses for certain of its hydroelectric projects. On March 31, 2010, the FERC issued a new 30-year license for the Lewis Smith and Bankhead developments on the Warrior River. The new license authorizes Alabama Power to continue operating these facilities in a manner consistent with past operations. On April 30, 2010, a stakeholders group filed a request for rehearing of the FERC order issuing the new license. On May 27, 2010, the FERC granted the rehearing request for the limited purpose of allowing the FERC additional time to consider the substantive issues raised in the request. The ultimate outcome of this matter cannot be determined at this time.

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
Stimulus Funding
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009 (ARRA). This funding will be used for transmission and distribution automation and modernization projects that must be completed by April 28, 2013. Alabama Power will receive, and will match, $65 million under this agreement.
On May 12, 2010, Alabama Power signed an agreement with the DOE formally accepting a $6 million grant under the ARRA. This funding will be used for hydro generation upgrades. The total upgrade project is expected to cost $30 million and Alabama Power plans to spend $24 million on the project.
Income Tax Matters
Tax Method of Accounting for Repairs
Southern Company submitted a change in the tax accounting method for repair costs associated with Southern Company’s generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. The new tax method is expected to result in net positive cash flow for 2010 of approximately $117 million for Alabama Power. Although IRS approval of this change is considered automatic, the amount claimed is subject to review because the IRS will be issuing final guidance on this issue. Currently, the IRS is working with the utility industry in an effort to resolve this matter in a consistent manner for all utilities. Due to uncertainty concerning the ultimate resolution of this issue, an unrecognized tax benefit has been recorded for the change in the tax accounting method for repair costs. See Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Bonus Depreciation
On September 27, 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired in 2010 and placed in service in 2010 or, in certain limited cases, 2011. Alabama Power has estimated the cash flow reduction to tax payments for 2010 to be approximately $102 million.
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
The coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has not impacted operations, but has had and may continue to have significant economic impacts on the affected areas within Alabama Power’s service territory.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at September 30, 2010. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $1.16 billion for the first nine months of 2010, compared to $1.17 billion for the corresponding period in 2009. The $10.6 million decrease in cash provided from operating activities was primarily due to less cash collections of regulatory clause revenues when compared to the prior year, partially offset by an increase in deferred income taxes primarily due to the change in the tax accounting method for repair costs as previously discussed. Net cash used for investing activities totaled $735.6 million in the first nine months of 2010 primarily due to gross property additions related to steam generation equipment and construction payables. Net cash used for financing activities totaled $419.1 million for the first nine months of 2010, compared to $6.0 million provided in the corresponding period in 2009. The $425.1 million decrease is primarily due to no issuances of securities in the first nine months of 2010. Fluctuations in cash flow from financing activities vary year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2010 include increases of $264.5 million in total property, plant, and equipment related to environmental projects, partially offset by a reduction in construction work in progress and an increase in accumulated provision for depreciation; $129.1 million in customer accounts receivable; $111.3 million in prepaid expenses; $279.1 million in accumulated deferred income taxes; and $245.2 million in retained earnings.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $450 million will be required through September 30, 2011 to fund maturities and announced redemptions of long-term debt. No mandatory contributions to Alabama Power’s pension plan are expected for the years ending December 31, 2010 and 2011, although management may consider making discretionary contributions. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; Alabama PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at September 30, 2010 cash and cash equivalents of approximately $368 million and unused committed credit arrangements with banks of approximately $1.3 billion. Of the cash and cash equivalents, approximately $319 million was held in various money market mutual funds. The money market mutual funds invest in a portfolio of highly-rated, short-term securities, and redemptions from the funds are available on a same day basis up to the full amount of the investment. Of the unused credit arrangements, $60 million expire in 2010, $446 million expire in 2011, and $765 million expire in 2012. All of the credit arrangements that expire in 2010 contain provisions allowing for one-year term loans executable at expiration. Alabama Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Alabama Power’s commercial paper borrowings and $798 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. At September 30, 2010, Alabama Power had no commercial paper borrowings outstanding. During the third quarter 2010, Alabama Power had an average of $8 million of commercial paper outstanding at a weighted average interest rate of 0.2% per annum and the maximum amount outstanding was $60 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At September 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $343 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power’s ability to access capital markets, particularly the short-term debt market.
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
Market Price Risk
Alabama Power’s market risk exposure relative to interest rate changes for the third quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness remains at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Due to cost-based rate regulation, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As such, Alabama Power had no material change in market risk exposure for the third quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2010 were as follows:

	Third Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(45)	$(44)
Contracts realized or settled	14	48
Current period changes(a)	(23)	(58)

Contracts outstanding at the end of the period, assets (liabilities), net	$(54)	$(54)

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three months and nine months ended September 30, 2010 was a decrease of $9 million and a decrease of $10 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At September 30, 2010, Alabama Power had a net hedge volume of 34 million mmBtu with a weighted average contract cost of approximately $1.62 per mmBtu above market prices, compared to 31 million mmBtu at June 30, 2010 with a weighted average contract cost of approximately $1.47 per mmBtu above market prices and 36 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.22 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the fuel cost recovery clause.
Regulatory hedges relate to Alabama Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.
Alabama Power uses over-the-counter contracts that are not exchange-traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. The maturities of the energy-related derivative contracts at September 30, 2010 were as follows:

	September 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(54)	(40)	(14)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(54)	$(40)	$(14)	$—

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
Financing Activities
Subsequent to September 30, 2010, Alabama Power issued $250 million aggregate principal amount of Series 2010A 3.375% Senior Notes due October 1, 2020. Subsequent to September 30, 2010, the net proceeds were used for the redemption of $150 million aggregate principal amount of Alabama Power’s Series AA 5.625% Senior Notes due April 15, 2034 and for other general corporate purposes, including Alabama Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$2,418,231	$2,093,503	$6,036,216	$5,368,123
Wholesale revenues, non-affiliates	108,938	108,521	307,167	301,077
Wholesale revenues, affiliates	16,844	53,687	43,118	98,520
Other revenues	84,163	71,477	225,345	199,623

Total operating revenues	2,628,176	2,327,188	6,611,846	5,967,343

Operating Expenses:
Fuel	928,016	830,283	2,442,897	2,083,662
Purchased power, non-affiliates	128,557	86,450	294,098	219,220
Purchased power, affiliates	142,509	158,864	436,507	528,505
Other operations and maintenance	434,904	358,821	1,224,157	1,102,876
Depreciation and amortization	181,866	122,740	426,094	464,931
Taxes other than income taxes	98,732	86,620	264,372	243,876

Total operating expenses	1,914,584	1,643,778	5,088,125	4,643,070

Operating Income	713,592	683,410	1,523,721	1,324,273
Other Income and (Expense):
Allowance for equity funds used during construction	34,039	23,200	104,694	66,267
Interest income	603	611	1,398	1,644
Interest expense, net of amounts capitalized	(94,596)	(95,309)	(274,918)	(293,124)
Other income (expense), net	(5,754)	(4,127)	(12,967)	(8,316)

Total other income and (expense)	(65,708)	(75,625)	(181,793)	(233,529)

Earnings Before Income Taxes	647,884	607,785	1,341,928	1,090,744
Income taxes	223,669	215,720	432,851	378,030

Net Income	424,215	392,065	909,077	712,714
Dividends on Preferred and Preference Stock	4,345	4,345	13,036	13,036

Net Income After Dividends on Preferred and Preference Stock	$419,870	$387,720	$896,041	$699,678

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$419,870	$387,720	$896,041	$699,678
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $(430), $(6), and $(156), respectively	—	(682)	(10)	(247)
Reclassification adjustment for amounts included in net income, net of tax of $1,379, $2,350, $5,136, and $6,520, respectively	2,186	3,725	8,143	10,336

Total other comprehensive income (loss)	2,186	3,043	8,133	10,089

Comprehensive Income	$422,056	$390,763	$904,174	$709,767

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$909,077	$712,714
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	550,940	566,741
Deferred income taxes	225,432	111,035
Deferred revenues	(77,081)	(37,210)
Deferred expenses	(53,761)	(39,570)
Allowance for equity funds used during construction	(104,694)	(66,267)
Pension, postretirement, and other employee benefits	20,458	16,713
Hedge settlements	—	(16,167)
Insurance cash surrender value	1,275	22,381
Other, net	(8,925)	21,131
Changes in certain current assets and liabilities —
-Receivables	(125,658)	3,648
-Fossil fuel stock	153,144	(245,777)
-Prepaid income taxes	2,096	(20,694)
-Other current assets	4,006	505
-Accounts payable	61,223	40,719
-Accrued taxes	65,873	131,432
-Accrued compensation	45,015	(105,097)
-Other current liabilities	38,103	35,575

Net cash provided from operating activities	1,706,523	1,131,812

Investing Activities:
Property additions	(1,628,055)	(1,778,030)
Distribution of restricted cash from pollution control revenue bonds	—	22,077
Nuclear decommissioning trust fund purchases	(569,815)	(889,049)
Nuclear decommissioning trust fund sales	545,561	841,763
Nuclear decommissioning trust securities lending collateral	20,793	43,824
Cost of removal, net of salvage	(45,918)	(41,709)
Change in construction payables, net of joint owner portion	27,345	45,828
Other investing activities	(16,318)	7,519

Net cash used for investing activities	(1,666,407)	(1,747,777)

Financing Activities:
Decrease in notes payable, net	(320,549)	(103,634)
Proceeds —
Capital contributions from parent company	681,353	923,840
Pollution control revenue bonds issuances	—	416,510
Senior notes issuances	1,950,000	500,000
Other long-term debt issuances	—	1,100
Redemptions —
Pollution control revenue bonds	—	(327,310)
Senior notes	(1,111,914)	(332,841)
Other long-term debt	(2,500)	—
Payment of preferred and preference stock dividends	(13,300)	(13,121)
Payment of common stock dividends	(615,000)	(554,175)
Other financing activities	(32,761)	(12,674)

Net cash provided from financing activities	535,329	497,695

Net Change in Cash and Cash Equivalents	575,445	(118,270)
Cash and Cash Equivalents at Beginning of Period	14,309	132,739

Cash and Cash Equivalents at End of Period	$589,754	$14,469

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $39,022 and $28,443 capitalized for 2010 and 2009, respectively)	$231,285	$239,290
Income taxes (net of refunds)	$107,427	$115,436
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$589,754	$14,309
Receivables —
Customer accounts receivable	753,688	486,885
Unbilled revenues	206,150	172,035
Under recovered regulatory clause revenues	196,149	291,837
Joint owner accounts receivable	45,288	146,932
Other accounts and notes receivable	55,466	62,758
Affiliated companies	28,593	11,775
Accumulated provision for uncollectible accounts	(13,309)	(9,856)
Fossil fuel stock, at average cost	573,122	726,266
Materials and supplies, at average cost	367,308	362,803
Vacation pay	73,806	74,566
Prepaid income taxes	90,058	132,668
Other regulatory assets, current	105,665	76,634
Other current assets	117,249	62,651

Total current assets	3,188,987	2,612,263

Property, Plant, and Equipment:
In service	26,109,530	25,120,034
Less accumulated provision for depreciation	9,857,869	9,493,068

Plant in service, net of depreciation	16,251,661	15,626,966
Nuclear fuel, at amortized cost	364,372	339,810
Construction work in progress	3,079,691	2,521,091

Total property, plant, and equipment	19,695,724	18,487,867

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	68,037	66,106
Nuclear decommissioning trusts, at fair value	625,869	580,322
Miscellaneous property and investments	38,391	38,516

Total other property and investments	732,297	684,944

Deferred Charges and Other Assets:
Deferred charges related to income taxes	707,496	608,851
Deferred under recovered regulatory clause revenues	291,736	373,245
Other regulatory assets, deferred	1,331,659	1,321,904
Other deferred charges and assets	202,049	205,492

Total deferred charges and other assets	2,532,940	2,509,492

Total Assets	$26,149,948	$24,294,566

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$874,817	$253,882
Notes payable	3,410	323,958
Accounts payable —
Affiliated	293,416	238,599
Other	545,539	602,003
Customer deposits	200,189	200,103
Accrued taxes —
Accrued income taxes	79,533	548
Unrecognized tax benefits	177,241	164,863
Other accrued taxes	261,155	290,174
Accrued interest	117,228	89,228
Accrued vacation pay	55,098	57,662
Accrued compensation	91,663	42,756
Liabilities from risk management activities	84,146	49,788
Other cost of removal obligations, current	37,000	216,000
Other regulatory liabilities, current	21,066	99,807
Other current liabilities	117,382	84,319

Total current liabilities	2,958,883	2,713,690

Long-term Debt	7,985,180	7,782,340

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,648,873	3,389,907
Deferred credits related to income taxes	129,985	133,683
Accumulated deferred investment tax credits	232,566	242,496
Employee benefit obligations	945,999	923,177
Asset retirement obligations	703,827	676,705
Other cost of removal obligations	186,793	124,662
Other deferred credits and liabilities	210,345	139,024

Total deferred credits and other liabilities	6,058,388	5,629,654

Total Liabilities	17,002,451	16,125,684

Preferred Stock	44,991	44,991

Preference Stock	220,966	220,966

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	5,281,791	4,592,350
Retained earnings	3,213,975	2,932,934
Accumulated other comprehensive loss	(12,699)	(20,832)

Total common stockholder’s equity	8,881,540	7,902,925

Total Liabilities and Stockholder’s Equity	$26,149,948	$24,294,566

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2010 vs. THIRD QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales given current economic conditions, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, and fuel prices. Georgia Power is currently constructing two new nuclear and three new combined cycle generating units. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future. Georgia Power filed a general rate case on July 1, 2010, requesting a base rate increase effective January 1, 2011. On March 11, 2010, the Georgia PSC approved Georgia Power’s request to increase its fuel cost recovery rate effective April 1, 2010. Georgia Power is required to file its next fuel cost recovery case by March 1, 2011.
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$32.2	8.3	$196.3	28.1

Georgia Power’s net income after dividends on preferred and preference stock for the third quarter 2010 was $419.9 million compared to $387.7 million for the corresponding period in 2009. The increase was due primarily to higher residential base revenues resulting from warmer weather in the third quarter 2010, partially offset by a reduction in the amortization of the regulatory liability related to other cost of removal obligations that began in July 2009 as authorized by the Georgia PSC, as well as higher operations and maintenance expenses.
Georgia Power’s year-to-date 2010 net income after dividends on preferred and preference stock was $896.0 million compared to $699.7 million for the corresponding period in 2009. The increase was due primarily to higher residential base revenues resulting from warmer weather in the second and third quarters 2010, significantly colder weather in the first quarter 2010, and the amortization of the regulatory liability related to other cost of removal obligations, partially offset by increases in operations and maintenance expenses.
Retail Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$324.7	15.5	$668.1	12.4

In the third quarter 2010, retail revenues were $2.4 billion compared to $2.1 billion for the corresponding period in 2009. For year-to-date 2010, retail revenues were $6.0 billion compared to $5.4 billion for the corresponding period in 2009.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,093.5		$5,368.1
Estimated change in —
Rates and pricing	49.5	2.4	21.8	0.4
Sales growth (decline)	9.8	0.4	49.9	0.9
Weather	104.3	5.0	181.9	3.4
Fuel cost recovery	161.1	7.7	414.5	7.7

Retail – current year	$2,418.2	15.5%	$6,036.2	12.4%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2010 when compared to the corresponding periods in 2009 due to higher contributions from market-driven rates for sales to industrial customers and increased recognition of environmental compliance cost recovery revenues in accordance with the 2007 Retail Rate Plan.
Revenues attributable to changes in sales increased for all customer classes in the third quarter and year-to-date 2010 when compared to the corresponding periods in 2009. Weather-adjusted KWH energy sales increased 2.0%, decreased 1.8%, and increased 4.3% in the third quarter 2010 when compared to the corresponding period in 2009 for residential, commercial, and industrial classes, respectively. Weather-adjusted KWH energy sales increased 1.7%, decreased 0.4%, and increased 6.3% for year-to-date 2010 when compared to the corresponding period in 2009 for residential, commercial, and industrial classes, respectively.
Revenues resulting from changes in weather increased in the third quarter 2010 as a result of warmer weather when compared to the corresponding period in 2009. For year-to-date 2010, revenues resulting from changes in weather increased as a result of warmer weather in the second and third quarters 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased $161.1 million in the third quarter 2010 and $414.5 million for year-to-date 2010 when compared to the corresponding periods in 2009 due to increased KWH energy sales and higher fuel costs. See Note (B) to the Condensed Financial Statements under “State PSC Matters – Georgia Power – Fuel Cost Recovery” herein for additional information.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(36.8)	(68.6)	$(55.4)	(56.2)

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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the third quarter 2010, wholesale revenues from affiliates were $16.9 million compared to $53.7 million for the corresponding period in 2009. For year-to-date 2010, wholesale revenues from affiliates were $43.1 million compared to $98.5 million for the corresponding period in 2009. These decreases were due to an 80.6% decrease and a 63.6% decrease in KWH sales due to lower demand in the third quarter and year-to-date 2010, respectively, because the market cost of available energy was lower than the cost of Georgia Power-owned generation.
Other Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$12.7	17.7	$25.7	12.9

In the third quarter 2010, other revenues were $84.2 million compared to $71.5 million for the corresponding period in 2009. This increase was primarily due to a $10.4 million increase in transmission revenues due to the increased usage of Georgia Power’s transmission system by non-affiliated companies and an increase of $0.9 million in outdoor lighting revenues.
For year-to-date 2010, other revenues were $225.3 million compared to $199.6 million for the corresponding period in 2009. This increase was due to a $16.7 million increase in transmission revenues due to the increased usage of Georgia Power’s transmission system by non-affiliated companies, a $5.1 million increase in late payment fees and customer maintenance request revenues, an increase of $2.0 million in pole attachment and equipment rental revenue primarily as a result of a new transmission line rental agreement that began in June 2009, and an increase of $2.3 million in outdoor lighting revenues primarily as a result of new customer sales associated with government stimulus programs.
Fuel and Purchased Power Expenses

	Third Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Third Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$97.7	11.8	$359.2	17.2
Purchased power – non-affiliates	42.1	48.7	74.9	34.2
Purchased power – affiliates	(16.4)	(10.3)	(92.0)	(17.4)

Total fuel and purchased power expenses	$123.4		$342.1

*	Fuel includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the third quarter 2010, total fuel and purchased power expenses were $1.2 billion compared to $1.1 billion in the corresponding period in 2009. This increase was primarily due to an $87.7 million increase related to higher KWHs generated primarily due to higher customer demand as a result of warmer weather in the third quarter 2010 and a $35.7 million increase in the average cost of fuel and purchased power.
For year-to-date 2010, total fuel and purchased power expenses were $3.2 billion compared to $2.8 billion in the corresponding period in 2009. This increase was due to a $218.4 million increase in the average cost of fossil and nuclear fuel and a $123.7 million increase related to higher KWHs generated primarily due to higher customer demand as a result of significantly colder weather in the first quarter 2010 and warmer weather in the second and third quarters 2010.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Georgia Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.97	3.50	13.4	3.84	3.39	13.3
Purchased power	5.50	6.43	(14.5)	5.90	6.14	(3.9)

In the third quarter 2010, fuel expense was $928.0 million compared to $830.3 million in the corresponding period in 2009. This increase was due to a 13.4% increase in the average cost of fuel per KWH and a 1.4% increase of KWHs generated as a result of higher KWH demand. The average cost of coal and natural gas increased 8.1% and 44.6%, respectively.
For year-to-date 2010, fuel expense was $2.4 billion compared to $2.1 billion in the corresponding period in 2009. This increase was due to a 13.3% increase in the average cost of fuel per KWH and a 6.6% increase of KWHs generated as a result of higher KWH demand. The average cost of coal and natural gas increased 9.3% and 32.8%, respectively.
Non-Affiliates
In the third quarter 2010, purchased power expense from non-affiliates was $128.6 million compared to $86.5 million in the corresponding period in 2009. This increase was due to a 13.6% increase in the average cost per KWH purchased reflecting higher fuel costs and a 49.3% increase in the volume of KWHs purchased due to higher KWH demand as a result of warmer weather in the third quarter 2010 as compared to the corresponding period in 2009.
For year-to-date 2010, purchased power expense from non-affiliates was $294.1 million compared to $219.2 million in the corresponding period in 2009. This increase was due to a 29.4% increase in the average cost per KWH purchased reflecting additional tolling agreements associated with PPAs that went into effect in June 2009, higher fuel costs, and a 14.3% increase in the volume of KWHs purchased due to higher KWH demand as a result of significantly colder weather in the first quarter 2010 and warmer weather in the second and third quarters 2010 as compared to the corresponding periods in 2009.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2010, purchased power expense from affiliates was $142.5 million compared to $158.9 million in the corresponding period in 2009. This decrease was due to a 26.9% decrease in the average cost per KWH purchased following the expiration of a PPA in December 2009, partially offset by a 13.8% increase in the volume of KWHs purchased due to higher KWH demand.
For year-to-date 2010, purchased power expense from affiliates was $436.5 million compared to $528.5 million in the corresponding period in 2009. This decrease was due to a 15.1% decrease in the average cost per KWH purchased and a 3.8% decrease in the volume of KWHs purchased following the expiration of a PPA in December 2009.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$76.1	21.2	$121.3	11.0

In the third quarter 2010, other operations and maintenance expenses were $434.9 million compared to $358.8 million in the corresponding period in 2009. This increase was due to increases of $34.2 million in power generation, $19.0 million in transmission and distribution, $14.8 million in administrative and general expenses, and $8.5 million in customer accounting, service, and sales primarily due to cost containment efforts in 2009 as a result of economic conditions and higher generation levels to meet increased customer demand in 2010.
For year-to-date 2010, other operations and maintenance expenses were $1.2 billion compared to $1.1 billion in the corresponding period in 2009. This increase was due to increases of $80.0 million in power generation and $39.1 million in transmission and distribution due to cost containment efforts in 2009 as a result of economic conditions and higher generation levels to meet increased customer demand in 2010.
Depreciation and Amortization

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$59.1	48.2	$(38.8)	(8.4)

In the third quarter 2010, depreciation and amortization was $181.8 million compared to $122.7 million in the corresponding period in 2009. This increase was due to the amortization of $5.0 million in the third quarter 2010 compared to $54.0 million for the corresponding period in 2009 of the regulatory liability related to the other cost of removal obligations as authorized by the Georgia PSC and depreciation on additional plant in service related to transmission, distribution, and environmental projects.
For year-to-date 2010, depreciation and amortization was $426.1 million compared to $464.9 million in the corresponding period in 2009. This decrease was due to the amortization of $119.3 million for year-to-date 2010 compared to $54.0 million for the corresponding period in 2009 of the regulatory liability related to the other cost of removal obligations, as authorized by the Georgia PSC, partially offset by depreciation on additional plant in service related to transmission, distribution, and environmental projects.
See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “Georgia PSC Matters – Rate Plans” herein for additional information on the amortization of the other cost of removal regulatory liability, which became effective in July 2009.
Taxes Other Than Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$12.1	14.0	$20.5	8.4

In the third quarter 2010, taxes other than income taxes were $98.7 million compared to $86.6 million in the corresponding period in 2009. For year-to-date 2010, taxes other than income taxes were $264.4 million compared to $243.9 million in the corresponding period in 2009. These increases were due to higher municipal franchise fees resulting from increased retail revenues in the third quarter and year-to-date 2010.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$10.8	46.7	$38.4	58.0

In the third quarter 2010, AFUDC equity was $34.0 million compared to $23.2 million in the corresponding period in 2009. For year-to-date 2010, AFUDC equity was $104.7 million compared to $66.3 million in the corresponding period in 2009. These increases were due to the increase in construction related to three new combined cycle units at Plant McDonough, two new nuclear generating units at Plant Vogtle, and ongoing environmental and transmission projects.
Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$7.9	3.7	$54.8	14.5

In the third quarter 2010, income taxes were $223.6 million compared to $215.7 million in the corresponding period in 2009. This increase was due to higher pre-tax earnings, partially offset by the intra-period tax allocation impact, which maintains an effective tax rate each quarter consistent with the estimated annual effective tax rate. The estimated annual effective tax rate declined from 2009 to 2010 primarily as a result of increased state investment tax credits.
For year-to-date 2010, income taxes were $432.8 million compared to $378.0 million in the corresponding period in 2009. This increase was due to higher pre-tax earnings, partially offset by a decrease in uncertain tax positions related to state income tax credits that remain subject to litigation and an increase in non-taxable AFUDC equity and state investment tax credits.
See FUTURE EARNINGS POTENTIAL – “Income Tax Matters” herein and Notes 3 and 5 to the financial statements of Georgia Power under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, in Item 8 of the Form 10-K, Note (B) to the Condensed Financial Statements under “Income Tax Matters – Georgia State Income Tax Credits” herein, and Note (G) to the Condensed Financial Statements under “Effective Tax Rate” and “Unrecognized Tax Benefits” herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of Georgia Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power’s service area. Changes in economic conditions impact sales for Georgia Power and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.

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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA alleging that Georgia Power and Alabama Power violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of their coal-fired generating facilities. The action against Georgia Power has been administratively closed since 2001, and the case has not been reopened. Georgia Power is not a party to the case involving Alabama Power. On September 2, 2010, following the end of discovery, the EPA dismissed five of its eight remaining claims in the case against Alabama Power, leaving only three claims for summary disposition or trial. The parties each filed motions for summary judgment on September 30, 2010. The court has set a trial date for October 2011 for any remaining claims. The ultimate outcome of this matter cannot now be determined.
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. On August 27, 2010, the plaintiffs petitioned the U.S. Supreme Court for a writ of mandamus directing the U.S. Court of Appeals for the Fifth Circuit to reinstate the plaintiffs’ appeal. The ultimate outcome of this matter cannot be determined at this time.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for information regarding the Industrial Boiler Maximum Achievable Control Technology regulations. On April 29, 2010, the EPA issued a proposed rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers. The EPA is required to finalize the rules by January 16, 2011. The impact of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On August 23, 2010, the EPA’s final revisions to the National Ambient Air Quality Standard for SO2, which included the establishment of a new short-term standard, became effective. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Georgia Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as if the materials technically constituted a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, a hazardous or other designation indicative of heightened risk could limit or eliminate beneficial reuse options. Comments on the proposed rules are due by November 19, 2010. Although its analysis is preliminary, Southern Company believes the EPA has significantly underestimated compliance costs in the proposed rule.
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
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Georgia Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule, referred to as the Tailoring Rule, governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The final rules could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Georgia PSC Matters
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Georgia Power’s fuel cost recovery. As of September 30, 2010, Georgia Power had a total under recovered fuel cost balance of approximately $488 million compared to $665 million at December 31, 2009. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.
On March 11, 2010, the Georgia PSC voted to approve the stipulation among Georgia Power, the Georgia PSC Staff, and three customer groups with the exception that the under recovered fuel balance be collected over 42 months. The new rates, which became effective April 1, 2010, will result in an increase of approximately $373 million to Georgia Power’s total annual fuel cost recovery billings. Georgia Power is required to file its next fuel case by March 1, 2011.
Rate Plans
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Rate Plans” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” in Item 8 of the Form 10-K for additional information.
On August 27, 2009, the Georgia PSC approved an accounting order that would allow Georgia Power to amortize up to $324 million of its regulatory liability related to other cost of removal obligations. Under the terms of the accounting order, Georgia Power was entitled to amortize up to one-third of the regulatory liability ($108 million) in 2009, limited to the amount needed to earn no more than a 9.75% retail return on equity (ROE). In addition, Georgia Power may amortize up to two-thirds of the regulatory liability ($216 million) in 2010, limited to the amount needed to earn no more than a 10.15% retail ROE. From July 1, 2009 through September 30, 2010, Georgia Power had amortized $161 million of the regulatory liability. Georgia Power currently expects to amortize approximately $40 million of the regulatory liability in the fourth quarter 2010; however, the final amount is subject to the limitations described previously and cannot be determined at this time.
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
Hearings on Georgia Power’s direct testimony were held in October 2010. In direct testimony filed on October 22, 2010, the Georgia PSC Staff proposed various adjustments based on a traditional one-year test period that would result in a proposed increase of $436 million in 2011 using a 10.5% ROE. The Georgia PSC Staff recommendation would also allow additional increases of $181 million and $88 million in 2012 and 2013, respectively, to recover the costs associated with Plant McDonough Units 4, 5, and 6. These additional increases would be recovered through Georgia Power’s traditional base rate tariffs. While supporting the proposed DSM and MFF tariffs, the Georgia PSC Staff recommended against approval of the proposed ECCR, CCCR, and ACR tariffs. Georgia Power disagrees with the Georgia PSC Staff’s positions. Hearings on the Georgia PSC Staff and intervenor direct testimony will be held in November 2010. Georgia Power’s rebuttal hearings will occur in early December 2010. The Georgia PSC is scheduled to issue a final order in this matter on December 21, 2010.
The final outcome of these matters cannot now be determined.

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
Stimulus Funding
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding will be used for transmission and distribution automation and modernization projects that must be completed by April 28, 2013. Georgia Power will receive, and will match, $51 million under this agreement.
Income Tax Matters
Georgia State Income Tax Credits
Georgia Power’s 2005 through 2009 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. The Georgia Department of Revenue has appealed to the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, no material impact on net income is expected as a significant portion of any tax benefit is expected to be returned to retail customers. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Georgia Power’s cash flow. See Note 5 to the financial statements of Georgia Power under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot now be determined.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Tax Method of Accounting for Repairs
Southern Company submitted a change in the tax accounting method for repair costs associated with Southern Company’s generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. The new tax method is expected to result in net positive cash flow for 2010 of approximately $110 million for Georgia Power. Although IRS approval of this change is considered automatic, the amount claimed is subject to review because the IRS will be issuing final guidance on this issue. Currently, the IRS is working with the utility industry in an effort to resolve this matter in a consistent manner for all utilities. Due to uncertainty concerning the ultimate resolution of this issue, an unrecognized tax benefit has been recorded for the change in the tax accounting method for repair costs. See Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Bonus Depreciation
On September 27, 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired in 2010 and placed in service in 2010 or, in certain limited cases, 2011. Georgia Power has estimated the cash flow reduction to tax payments for 2010 to be approximately $130 million.
Construction
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” of Georgia Power in Item 7 of the Form 10-K for information regarding construction of two additional nuclear generating units on the site of Plant Vogtle (Plant Vogtle Units 3 and 4).
In June 2009, the Southern Alliance for Clean Energy (SACE) filed a petition in the Superior Court of Fulton County, Georgia seeking review of the Georgia PSC’s certification order and challenging the constitutionality of the Georgia Nuclear Financing Act. On May 5, 2010, the court dismissed as premature the plaintiffs’ claim challenging the Georgia Nuclear Energy Financing Act. The dismissal of the claim related to the Georgia Nuclear Energy Financing Act is subject to appeal and the plaintiffs are expected to re-file this claim in the future. In addition, on May 5, 2010, the court issued an order remanding the Georgia PSC’s certification order for inclusion of further findings of fact and conclusions of law by the Georgia PSC. In compliance with the court’s order, the Georgia PSC issued its order on remand to include further findings of fact and conclusions of law on June 23, 2010. On July 5, 2010, the SACE and the Fulton County Taxpayers Foundation, Inc. filed separate motions with the Georgia PSC for reconsideration of the order on remand. On August 17, 2010, the Georgia PSC voted to reaffirm its order. The SACE subsequently appealed to the Superior Court of Fulton County.
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
On August 17, 2010, the Georgia PSC voted to approve Georgia Power’s semi-annual construction monitoring report including all construction and capital costs of $583 million made on Plant Vogtle Units 3 and 4 through December 31,

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2009. The Georgia PSC also approved an amendment to the engineering, procurement, and construction agreement for Plant Vogtle Units 3 and 4 that replaced certain index-based adjustments with fixed escalation factors. Georgia Power will continue to file construction monitoring reports by February 28 and August 31 of each year during the construction period.
On September 3, 2010, Georgia Power filed with the Georgia PSC the Nuclear Construction Cost Recovery tariff, as authorized in April 2009 under the Georgia Nuclear Energy Financing Act. The filing includes a rate increase of approximately $218 million to recover financing costs associated with the construction of Plant Vogtle Units 3 and 4, effective January 1, 2011.
There are pending technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4. Similar additional challenges at the state and federal level are expected as construction proceeds.
The ultimate outcome of these matters cannot be determined at this time.
Other
In August 2009, Georgia Power filed its quarterly construction monitoring report for Plant McDonough Units 4, 5, and 6 for the quarter ended June 30, 2009. In September 2009, Georgia Power amended the report. As amended, the report included a request for an increase in the certified costs to construct Plant McDonough. On February 24, 2010, Georgia Power reached a stipulation agreement with the Georgia PSC staff that was approved by the Georgia PSC on March 16, 2010. The stipulation resolved the June 30, 2009 construction monitoring report, including the approval of actual expenditures and the requested increase in the certified amount.
On May 6, 2010, the Georgia PSC approved Georgia Power’s request to extend the construction schedule for Plant McDonough Units 4, 5, and 6 as a result of the short-term reduction in forecasted demand, as well as the requested increase in the certified amount. In addition, on September 7, 2010, the Georgia PSC approved the March 31, 2010 construction monitoring report including actual project expenditures incurred through March 31, 2010.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at September 30, 2010. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $1.7 billion for the first nine months of 2010, compared to $1.1 billion for the corresponding period in 2009. The $574.7 million increase in cash provided from operating activities in the first nine months of 2010 is primarily due to a $196.3 million increase in net income, fuel inventory reductions in 2010, and an increase in deferred income taxes primarily due to the change in the tax accounting method for repair costs as previously discussed. Net cash used for investing activities totaled $1.7 billion for the first nine months of 2010 and 2009 primarily due to gross property additions to utility plant. Net cash provided from financing activities totaled $535.3 million for the first nine months of 2010, compared to $497.7 million for the corresponding period in 2009. The $37.6 million increase is primarily due to higher issuance of long-term debt in 2010 partially offset by higher common stock dividends in 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2010 include an increase of $1.2 billion in total property, plant, and equipment and an increase in paid in capital of $689.4 million reflecting equity contributions from Southern Company.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $874.8 million will be required through September 30, 2011 to fund maturities and announced repurchases of long-term debt. Georgia Power met its obligations to repurchase $462.5 million in pollution control revenue bonds subsequent to September 30, 2010 with a portion of its current cash and cash equivalents balance at September 30, 2010. No mandatory contributions to Georgia Power’s pension plan are expected for the years ending December 31, 2010 and 2011, although management may consider making discretionary contributions. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
projections; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
On June 18, 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed the lesser of 70% of eligible project costs or approximately $3.4 billion, and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to receipt of the combined construction and operating license for Plant Vogtle Units 3 and 4 from the NRC, negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. There can be no assurance that the DOE will issue loan guarantees for Georgia Power.
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at September 30, 2010 cash and cash equivalents of approximately $589.8 million and unused committed credit arrangements with banks of approximately $1.7 billion. Of the cash and cash equivalents, approximately $574 million was held in various money market mutual funds. The money market mutual funds invest in a portfolio of highly-rated, short-term securities, and redemptions from the funds are available on a same day basis up to the full amount of the investment. Of the unused credit arrangements, $595 million expire in 2011 and $1.1 billion expire in 2012. Of the credit arrangements that expire in 2011, $40 million contain provisions allowing two-year term loans executable at expiration and $220 million contain provisions allowing one-year term loans executable at expiration. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Georgia Power’s commercial paper program at September 30, 2010, and approximately $901 million was dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Subsequent to September 30, 2010, purchase obligations related to variable rate pollution control revenue bonds outstanding were reduced to $438 million as described under “Financing Activities” herein. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At September 30, 2010, Georgia Power had no commercial paper outstanding. During the third quarter 2010, Georgia Power had an average of $120 million of commercial paper outstanding at a weighted average interest rate of 0.3% per annum and the maximum amount outstanding was $283 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At September 30, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $27 million. At September 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.4 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Georgia Power’s ability to access capital markets, particularly the short-term debt market.
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
On August 12, 2010, Moody’s downgraded the issuer and long-term debt ratings of Georgia Power (senior unsecured to A3 from A2). Moody’s also announced that it had downgraded the short-term ratings of a financing subsidiary of Southern Company that issues commercial paper for the benefit of Southern Company subsidiaries (including Georgia Power) to P-2 from P-1. In addition, Moody’s announced that it had downgraded the variable rate demand obligation ratings of Georgia Power to VMIG-2 from VMIG-1 and the preferred and preference stock ratings of Georgia Power (to Baa2 from Baa1). Moody’s also downgraded the trust preferred securities rating of Georgia Power to Baa1 from A3. Moody’s announced that the ratings outlook for Georgia Power is stable.
Market Price Risk
Georgia Power’s market risk exposure relative to interest rate changes for the third quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. As such, Georgia Power had no material change in market risk exposure for the third quarter 2010 when compared with the December 31, 2009 reporting period.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2010 were as follows:

	Third Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(93)	$(75)
Contracts realized or settled	19	69
Current period changes(a)	(47)	(115)

Contracts outstanding at the end of the period, assets (liabilities), net	$(121)	$(121)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2010 was a decrease of $28 million and a decrease of $46 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At September 30, 2010, Georgia Power had a net hedge volume of 61 million mmBtu with a weighted average contract cost of approximately $1.99 per mmBtu above market prices, compared to 67 million mmBtu at June 30, 2010 with a weighted average contract cost of approximately $1.40 per mmBtu above market prices and compared to 65 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.16 per mmBtu above market prices. The natural gas hedges are recovered through the fuel cost recovery mechanism.
Regulatory hedges relate to Georgia Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as the underlying fuel is used in operations and ultimately recovered through the fuel cost recovery mechanism.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.
Georgia Power uses over-the-counter contracts that are not exchange-traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. The maturities of the energy-related derivative contracts at September 30, 2010 were as follows:

	September 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(121)	(84)	(37)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(121)	$(84)	$(37)	$—

See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Georgia Power in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Georgia Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
In March 2010, Georgia Power issued $350 million aggregate principal amount of Series 2010A Floating Rate Senior Notes due March 15, 2013. The net proceeds were used to repay at maturity $250 million aggregate principal amount of Series 2008A Floating Rate Senior Notes due March 17, 2010, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program.
In June 2010, Georgia Power issued $600 million aggregate principal amount of Series 2010B 5.40% Senior Notes due June 1, 2040. The net proceeds from the sale of the Series 2010B Senior Notes were used for the redemption of all of the $200 million aggregate principal amount of Georgia Power’s Series R 6.00% Senior Notes due October 15, 2033 and all of the $150 million aggregate principal amount of Georgia Power’s Series O 5.90% Senior Notes due April 15, 2033, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program.
In September 2010, Georgia Power issued $500 million aggregate principal amount Series 2010C 4.75% Senior Notes due September 1, 2040. The net proceeds were used to redeem all of the $250 million aggregate principal amount of Georgia Power’s Series X 5.70% Senior Notes due January 15, 2045, $125 million aggregate principal amount of Georgia Power’s Series W 6% Senior Notes due August 15, 2044, $100 million aggregate principal amount of Georgia Power’s Series T 5.75% Senior Public Income Notes due January 15, 2044, and $35 million aggregate principal amount of Savannah Electric and Power Company’s (Savannah Electric) Series G 5.75% Senior Notes due December 1, 2044 (which were assumed by Georgia Power upon its merger with Savannah Electric).
Also in September 2010, Georgia Power issued $500 million aggregate principal amount Series 2010D 1.30% Senior Notes due September 15, 2013. Subsequent to September 30, 2010, the net proceeds were used for the repurchase of all of the $114.3 million aggregate principal amount of outstanding Development Authority of Burke County Pollution Control Revenue Bonds (Georgia Power Plant Vogtle Project), First Series 2009, due January 1, 2049; $40 million aggregate principal amount of the outstanding Development Authority of Monroe County Pollution Control Revenue Bonds (Georgia Power Plant Scherer Project), First Series 2009, due January 1, 2049; $173 million aggregate principal amount of the outstanding Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Plant Bowen Project), First Series 2009, due December 1, 2032; $89.2 million aggregate principal amount of the outstanding Development Authority of Monroe County Pollution Control Revenue Bonds (Georgia Power Plant Scherer Project), Second Series 2009, due October 1, 2048; and $46 million aggregate principal amount of the outstanding Development Authority of Burke County Pollution Control Revenue Bonds (Georgia Power Plant Vogtle Project), First Series 1996, due October 1, 2032, and for other general corporate purposes, including Georgia Power’s continuous construction program. The pollution control revenue bonds repurchased by Georgia Power are being held by Georgia Power and may be remarketed to investors in the future.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$396,671	$329,597	$1,021,530	$858,038
Wholesale revenues, non-affiliates	31,211	25,752	86,041	70,418
Wholesale revenues, affiliates	37,995	3,661	88,386	19,748
Other revenues	17,578	18,631	47,381	54,816

Total operating revenues	483,455	377,641	1,243,338	1,003,020

Operating Expenses:
Fuel	237,003	163,302	585,167	435,050
Purchased power, non-affiliates	12,771	9,991	34,615	20,480
Purchased power, affiliates	20,282	29,399	51,725	58,020
Other operations and maintenance	67,178	57,422	202,202	194,896
Depreciation and amortization	34,032	23,452	90,651	69,828
Taxes other than income taxes	29,293	26,683	78,586	72,120

Total operating expenses	400,559	310,249	1,042,946	850,394

Operating Income	82,896	67,392	200,392	152,626
Other Income and (Expense):
Allowance for equity funds used during construction	1,424	6,810	4,504	17,335
Interest income	31	129	87	423
Interest expense, net of amounts capitalized	(13,764)	(9,264)	(38,286)	(29,003)
Other income (expense), net	(471)	(266)	(1,355)	(1,369)

Total other income and (expense)	(12,780)	(2,591)	(35,050)	(12,614)

Earnings Before Income Taxes	70,116	64,801	165,342	140,012
Income taxes	25,658	22,042	60,166	45,341

Net Income	44,458	42,759	105,176	94,671
Dividends on Preference Stock	1,551	1,551	4,652	4,652

Net Income After Dividends on Preference Stock	$42,907	$41,208	$100,524	$90,019

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$42,907	$41,208	$100,524	$90,019
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $(414), $(542), and $(414), respectively	—	(659)	(863)	(659)
Reclassification adjustment for amounts included in net income, net of tax of $90, $105, $286, and $314, respectively	143	166	455	500

Total other comprehensive income (loss)	143	(493)	(408)	(159)

Comprehensive Income	$43,050	$40,715	$100,116	$89,860

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$105,176	$94,671
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	95,491	74,407
Deferred income taxes	55,355	(2,177)
Allowance for equity funds used during construction	(4,504)	(17,335)
Pension, postretirement, and other employee benefits	2,883	1,123
Stock based compensation expense	959	793
Hedge settlements	1,530	—
Other, net	1,040	(4,009)
Changes in certain current assets and liabilities —
-Receivables	(67,814)	40,388
-Fossil fuel stock	29,483	(54,511)
-Materials and supplies	(1,363)	(1,411)
-Prepaid income taxes	(9,558)	416
-Property damage cost recovery	34	10,831
-Other current assets	2,667	2,178
-Accounts payable	12,003	(13,022)
-Accrued taxes	18,166	14,593
-Accrued compensation	2,695	(7,364)
-Other current liabilities	10,776	8,627

Net cash provided from operating activities	255,019	148,198

Investing Activities:
Property additions	(203,911)	(330,776)
Investment in restricted cash from pollution control revenue bonds	—	(49,188)
Distribution of restricted cash from pollution control revenue bonds	6,347	28,144
Cost of removal, net of salvage	(750)	(6,758)
Construction payables	(17,792)	(11,721)
Payments pursuant to long-term service agreements	(4,211)	(5,462)
Other investing activities	(295)	17

Net cash used for investing activities	(220,612)	(375,744)

Financing Activities:
Decrease in notes payable, net	(88,733)	(101,589)
Proceeds —
Common stock issued to parent	50,000	135,000
Capital contributions from parent company	3,571	3,461
Pollution control revenue bonds	21,000	130,400
Senior notes	300,000	140,000
Redemptions —
Senior notes	(140,413)	(1,033)
Payment of preference stock dividends	(4,652)	(4,652)
Payment of common stock dividends	(78,225)	(66,975)
Other financing activities	(3,280)	(1,613)

Net cash provided from financing activities	59,268	232,999

Net Change in Cash and Cash Equivalents	93,675	5,453
Cash and Cash Equivalents at Beginning of Period	8,677	3,443

Cash and Cash Equivalents at End of Period	$102,352	$8,896

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,795 and $6,909 capitalized for 2010 and 2009, respectively)	$28,394	$29,123
Income taxes (net of refunds)	$13,862	$43,423
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$102,352	$8,677
Restricted cash and cash equivalents	—	6,347
Receivables —
Customer accounts receivable	98,295	64,257
Unbilled revenues	64,894	60,414
Under recovered regulatory clause revenues	18,606	4,285
Other accounts and notes receivable	7,748	4,107
Affiliated companies	17,832	7,503
Accumulated provision for uncollectible accounts	(2,226)	(1,913)
Fossil fuel stock, at average cost	153,230	183,619
Materials and supplies, at average cost	40,049	38,478
Other regulatory assets, current	23,560	19,172
Prepaid expenses	29,874	44,760
Other current assets	927	3,634

Total current assets	555,141	443,340

Property, Plant, and Equipment:
In service	3,552,116	3,430,503
Less accumulated provision for depreciation	1,052,758	1,009,807

Plant in service, net of depreciation	2,499,358	2,420,696
Construction work in progress	227,643	159,499

Total property, plant, and equipment	2,727,001	2,580,195

Other Property and Investments	16,219	15,923

Deferred Charges and Other Assets:
Deferred charges related to income taxes	44,947	39,018
Other regulatory assets, deferred	221,691	190,971
Other deferred charges and assets	31,940	24,160

Total deferred charges and other assets	298,578	254,149

Total Assets	$3,596,939	$3,293,607

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$185,000	$140,000
Notes payable	—	90,331
Accounts payable —
Affiliated	59,361	47,421
Other	66,993	80,184
Customer deposits	35,695	32,361
Accrued taxes —
Accrued income taxes	2,816	1,955
Other accrued taxes	25,319	7,297
Accrued interest	14,959	10,222
Accrued compensation	12,032	9,337
Other regulatory liabilities, current	31,597	22,416
Liabilities from risk management activities	12,807	9,442
Other current liabilities	21,335	20,092

Total current liabilities	467,914	471,058

Long-term Debt	1,112,478	978,914

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	353,886	297,405
Accumulated deferred investment tax credits	8,495	9,652
Employee benefit obligations	110,708	109,271
Other cost of removal obligations	199,154	191,248
Other regulatory liabilities, deferred	42,481	41,399
Other deferred credits and liabilities	122,754	92,370

Total deferred credits and other liabilities	837,478	741,345

Total Liabilities	2,417,870	2,191,317

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - September 30, 2010: 3,642,717 shares
- December 31, 2009: 3,142,717 shares	303,060	253,060
Paid-in capital	539,466	534,577
Retained earnings	241,415	219,117
Accumulated other comprehensive loss	(2,870)	(2,462)

Total common stockholder’s equity	1,081,071	1,004,292

Total Liabilities and Stockholder’s Equity	$3,596,939	$3,293,607

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2010 vs. THIRD QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
OVERVIEW
Gulf Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales given current economic conditions, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, and fuel prices. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Gulf Power for the foreseeable future.
Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$1.7	4.1	$10.5	11.7

Gulf Power’s net income after dividends on preference stock for the third quarter 2010 was $42.9 million compared to $41.2 million for the corresponding period in 2009. The increase was primarily due to warmer weather in the third quarter 2010.
Gulf Power’s net income after dividends on preference stock for year-to-date 2010 was $100.5 million compared to $90.0 million for the corresponding period in 2009. The increase was primarily due to significantly colder weather in the first quarter 2010 and warmer weather in the third quarter 2010.
Retail Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$67.1	20.4	$163.5	19.1

In the third quarter 2010, retail revenues were $396.7 million compared to $329.6 million for the corresponding period in 2009. For year-to-date 2010, retail revenues were $1,021.5 million compared to $858.0 million for the corresponding period in 2009.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$329.6		$858.0
Estimated change in –
Rates and pricing	22.2	6.7	56.0	6.5
Sales growth (decline)	0.8	0.3	(2.8)	(0.2)
Weather	6.5	2.0	18.3	2.1
Fuel and other cost recovery	37.6	11.4	92.0	10.7

Retail – current year	$396.7	20.4	$1,021.5	19.1

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2010 when compared to the corresponding periods in 2009 primarily due to revenues associated with higher projected environmental compliance costs in 2010.
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
Revenues attributable to changes in sales increased in the third quarter 2010 when compared to the corresponding period in 2009. KWH energy sales to industrial customers increased 5.2% primarily due to an increase in production for one large customer. Weather-adjusted KWH energy sales to commercial customers increased 3.0% primarily due to increased sales to certain large customers. Weather-adjusted KWH energy sales to residential customers remained flat.
Revenues attributable to changes in sales decreased for year-to-date 2010 when compared to the corresponding period in 2009. The decrease was primarily due to a decrease in KWH usage in the residential class. KWH energy sales to industrial customers and weather-adjusted KWH energy sales to commercial customers remained relatively flat.
Revenues resulting from changes in weather increased in the third quarter 2010 as a result of warmer weather when compared to the corresponding period in 2009. For year-to-date 2010, revenues resulting from changes in weather increased as a result of warmer weather in the third quarter 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2010 when compared to the corresponding periods for 2009 primarily due to higher fuel and purchased power expenses in the third quarter of 2010. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and revenues related to the recovery of storm damage restoration costs.
Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Retail Regulatory Matters” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and “Property Damage Reserve” and Note 3 to the financial

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
statements of Gulf Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$5.4	21.2	$15.6	22.2

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
In the third quarter 2010, wholesale revenues from non-affiliates were $31.2 million compared to $25.8 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to an 8.1% increase in KWH energy sales to serve weather-related increases in non-territorial demand and a 6.8% increase in price related to energy rates.
For year-to-date 2010, wholesale revenues from non-affiliates were $86.0 million compared to $70.4 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to an 11.8% increase in KWH energy sales to serve weather-related increases in non-territorial demand and a 9.0% increase in price related to energy rates.
Wholesale Revenues – Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$34.4	937.8	$68.7	347.6

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2010, wholesale revenues from affiliates were $38.0 million compared to $3.6 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to a 661.7% increase in KWH energy sales resulting from the dispatch of available Gulf Power resources to serve affiliate demand and a 36.3% increase in price related to energy rates.
For year-to-date 2010, wholesale revenues from affiliates were $88.4 million compared to $19.7 million for the corresponding period in 2009. The increase was primarily due to increased energy revenues related to a 257.8% increase in KWH energy sales resulting from the dispatch of available Gulf Power resources to serve affiliate demand and a 25.1% increase in price related to energy rates.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$(1.0)	(5.7)	$(7.4)	(13.6)

In the third quarter 2010, other revenues were $17.6 million compared to $18.6 million for the corresponding period in 2009. The decrease was primarily due to a $2.0 million decrease in revenues from other energy services, partially offset by higher franchise fees of $1.0 million.
For year-to-date 2010, other revenues were $47.4 million compared to $54.8 million for the corresponding period in 2009. The decrease was primarily due to a $9.7 million decrease in revenues from other energy services, partially offset by higher franchise fees of $2.4 million.
The decreased revenues from other energy services did not have a significant effect on net income since they were generally offset by related expenses. Franchise fees have no impact on net income.
Fuel and Purchased Power Expenses

	Third Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Third Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$73.7	45.1	$150.2	34.5
Purchased power – non-affiliates	2.8	27.8	14.1	69.0
Purchased power – affiliates	(9.1)	(31.0)	(6.3)	(10.8)

Total fuel and purchased power expenses	$67.4		$158.0

*	Fuel includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the third quarter 2010, total fuel and purchased power expenses were $270.0 million compared to $202.6 million for the corresponding period in 2009. The net increase in fuel and purchased power expenses was due to a $47.0 million increase related to total KWHs generated and purchased and a $20.4 million increase in the average cost of fuel and purchased power.
For year-to-date 2010, total fuel and purchased power expenses were $671.5 million compared to $513.5 million for the corresponding period in 2009. The net increase in fuel and purchased power expenses was due to a $116.9 million increase related to total KWHs generated and purchased and a $41.1 million increase as a result of an increase in the average cost of fuel and purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy and capacity expenses are generally offset by energy and capacity revenues through Gulf Power’s fuel cost recovery and purchased power capacity cost recovery clauses. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Retail Regulatory Matters” herein for additional information. See also MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Purchased Power Capacity Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Purchased Power Capacity Recovery” in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Gulf Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	5.09	4.59	10.9	5.04	4.46	13.0
Purchased power	7.93	7.98	(0.6)	5.99	6.78	(11.7)

In the third quarter 2010, fuel expense was $237.0 million compared to $163.3 million for the corresponding period in 2009. The increase was primarily due to a 16.4% increase in the average cost of coal and an 18.4% increase in KWHs generated as a result of increased demand, partially offset by a 4.4% decrease in the average cost of natural gas prices.
For year-to-date 2010, fuel expense was $585.2 million compared to $435.0 million for the corresponding period in 2009. The increase was primarily due to an 18.6% increase in the average cost of coal and a 7.4% increase in KWHs generated as a result of increased demand.
Non-Affiliates
In the third quarter 2010, purchased power expense from non-affiliates was $12.7 million compared to $9.9 million for the corresponding period in 2009. The increase was primarily due to a 752.9% increase in the volume of KWHs purchased, which was primarily due to a PPA which began in the fourth quarter 2009, partially offset by a 64.9% decrease in the average cost per KWH purchased.
For year-to-date 2010, purchased power expense from non-affiliates was $34.6 million compared to $20.5 million for the corresponding period in 2009. The increase was primarily due to a 576.9% increase in the volume of KWHs purchased, which was primarily due to a PPA which began in the fourth quarter 2009, partially offset by a 42.2% decrease in the average cost per KWH purchased.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Purchased Power Capacity Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Purchased Power Capacity Recovery” in Item 8 of the Form 10-K for additional information regarding the PPA that began in the fourth quarter 2009.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and the availability of Southern Company system generation.
Affiliates
In the third quarter 2010, purchased power expense from affiliates was $20.3 million compared to $29.4 million for the corresponding period in 2009. The decrease was primarily due to a 74.9% decrease in the volume of KWHs purchased, partially offset by a 204.7% increase in the average cost per KWH purchased.
For year-to-date 2010, purchased power expense from affiliates was $51.7 million compared to $58.0 million for the corresponding period in 2009. The decrease was primarily due to a 31.0% decrease in the volume of KWHs purchased, partially offset by a 35.7% increase in the average cost per KWH purchased.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$9.8	17.0	$7.3	3.7

In the third quarter 2010, other operations and maintenance expenses were $67.2 million compared to $57.4 million for the corresponding period in 2009. The increase was primarily due to increases in maintenance expense and labor.
For year-to-date 2010, other operations and maintenance expenses were $202.2 million compared to $194.9 million for the corresponding period in 2009. The increase was primarily due to increases in maintenance expense and labor, partially offset by a decrease in storm recovery costs.
Depreciation and Amortization

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$10.5	45.1	$20.8	29.8

In the third quarter 2010, depreciation and amortization was $34.0 million compared to $23.5 million for the corresponding period in 2009. For year-to-date 2010, depreciation and amortization was $90.6 million compared to $69.8 million for the corresponding period in 2009. These increases were primarily due to the addition of an environmental control project at Plant Crist being placed into service in December 2009 and other net additions to generation.
Taxes Other Than Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$2.6	9.8	$6.5	9.0

In the third quarter 2010, taxes other than income taxes were $29.3 million compared to $26.7 million for the corresponding period in 2009. For year-to-date 2010, taxes other than income taxes were $78.6 million compared to $72.1 million for the corresponding period in 2009. These increases were primarily due to increases in property taxes, gross receipt taxes, and franchise fees. Gross receipt taxes and franchise fees have no impact on net income.
Allowance for Equity Funds Used During Construction

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$(5.4)	(79.1)	$(12.8)	(74.0)

In the third quarter 2010, AFUDC equity was $1.4 million compared to $6.8 million for the corresponding period in 2009. For year-to-date 2010, AFUDC equity was $4.5 million compared to $17.3 million for the corresponding period in 2009. These decreases were primarily due to an environmental control project at Plant Crist being placed into service in December 2009.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net of Amounts Capitalized

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$4.5	48.6	$9.3	32.0

In the third quarter 2010, interest expense, net of amounts capitalized was $13.8 million compared to $9.3 million for the corresponding period in 2009. For year-to-date 2010, interest expense, net of amounts capitalized was $38.3 million compared to $29.0 million for the corresponding period in 2009. These increases were primarily due to the change in capitalization of the AFUDC debt related to an environmental control project at Plant Crist being placed into service in December 2009 and an increase in long-term debt levels resulting from the issuance of additional senior notes in the first quarter 2010 to fund general corporate purposes, including Gulf Power’s continuous construction program.
Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009
(change in millions)	(% change)	(change in millions)	(% change)
$3.6	16.4	$14.8	32.7

In the third quarter 2010, income taxes were $25.7 million compared to $22.1 million for the corresponding period in 2009. For year-to-date 2010, income taxes were $60.1 million compared to $45.3 million for the corresponding period in 2009. These increases were primarily due to higher pre-tax earnings.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of Gulf Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include Gulf Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Gulf Power’s service area. Changes in economic conditions impact sales for Gulf Power and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding notices of violation issued by the EPA relating to Gulf Power’s Plant Crist and a unit partially owned by Gulf Power at Plant Scherer and civil actions brought by the EPA against Alabama Power and Georgia Power alleging that these companies violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of their coal-fired generating facilities. Gulf Power is not a party to the cases involving Alabama Power and Georgia Power. On September 2, 2010, following the end of discovery, the EPA dismissed five of its eight remaining claims in the case against Alabama Power, leaving only three claims for summary disposition or trial. The parties each filed motions for summary judgment on September 30, 2010. The court has set a trial date for October 2011 for any remaining claims. The ultimate outcome of this matter cannot now be determined.
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. On August 27, 2010, the plaintiffs petitioned the U.S. Supreme Court for a writ of mandamus directing the U.S. Court of Appeals for the Fifth Circuit to reinstate the plaintiffs’ appeal. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On August 23, 2010, the EPA’s final revisions to the National Ambient Air Quality Standard for SO2, which included the establishment of a new short-term standard, became effective. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.

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
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Gulf Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as if the materials technically constituted a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, a hazardous or other designation indicative of heightened risk could limit or eliminate beneficial reuse options. Comments on the proposed rules are due by November 19, 2010. Although its analysis is preliminary, Southern Company believes the EPA has significantly underestimated compliance costs in the proposed rule.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule, referred to as the Tailoring Rule, governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The final rules could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
Florida PSC Matters
Retail Regulatory Matters
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and volatile price swings in natural gas. If, at anytime during the year, the projected year-end fuel cost over or under recovery balance exceeds 10% of the projected fuel revenue applicable for the year, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested.
Under recovered fuel costs at September 30, 2010 totaled $16.6 million, compared to $2.4 million at December 31, 2009. This amount is included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Gulf Power’s revenues or net income, but will affect cash flow.
In November 2010, the Florida PSC approved Gulf Power’s annual rate clause requests for its fuel, purchased power capacity, conservation, and environmental compliance cost recovery factors for 2011. The net effect of the approved changes is a 2.8% rate decrease for residential customers using 1,000 KWHs per month.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Environmental Compliance Recovery
On July 22, 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership, respectively. The estimated total cost of the project is approximately $625 million and is scheduled for completion in the fourth quarter 2014. Gulf Power’s portion of the cost, if approved by the Florida PSC, is expected to be recovered through its environmental compliance recovery clause. Hearings on the certificate request are scheduled to be held with the Mississippi PSC on January 25, 2011 with a final order expected by February 28, 2011. The final outcome of this matter cannot now be determined.
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
Stimulus Funding
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the American Recovery and Reinvestment Act of 2009. This funding will be used for transmission and distribution automation and modernization projects that must be completed by April 28, 2013. Gulf Power will receive, and will match, $15.5 million under this agreement.
Income Tax Matters
Tax Method of Accounting for Repairs
Southern Company submitted a change in the tax accounting method for repair costs associated with Southern Company’s generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. The new tax method is expected to result in net positive cash flow for 2010 of approximately $6 million for Gulf Power. Although IRS approval of this change is considered automatic, the amount claimed is subject to review because the IRS will be issuing final guidance on this issue. Currently, the IRS is working with the utility

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
industry in an effort to resolve this matter in a consistent manner for all utilities. Due to uncertainty concerning the ultimate resolution of this issue, an unrecognized tax benefit has been recorded for the change in the tax accounting method for repair costs. See Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Bonus Depreciation
On September 27, 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired in 2010 and placed in service in 2010 or, in certain limited cases, 2011. Gulf Power has estimated the cash flow reduction to tax payments for 2010 to be approximately $37 million.
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
The coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has not significantly impacted operations, but has had and may continue to have significant economic impacts on the affected areas within Gulf Power’s service territory.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at September 30, 2010. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $255.0 million for the first nine months of 2010 compared to $148.2 million for the corresponding period in 2009. The $106.8 million increase in cash provided from operating activities was primarily due to an increase in cash from fossil fuel stock resulting from an increase in generation and a decrease in cash payments related to fuel inventory as well as an increase in deferred income taxes related to fuel cost recovery. The increase was partially offset by a decrease in collections attributable to regulatory fuel clause revenues. Net cash used for investing activities totaled $220.6 million in the first nine months of 2010 compared to $375.7 million for the corresponding period in 2009. Net cash provided from financing activities totaled $59.3 million for the first nine months of 2010 compared to $233.0 million for the corresponding period in 2009. The decreases of $155.1 million in investing activities and $173.7 million in financing activities were primarily due to an environmental control project at Plant Crist being placed into service in December 2009. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2010 include increases in cash and cash equivalents of $93.7 million, customer accounts receivable of $34.0 million, and accumulated deferred income taxes of $56.5 million. Total property, plant, and equipment increased by $146.8 million, primarily due to environmental control projects. Notes payable decreased by $90.3 million. Securities due within one year increased by $45.0 million due to the redemption of long-term debt.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, derivative obligations, preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $185 million will be required through September 30, 2011 to fund maturities and announced redemptions of long-term debt. Gulf Power met its obligations to redeem $75 million in senior notes subsequent to September 30, 2010 with a portion of its current cash and cash equivalents balance at September 30, 2010. No mandatory contributions to Gulf Power’s pension plan are expected for the years ending December 31, 2010 and 2011, although management may consider making discretionary contributions. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; Florida PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

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
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at September 30, 2010 cash and cash equivalents of approximately $102.3 million and unused committed credit arrangements with banks of $235 million. Of the cash and cash equivalents, approximately $12 million was held in various money market mutual funds. The money market mutual funds invest in a portfolio of highly-rated, short-term securities, and redemptions from the funds are available on a same day basis up to the full amount of the investment. Of the unused credit arrangements, $50 million expire in 2010 and $185 million expire in 2011. Of these credit arrangements, $205 million contain provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Gulf Power’s commercial paper borrowings and $69 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Subsequent to September 30, 2010, Gulf Power renewed an existing credit agreement totaling $30 million and increased an existing credit agreement by $5 million; both agreements contain provisions allowing a one-year term loan executable at expiration and extended the expiration date to 2011. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At September 30, 2010, Gulf Power had no commercial paper borrowings outstanding. During the third quarter 2010, Gulf Power had an average of $70 million of commercial paper outstanding at a weighted average interest rate of 0.3% per annum and the maximum amount outstanding was $100 million. Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At September 30, 2010, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $125 million. At September 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $574 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Gulf Power’s ability to access capital markets, particularly the short-term debt market.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On January 22, 2010, Fitch applied new guidelines regarding the ratings of various hybrid capital instruments and preferred securities of companies in all sectors, including banks, insurers, non-bank financial institutions, and non-financial corporate entities, including utilities. As a result, the Fitch rating of Gulf Power’s preferred and preference stock decreased from A- to BBB+. These ratings are not applicable to the collateral requirements described above.
On August 12, 2010, Moody’s downgraded the issuer and long-term debt ratings of Gulf Power (senior unsecured to A3 from A2). Moody’s also announced that it had downgraded the short-term ratings of a financing subsidiary of Southern Company that issues commercial paper for the benefit of Southern Company subsidiaries (including Gulf Power) to P-2 from P-1. In addition, Moody’s announced that it had downgraded the variable rate demand obligation ratings of Gulf Power to VMIG-2 from VMIG-1 and the preferred and preference stock ratings of Gulf Power (to Baa2 from Baa1). Moody’s announced that the ratings outlook for Gulf Power is stable.
Market Price Risk
Gulf Power’s market risk exposure relative to interest rate changes for the third quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Gulf Power continues to manage a fuel-hedging program implemented per the guidelines of the Florida PSC. As such, Gulf Power had no material change in market risk exposure for the third quarter 2010 when compared with the December 31, 2009 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2010 were as follows:

	Third Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(15)	$(14)
Contracts realized or settled	4	14
Current period changes(a)	(7)	(18)

Contracts outstanding at the end of the period, assets (liabilities), net	$(18)	$(18)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2010 was a decrease of $3 million and a decrease of $4 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume and prices of natural gas. At September 30, 2010, Gulf Power had a net hedge volume of 14 million mmBtu with a weighted average contract cost of approximately $1.26 per mmBtu above market prices, compared to 9 million mmBtu at June 30, 2010 with a weighted average contract cost of approximately $1.61 per mmBtu above market prices and compared to 11 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.29 per mmBtu above market prices. Natural gas hedges are recovered through the fuel cost recovery clause.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Regulatory hedges relate to Gulf Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.
Gulf Power uses over-the-counter contracts that are not exchange-traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. The maturities of the energy-related derivative contracts at September 30, 2010 were as follows:

	September 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(18)	(13)	(5)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(18)	$(13)	$(5)	$—

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
Financing Activities
In the first nine months of 2010, Gulf Power issued to Southern Company 500,000 shares of common stock, without par value, and realized proceeds of $50 million. The proceeds were used to repay a portion of Gulf Power’s short-term debt and for other general corporate purposes.
In April 2010, Gulf Power issued $175 million aggregate principal amount of Series 2010A 4.75% Senior Notes due April 15, 2020. The net proceeds were used to repay at maturity $140 million aggregate principal amount of Series 2009A Floating Rate Senior Notes due June 28, 2010, to repay a portion of its outstanding short-term debt, and for general corporate purposes, including Gulf Power’s continuous construction program. Gulf Power settled $100 million of interest rate hedges related to the Series 2010A Senior Note issuance at a gain of approximately $1.5 million. The gain will be amortized to interest expense over 10 years.
In June 2010, Gulf Power incurred obligations in connection with the issuance of $21 million aggregate principal amount of the Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Gulf Power Plant Scherer Project), First Series 2010. The proceeds were used to fund pollution control and environmental improvement facilities at Plant Scherer.
In September 2010, Gulf Power issued $125 million aggregate principal amount of its Series 2010B 5.10% Senior Notes due October 1, 2040. The net proceeds were used to repay a portion of its outstanding short-term indebtedness, for general corporate purposes, including Gulf Power’s continuous construction program, and, subsequent to September 30, 2010, for the redemption of all of the $40 million aggregate principal amount of Gulf Power’s Series I 5.75% Senior

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Notes due September 15, 2033 and $35 million aggregate principal amount of Gulf Power’s Series J 5.875% Senior Notes due April 1, 2044.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$230,977	$231,894	$620,658	$608,761
Wholesale revenues, non-affiliates	78,409	81,242	223,499	235,089
Wholesale revenues, affiliates	13,025	13,404	31,636	30,785
Other revenues	4,672	4,140	11,749	11,449

Total operating revenues	327,083	330,680	887,542	886,084

Operating Expenses:
Fuel	154,607	148,115	388,979	393,912
Purchased power, non-affiliates	2,547	1,666	7,666	7,374
Purchased power, affiliates	10,902	21,946	60,113	65,346
Other operations and maintenance	65,953	61,138	205,055	182,500
Depreciation and amortization	20,106	17,707	57,567	53,382
Taxes other than income taxes	17,935	17,033	53,568	48,178

Total operating expenses	272,050	267,605	772,948	750,692

Operating Income	55,033	63,075	114,594	135,392
Other Income and (Expense):
Allowance for equity funds used during construction	1,490	—	2,018	387
Interest income	49	34	122	829
Interest expense, net of amounts capitalized	(4,886)	(6,075)	(17,011)	(17,091)
Other income (expense), net	1,099	474	3,272	2,852

Total other income and (expense)	(2,248)	(5,567)	(11,599)	(13,023)

Earnings Before Income Taxes	52,785	57,508	102,995	122,369
Income taxes	18,759	22,177	37,631	46,268

Net Income	34,026	35,331	65,364	76,101
Dividends on Preferred Stock	433	433	1,299	1,299

Net Income After Dividends on Preferred Stock	$33,593	$34,898	$64,065	$74,802

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$33,593	$34,898	$64,065	$74,802
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $4, $(27), $8, and $-, respectively	7	(44)	13	—

Comprehensive Income	$33,600	$34,854	$64,078	$74,802

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$65,364	$76,101
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	60,959	58,929
Deferred income taxes	(4,557)	(27,430)
Investment tax credits received	14,352	—
Allowance for equity funds used during construction	(2,018)	(387)
Pension, postretirement, and other employee benefits	6,657	5,817
Stock based compensation expense	1,053	822
Generation construction screening costs	(50,554)	(21,955)
Other, net	(720)	618
Changes in certain current assets and liabilities —
-Receivables	(21,003)	(6,482)
-Under recovered regulatory clause revenues	—	54,994
-Fossil fuel stock	10,163	(42,838)
-Materials and supplies	(222)	(1,782)
-Prepaid income taxes	—	1,061
-Other current assets	(2,503)	(9,783)
-Accounts payable	25,819	(26,354)
-Accrued taxes	7,630	13,430
-Accrued compensation	427	(10,238)
-Over recovered regulatory clause revenues	14,939	20,466
-Other current liabilities	(442)	228

Net cash provided from operating activities	125,344	85,217

Investing Activities:
Property additions	(125,980)	(72,661)
Cost of removal, net of salvage	(7,613)	(9,911)
Construction payables	6,903	(3,949)
Other investing activities	(6,693)	(2,150)

Net cash used for investing activities	(133,383)	(88,671)

Financing Activities:
Decrease in notes payable, net	—	(24,891)
Proceeds —
Capital contributions from parent company	3,920	3,330
Senior notes issuances	—	125,000
Other long-term debt issuances	125,000	—
Redemptions —
Capital leases	(988)	—
Senior notes	—	(40,000)
Payment of preferred stock dividends	(1,299)	(1,299)
Payment of common stock dividends	(51,450)	(51,375)
Other financing activities	(614)	(1,714)

Net cash provided from financing activities	74,569	9,051

Net Change in Cash and Cash Equivalents	66,530	5,597
Cash and Cash Equivalents at Beginning of Period	65,025	22,413

Cash and Cash Equivalents at End of Period	$131,555	$28,010

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,482 and $117 capitalized for 2010 and 2009, respectively)	$16,726	$15,824
Income taxes (net of refunds)	$11,345	$48,008
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$131,555	$65,025
Receivables —
Customer accounts receivable	45,923	36,766
Unbilled revenues	30,233	27,168
Other accounts and notes receivable	7,131	11,337
Affiliated companies	51,368	13,215
Accumulated provision for uncollectible accounts	(1,006)	(940)
Fossil fuel stock, at average cost	117,074	127,237
Materials and supplies, at average cost	28,014	27,793
Other regulatory assets, current	64,823	53,273
Prepaid income taxes	37,925	32,237
Other current assets	16,094	12,625

Total current assets	529,134	405,736

Property, Plant, and Equipment:
In service	2,370,635	2,316,494
Less accumulated provision for depreciation	975,536	950,373

Plant in service, net of depreciation	1,395,099	1,366,121
Construction work in progress	198,977	48,219

Total property, plant, and equipment	1,594,076	1,414,340

Other Property and Investments	6,120	7,018

Deferred Charges and Other Assets:
Deferred charges related to income taxes	13,638	8,536
Other regulatory assets, deferred	149,175	209,100
Other deferred charges and assets	30,767	27,951

Total deferred charges and other assets	193,580	245,587

Total Assets	$2,322,910	$2,072,681

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Securities due within one year	$206,409	$1,330
Accounts payable —
Affiliated	58,410	49,209
Other	64,925	38,662
Customer deposits	12,142	11,143
Accrued taxes —
Accrued income taxes	25,823	10,590
Other accrued taxes	42,021	49,547
Accrued interest	4,405	5,739
Accrued compensation	14,212	13,785
Other regulatory liabilities, current	5,655	7,610
Over recovered regulatory clause liabilities	63,534	48,596
Liabilities from risk management activities	29,762	19,454
Other current liabilities	24,780	21,142

Total current liabilities	552,078	276,807

Long-term Debt	412,539	493,480

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	230,058	223,066
Deferred credits related to income taxes	12,121	13,937
Accumulated deferred investment tax credits	26,286	12,825
Employee benefit obligations	166,495	161,778
Other cost of removal obligations	107,615	97,820
Other regulatory liabilities, deferred	57,014	54,576
Other deferred credits and liabilities	49,214	47,090

Total deferred credits and other liabilities	648,803	611,092

Total Liabilities	1,613,420	1,381,379

Redeemable Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	331,122	325,562
Retained earnings	307,884	295,269
Accumulated other comprehensive income (loss)	13	—

Total common stockholder’s equity	676,710	658,522

Total Liabilities and Stockholder’s Equity	$2,322,910	$2,072,681

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2010 vs. THIRD QUARTER 2009
AND
YEAR-TO-DATE 2010 vs. YEAR-TO-DATE 2009
OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales given current economic conditions, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, fuel, capital expenditures, and restoration following major storms. Mississippi Power has various regulatory mechanisms that operate to address cost recovery. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Mississippi Power for the foreseeable future.
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(1.3)	(3.7)	$(10.7)	(14.4)

Mississippi Power’s net income after dividends on preferred stock for the third quarter 2010 was $33.6 million compared to $34.9 million for the corresponding period in 2009. The decrease in net income after dividends on preferred stock for the third quarter 2010 was primarily due to a decrease in wholesale energy and capacity revenues from customers served outside Mississippi Power’s service territory and increases in operations and maintenance expenses and depreciation and amortization. The decrease in net income after dividends on preferred stock for the third quarter 2010 was partially offset by increases in AFUDC equity and territorial base revenues primarily resulting from warmer weather in the third quarter 2010 compared to the third quarter 2009 and a decrease in interest expense, net of amounts capitalized.
Mississippi Power’s net income after dividends on preferred stock for year-to-date 2010 was $64.1 million compared to $74.8 million for the corresponding period in 2009. The decrease in net income after dividends on preferred stock for year-to-date 2010 was primarily due to a decrease in wholesale energy and capacity revenues from customers served outside Mississippi Power’s service territory and increases in operations and maintenance expenses and depreciation and amortization. The decrease in net income after dividends on preferred stock for year-to-date 2010 was partially offset by increases in AFUDC equity and territorial base revenues primarily resulting from warmer weather in the second and third quarters 2010 and significantly colder weather in the first quarter 2010 compared to the corresponding period in 2009.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(0.9)	(0.4)	$11.9	2.0

In the third quarter 2010, retail revenues were $231.0 million compared to $231.9 million for the corresponding period in 2009. For year-to-date 2010, retail revenues were $620.7 million compared to $608.8 million for the corresponding period in 2009.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2010		2010
	(in millions)	(% change)	(in millions)	(% change)

Retail – prior year	$231.9		$608.8
Estimated change in —
Rates and pricing	—	—	0.2	—
Sales growth (decline)	(1.0)	(0.5)	(3.1)	(0.5)
Weather	3.9	1.7	13.2	2.2
Fuel and other cost recovery	(3.8)	(1.6)	1.6	0.3

Retail – current year	$231.0	(0.4)%	$620.7	2.0%

Revenues associated with changes in rates and pricing in the third quarter 2010 when compared to the corresponding period in 2009 were not material.
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
Revenues attributable to changes in sales decreased in the third quarter 2010 when compared to the corresponding period in 2009. Weather-adjusted KWH energy sales to residential customers decreased 2.2% primarily due to the lack of growth in the number of residential customers in Mississippi Power’s service territory. KWH energy sales to industrial customers decreased 0.2% as a result of a change in operations for one of the larger industrial customers and a maintenance outage for another large customer.
Revenues attributable to changes in sales decreased for year-to-date 2010 when compared to the corresponding period in 2009. Weather-adjusted KWH energy sales to residential customers slightly increased due to increases in customer usage. Weather-adjusted KWH energy sales to commercial customers decreased 3.0% primarily due to the declining number of commercial customers in Mississippi Power’s service territory. KWH energy sales to industrial customers increased 3.7% as a result of increased production for several large industrial customers due to improving economic conditions.
Revenues resulting from changes in weather increased in the third quarter 2010 as a result of warmer weather when compared to the corresponding period in 2009. For year-to-date 2010, revenues resulting from changes in weather increased as a result of warmer weather in the second and third quarters 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and other cost recovery revenues decreased in the third quarter 2010 when compared to the corresponding period in 2009 primarily as a result of lower recoverable fuel costs, partially offset by an increase in revenues related to ad valorem taxes. Fuel and other cost recovery revenues increased year-to-date 2010 when compared to the corresponding period in 2009 primarily as a result of an increase in revenues related to ad valorem taxes, partially offset by lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power’s service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(2.8)	(3.5)	$(11.6)	(4.9)

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
In the third quarter 2010, wholesale revenues from non-affiliates were $78.4 million compared to $81.2 million for the corresponding period in 2009. The decrease was due to decreased revenues from customers outside Mississippi Power’s service territory of $5.0 million, partially offset by a $2.2 million increase in revenues from customers inside Mississippi Power’s service territory. The $5.0 million decrease in revenues from customers outside Mississippi Power’s service territory was primarily due to a $6.3 million decrease in sales volume, partially offset by a $1.2 million increase associated with higher prices resulting from the higher marginal cost of fuel and a $0.1 million increase in capacity revenues. The $2.2 million increase in revenues from customers inside Mississippi Power’s service territory was primarily due to a $0.1 million increase in fuel revenues and a $2.1 million increase in wholesale base revenues resulting from warmer weather in the third quarter 2010 when compared to the corresponding period in 2009.
For year-to-date 2010, wholesale revenues from non-affiliates were $223.5 million compared to $235.1 million for the corresponding period in 2009. The decrease was due to decreased revenues from customers outside Mississippi Power’s service territory of $21.3 million, partially offset by a $9.7 million increase in revenues from customers inside Mississippi Power’s service territory. The $21.3 million decrease in revenues from customers outside Mississippi Power’s service territory was primarily due to a $25.1 million decrease in sales volume, partially offset by a $3.5 million increase associated with higher prices resulting from the higher marginal cost of fuel and a $0.3 million increase in capacity revenues. The $9.7 million increase in revenues from customers inside Mississippi Power’s service territory was primarily due to a $4.4 million increase in fuel revenues and a $5.3 million increase in wholesale base revenues resulting from warmer weather in the second and third quarters 2010 and significantly colder weather in the first quarter 2010 when compared to the corresponding periods in 2009.
Wholesale Revenues – Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(2.8)	$0.9	2.8

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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the third quarter 2010, wholesale revenues from affiliates were $13.0 million compared to $13.4 million for the corresponding period in 2009. The decrease was primarily due to a $5.1 million decrease in capacity revenues primarily due to affiliated companies purchasing capacity from third parties rather than from Mississippi Power, partially offset by a $4.7 million increase in energy revenues, of which $3.3 million was associated with higher prices and an increase of $1.4 million associated with increased sales volume.
For year-to-date 2010, wholesale revenues from affiliates were $31.6 million compared to $30.8 million for the corresponding period in 2009. The increase was primarily due to a $5.5 million increase in energy revenues, of which $4.4 million was associated with higher prices and $1.1 million associated with increased sales volume. This increase was partially offset as capacity revenues decreased $4.6 million primarily due to affiliated companies purchasing capacity from third parties rather than from Mississippi Power.
Fuel and Purchased Power Expenses

	Third Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Third Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$6.5	4.4	$(4.9)	(1.3)
Purchased power – non-affiliates	0.8	52.8	0.3	4.0
Purchased power – affiliates	(11.0)	(50.3)	(5.2)	(8.0)

Total fuel and purchased power expenses	$(3.7)		$(9.8)

In the third quarter 2010, total fuel and purchased power expenses were $168.0 million compared to $171.7 million for the corresponding period in 2009. The decrease was primarily due to a $9.9 million decrease in the cost of fuel and purchased power, partially offset by a $6.2 million increase related to the total KWHs generated and purchased.
For year-to-date 2010, total fuel and purchased power expenses were $456.8 million compared to $466.6 million for the corresponding period in 2009. The decrease was primarily due to a $10.0 million decrease in the cost of fuel and purchased power, partially offset by a $0.2 million increase related to the total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2010	2009	Change	2010	2009	Change
	(cents per net KWH)			(cents per net KWH)

Fuel	4.08	4.38	(6.8)	4.21	4.34	(3.0)
Purchased power	4.04	3.62	11.6	3.72	3.62	2.8

In the third quarter 2010, fuel expense was $154.6 million compared to $148.1 million for the corresponding period in 2009. The increase was primarily due to a 12.0% increase in generation from Mississippi Power facilities resulting from higher system load, partially offset by a 6.8% decrease in the price of fuel resulting from lower coal prices.
For year-to-date 2010, fuel expense was $388.9 million compared to $393.9 million for the corresponding period in 2009. The decrease was primarily due to a 3.0% decrease in the price of fuel resulting from lower coal prices, partially offset by a 1.8% increase in generation from Mississippi Power facilities resulting from higher system load.
Non-Affiliates
In the third quarter 2010, purchased power expense from non-affiliates was $2.5 million compared to $1.7 million for the corresponding period in 2009. The increase was primarily the result of a 249.5% increase in the average cost per KWH purchased, partially offset by a 56.3% decrease in the volume of KWH purchased. The decrease in the volume of KWH purchased was the result of higher cost opportunity purchases, while the increase in prices was due to a higher marginal cost of fuel.
For year-to-date 2010, purchased power expense from non-affiliates was $7.7 million compared to $7.4 million for the corresponding period in 2009. The increase was primarily the result of a 205.3% increase in the average cost per KWH purchased, partially offset by a 66.0% decrease in the volume of KWH purchased. The decrease in the volume of KWH purchased was a result of higher cost opportunity purchases, while the increase in prices was due to a higher marginal cost of fuel.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2010, purchased power expense from affiliates was $10.9 million compared to $21.9 million for the corresponding period in 2009. The decrease was primarily due to a 48.1% decrease in the volume of KWH purchased and a 4.3% decrease in the average cost per KWH purchased.
For year-to-date 2010, purchased power expense from affiliates was $60.1 million compared to $65.3 million for the corresponding period in 2009. The decrease was primarily due to a 14.3% decrease in the average cost per KWH purchased, partially offset by a 7.3% increase in the volume of KWH purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$4.8	7.9	$22.5	12.4

In the third quarter 2010, other operations and maintenance expenses were $65.9 million compared to $61.1 million for the corresponding period in 2009. The increase was primarily due to increases in labor costs of $2.8 million, distribution maintenance for vegetation management costs of $0.4 million, and administrative and general expenses of $1.4 million.
For year-to-date 2010, other operations and maintenance expenses were $205.0 million compared to $182.5 million for the corresponding period in 2009. The increase was primarily due to a $7.8 million increase in generation maintenance expenses for several major outages, a $3.3 million increase in routine generation expenses, a $3.8 million increase in transmission and distribution expenses related to substation and overhead line maintenance and vegetation management costs, a $3.1 million increase in administrative and general expenses, and a $5.3 million increase in labor costs.
Depreciation and Amortization

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$2.4	13.5	$4.2	7.8

In the third quarter 2010, depreciation and amortization was $20.1 million compared to $17.7 million for the corresponding period in 2009. The increase was primarily due to a $1.6 million increase in ECO Plan amortization from the prior year and a $0.8 million increase in depreciation resulting from an increase in plant in service.
For year-to-date 2010, depreciation and amortization was $57.6 million compared to $53.4 million for the corresponding period in 2009. The increase was primarily due to a $2.2 million increase in ECO Plan amortization from the prior year and a $2.0 million increase in depreciation resulting from an increase in plant in service.
Taxes Other Than Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$0.9	5.3	$5.4	11.2

In the third quarter 2010, taxes other than income taxes were $17.9 million compared to $17.0 million for the corresponding period in 2009. The increase was primarily due to a $0.8 million increase in ad valorem taxes and a $0.1 million increase in payroll taxes.
For year-to-date 2010, taxes other than income taxes were $53.6 million compared to $48.2 million for the corresponding period in 2009. The increase was primarily due to increases in ad valorem taxes of $4.8 million, payroll taxes of $0.4 million, and franchise taxes of $0.2 million.
The retail portion of the increase in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$1.5	N/M	$1.6	N/M

N/M – Not meaningful
In the third quarter 2010, AFUDC equity was $1.5 million compared to $0 for the corresponding period in 2009. For year-to-date 2010, AFUDC equity was $2.0 million compared to $0.4 million for the corresponding period in 2009. These increases were due to the Kemper IGCC project.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(1.2)	(19.6)	$(0.1)	(0.5)

In the third quarter 2010, interest expense, net of amounts capitalized was $4.9 million compared to $6.1 million for the corresponding period in 2009. The decrease was primarily due to a $1.3 million increase in AFUDC debt primarily associated with the Kemper IGCC project, partially offset by a $0.2 million increase primarily related to higher interest expense related to a regulatory recovery mechanism for fuel and energy cost hedging and the issuance of new debt in September 2010.
For year-to-date 2010, interest expense, net of amounts capitalized was $17.0 million compared to $17.1 million for the corresponding period in 2009. The slight decrease was primarily due to a $1.4 million increase in AFUDC debt primarily associated with the Kemper IGCC project, partially offset by a $0.9 million increase in interest expense associated with the issuance of new debt in March 2009 and September 2010 and a $0.4 million increase in interest expense related to a regulatory recovery mechanism for fuel and energy cost hedging.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Mississippi Power in Item 7 of the Form 10-K.
Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(3.4)	(15.4)	$(8.7)	(18.7)

In the third quarter 2010, income taxes were $18.8 million compared to $22.2 million for the corresponding period in 2009. The decrease in income taxes was primarily due to a $1.7 million decrease resulting from lower pre-tax income, a $1.1 million decrease due to actualization of the 2009 tax return in the third quarter 2010, and a $0.6 million decrease due to an increase in AFUDC equity.
For year-to-date 2010, income taxes were $37.6 million compared to $46.3 million for the corresponding period in 2009. The decrease was primarily due to a $6.9 million decrease resulting from lower pre-tax income, a $1.1 million decrease due to actualization of the 2009 tax return in the third quarter 2010, a $1.1 million decrease in unrecognized tax benefits, a $0.8 million decrease due to an increase in AFUDC equity, partially offset by a $0.5 million increase due to a lower production activities deduction, and a $0.9 million increase due to a lower Mississippi manufacturing investment tax credit.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of Mississippi Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include Mississippi Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power’s service area. Changes in economic conditions impact sales for Mississippi Power and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On September 2, 2010, following the end of discovery, the EPA dismissed five of its eight remaining claims against Alabama Power, leaving only three claims for summary disposition or trial, including one facility co-owned by Mississippi Power. The parties each filed motions for summary judgment on September 30, 2010. The court has set a trial date for October 2011 for any remaining claims. The ultimate outcome of this matter cannot now be determined.
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. On August 27, 2010, the plaintiffs petitioned the U.S. Supreme Court for a writ of mandamus directing the U.S. Court of Appeals for the Fifth Circuit to reinstate the plaintiffs’ appeal. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for information regarding proposed sulfur dioxide (SO2) regulations. On August 23, 2010, the EPA’s final revisions to the National Ambient Air Quality Standard for SO2, which included the establishment of a new short-term standard, became effective. The ultimate impact of the revised standard will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Coal Combustion Byproducts
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Mississippi Power in Item 7 of the Form 10-K for information regarding potential additional regulation of coal combustion byproducts. On June 21, 2010, the EPA published a rulemaking proposal which requested comments on two potential regulatory options for management and disposal of coal combustion byproducts: regulation as a solid waste or regulation as if the materials technically constituted a hazardous waste. Adoption of either option could require closure of or significant change to existing storage units and construction of lined landfills, as well as additional waste management and groundwater monitoring requirements. Under both options, the EPA proposes to exempt the beneficial reuse of coal combustion byproducts from regulation; however, a hazardous or other designation indicative of heightened risk could limit or eliminate beneficial reuse options. Comments on the proposed rules are due by November 19, 2010. Although its analysis is preliminary, Southern Company believes the EPA has significantly underestimated compliance costs in the proposed rule.
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
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Mississippi Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule, referred to as the Tailoring Rule, governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The final rules could result in significant additional compliance and operational costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC and Mississippi PSC Matters
Wholesale Rate Filing
On October 22, 2010, Mississippi Power filed a request with the FERC for a revised wholesale electric tariff and revised rates. Prior to making this filing, Mississippi Power reached a settlement with all of its customers who take service under the tariff. This settlement agreement was filed with the FERC as part of the request. The settlement agreement provides for an increase in annual base wholesale revenues in the amount of approximately $4.1 million, effective January 1, 2011. In addition, the settlement agreement allows Mississippi Power to implement an emissions allowance cost clause, effective January 1, 2011. The emissions allowance cost clause contains an over and under recovery provision similar to the fuel recovery clause and is projected to collect $6.9 million in 2011. The settlement agreement also provides for collection of up to $2.8 million of 2010 emissions allowance expense for the period of September 1, 2010 through December 31, 2010 and allows Mississippi Power to defer the wholesale portion of the income tax expense associated with the change in taxability of the federal subsidy under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The ultimate outcome of this matter cannot be determined at this time.
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
On March 15, 2010, Mississippi Power submitted its annual PEP lookback filing for 2009, which recommended no surcharge or refund. On October 26, 2010, Mississippi Power and the Mississippi Public Utilities Staff agreed and stipulated that no surcharge or refund is required. On November 2, 2010, the Mississippi PSC accepted the stipulation.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On February 12, 2010, Mississippi Power submitted its 2010 ECO Plan notice which proposed an increase in annual revenues for Mississippi Power of approximately $3.9 million. Due to changes in ECO Plan cost projections, on August 20, 2010, Mississippi Power submitted a revised 2010 ECO Plan which reduced the requested increase in annual revenues to $1.7 million. In its 2010 ECO Plan filing, Mississippi Power proposed to change the true-up provision of the ECO Plan rate schedule to consider actual revenues collected in addition to actual costs. Hearings on the ECO Plan were held with the Mississippi PSC on October 5, 2010. On October 25, 2010, the Mississippi PSC held a public meeting to discuss the 2010 ECO Plan and issued an order approving the revised 2010 ECO Plan with the new rates effective in November 2010. Mississippi Power and the Mississippi Public Utilities Staff jointly agreed to defer the decision on the change in the true-up provision of the ECO Plan rate schedule. The ultimate outcome of the proposed changes to the true-up provision cannot be determined at this time.
On July 22, 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership, respectively. The estimated total cost of the project is approximately $625 million and is scheduled for completion in the fourth quarter 2014. Mississippi Power’s portion of the cost, if approved by the Mississippi PSC, is expected to be recovered through its ECO Plan. On October 25, 2010, the Mississippi PSC held a public meeting to discuss Mississippi Power’s filing and issued a scheduling order for the request for a certificate of public convenience and necessity for the project. Hearings on the certificate request are scheduled to be held on January 25, 2011 with a final order expected by February 28, 2011. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. Mississippi Power establishes an annual retail fuel cost recovery factor that is approved by the Mississippi PSC. Mississippi Power is required to file for an adjustment to the retail fuel cost recovery factor annually; such filing occurred in November 2009. The Mississippi PSC approved the retail fuel cost recovery factor on December 15, 2009 with the new rates effective January 2010. The retail fuel cost recovery factor will result in an annual decrease in an amount equal to 11.3% of total 2009 retail revenues. As of September 30, 2010, the amount of over recovered retail fuel costs included in the balance sheet was $44.1 million compared to $29.4 million at December 31, 2009. Mississippi Power also has a wholesale Municipal and Rural Associations (MRA) and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2010, the wholesale MRA fuel rate decreased, resulting in an annual decrease in an amount equal to 20.9% of total 2009 MRA revenue. Effective February 1, 2010, the wholesale MB fuel rate decreased, resulting in an annual decrease in an amount equal to 16.9% of total 2009 MB revenue. As of September 30, 2010, the amount of over recovered wholesale MRA and MB fuel costs included in the balance sheet was $15.9 million and $3.5 million, respectively, compared to $16.8 million and $2.4 million, respectively, at December 31, 2009. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factor will not have a significant effect on Mississippi Power’s revenues or net income, but will decrease annual cash flow.
In October 2010, the Mississippi PSC engaged an independent professional audit firm to conduct an audit of Mississippi Power’s fuel-related expenditures included in the retail fuel adjustment clause and energy cost management clause for 2010. The audit is scheduled to be completed in early 2011. The ultimate outcome of this matter cannot be determined at this time.
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
In addition to the Internal Revenue Code Section 48A Phase I tax credits of $133 million certified by the IRS in May 2009, Mississippi Power filed an application in November 2009 with the DOE and in December 2009 with the IRS for certain tax credits available to projects using advanced coal technologies under the Energy Improvement and Extension Act of 2008. The DOE subsequently certified the Kemper IGCC, and on April 30, 2010, the IRS allocated $279 million of Phase II tax credits under Section 48A of the Internal Revenue Code to Mississippi Power. On September 30, 2010, Mississippi Power and the IRS executed the closing agreement for the Phase II tax credits. The utilization of these credits is dependent upon meeting the IRS certification requirements and completing the Kemper IGCC in a timely manner. Mississippi Power has secured all environmental reviews and permits necessary to commence construction of the Kemper IGCC and has entered into a binding contract for the steam turbine generator, completing two milestone requirements for these credits. In order to remain eligible for the Phase II tax credits, Mississippi Power must capture and sequester at least 65% of the carbon dioxide produced by the plant during operations in accordance with the recapture rules for Section 48A investment tax credits, and must meet the required in-service date, satisfy environmental and other permitting requirements, and have in place a binding contract for the steam turbine generator.
On April 29, 2010, the Mississippi PSC issued an order finding that Mississippi Power’s application to acquire, construct, and operate the Kemper IGCC did not satisfy the requirement of public convenience and necessity in the form that the project and the related cost recovery were originally proposed by Mississippi Power. The April 2010 order also approved recovery of $46 million of $50.5 million in prudent pre-construction costs incurred through March 2009. The remaining $4.5 million is associated with overhead costs and variable pay of SCS, which were recommended for exclusion from pre-construction costs by a consultant hired by the Mississippi Public Utilities Staff. An additional $3.5 million has been incurred for costs of this type from March 2009 through May 2010. The remaining $4.5 million, as well as additional pre-construction amounts incurred during the generation screening and evaluation process through May 2010 will be reviewed and addressed in a future proceeding.
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
In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and will acquire mineral reserves located at the plant site in Kemper County. The estimated capital cost of the mine is approximately $214 million. On May 27, 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation, which will develop, construct, and manage the mining operations. The agreement is effective June 1, 2010 through the end of the mine reclamation.
On June 17, 2010, the Sierra Club filed an appeal of the Mississippi PSC’s June 3, 2010 decision to grant a certificate of public convenience and necessity for the Kemper IGCC with the Chancery Court of Harrison County, Mississippi (Chancery Court). Subsequently, on July 6, 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. On July 20, 2010, the Chancery Court issued a stay of the proceeding pending the resolution of the jurisdictional issues raised in a motion filed by Mississippi Power on July 16, 2010 to confirm jurisdiction in the Mississippi Supreme Court. On October 7, 2010, the Mississippi Supreme Court denied Mississippi Power’s motion and dismissed the Sierra Club’s direct appeal. The appeal will now proceed in the Chancery Court.
On July 27, 2010, Mississippi Power and South Mississippi Electric Power Association (SMEPA) entered into an Asset Purchase Agreement whereby SMEPA will purchase an undivided 17.5% interest in the Kemper IGCC. The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions.
On August 19, 2010, the National Environmental Policy Act (NEPA) Record of Decision (ROD) by the DOE for the Clean Coal Power Initiative Round 2 (CCPI2) grants was noted in the Federal Register. The NEPA ROD and its accompanying final environmental impact statement were the final major hurdles necessary for Mississippi Power to receive grant funds of $245 million during the construction of the Kemper IGCC and $25 million during the initial operation of the Kemper IGCC.
As of September 30, 2010, Mississippi Power had spent a total of $195.5 million on the Kemper IGCC, including regulatory filing costs. Of this total, $156.4 million was included in CWIP (net of $24.8 million recorded as a receivable of CCPI2 grant funds), $11.5 million was recorded in other regulatory assets, $1.3 million was recorded in other deferred charges and assets, and $1.5 million was expensed. Upon receipt of the issuance of the final certificate order in May 2010, construction screening costs including regulatory filing costs totaled $129.0 million. As of May 31, 2010, construction related screening costs of $116.2 million were reclassified to CWIP while the non-capital related costs of $11.2 million and $0.6 million were classified in other regulatory assets and other deferred charges, respectively, and $1.0 million was previously expensed.
The ultimate outcome of these matters cannot be determined at this time.
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
Stimulus Funding
On April 8, 2010, Mississippi Power received notice that an award had been granted under the American Recovery and Reinvestment Act of 2009 (ARRA) grant application for smart grid workforce training. Under this agreement, Mississippi Power was to receive, and match, $2.6 million. Mississippi Power withdrew its application on September 17, 2010.
On April 28, 2010, Southern Company signed a Smart Grid Investment Grant agreement with the DOE, formally accepting a $165 million grant under the ARRA. This funding will be used for transmission and distribution automation and modernization projects that must be completed by April 28, 2013. Mississippi Power will receive, and will match, $25 million under this agreement.
Income Tax Matters
Tax Method of Accounting for Repairs
Southern Company submitted a change in the tax accounting method for repair costs associated with Southern Company’s generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. The new tax method is expected to result in net positive cash flow for 2010 of approximately $3 million for Mississippi Power. Although IRS approval of this change is considered automatic, the amount claimed is subject to review because the IRS will be issuing final guidance on this issue. Currently, the IRS is working with the utility industry in an effort to resolve this matter in a consistent manner for all utilities. Due to uncertainty concerning the ultimate resolution of this issue, an unrecognized tax benefit has been recorded for the change in the tax accounting method for repair costs. See Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Bonus Depreciation
On September 27, 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired in 2010 and placed in service in 2010 or, in certain limited cases, 2011. Mississippi Power has estimated the cash flow reduction to tax payments for 2010 to be approximately $16 million.
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
The coastal contamination resulting from the oil spill that began in April 2010 in the Gulf of Mexico has not significantly impacted operations, but has had and may continue to have significant economic impacts on the affected areas within Mississippi Power’s service territory.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at September 30, 2010. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash provided from operating activities totaled $125.3 million for the first nine months of 2010, compared to $85.2 million for the corresponding period in 2009. The $40.1 million increase in cash provided from operating activities was primarily due to an increase in cash from fossil fuel stock of $53.0 million primarily resulting from a decrease in cash payments related to fuel inventory, an increase in accounts payable of $52.1 million primarily due to timing of cash payments, an increase of $22.9 million in deferred income taxes primarily due to fuel cost recovery and a change in the tax method of accounting for repair costs, and an increase of $14.4 million related to an investment tax credit on the Kemper IGCC. These increases in cash were partially offset by an increase in spending related to the Kemper IGCC generation construction screening costs of $28.6 million and a decrease in cash related to lower fuel rates effective in the first quarter 2010. Net cash used for investing activities totaled $133.4 million for the first nine months of 2010, compared to $88.7 million for the corresponding period in 2009. The $44.7 million increase in net cash used for investing activities was primarily due to an increase in property additions primarily related to the Kemper IGCC. Net cash provided from financing activities totaled $74.6 million for the first nine months of 2010, compared to $9.1 million for the corresponding period in 2009. The $65.5 million increase in net cash provided from financing activities was primarily due to a $24.9 million decrease in notes payable and the repayment of $40.0 million of senior notes both of which occurred in the third quarter 2009. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2010 include an increase in cash and cash equivalents of $66.5 million. Affiliated companies receivables increased $38.2 million primarily due to funds to be received from the DOE related to the Kemper IGCC. See Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for additional information. Total property, plant, and equipment increased by $179.7 million primarily due to the increase in construction work in progress related to the Kemper IGCC. The expenditures associated with the Kemper IGCC project were reclassified from other regulatory assets, deferred to construction work in progress during the second quarter 2010 upon the Mississippi PSC issuance of the final certificate order for the project. Securities due within one year increased by $205.1 million primarily due to the reclassification of a long-term bank loan maturing in March 2011 and a new $125.0 million bank loan maturing in September 2011. Accounts payable, other increased $26.3 million primarily due to the timing of payments and accrued income taxes increased $15.2 million primarily due to the tax accrual for 2010.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $206.4 million will be required through September 30, 2011 to fund maturities of long-term debt. No mandatory contributions to Mississippi Power’s pension plan are expected for the years ending December 31, 2010 and 2011, although management may consider making discretionary contributions. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; changes in generating plants to meet new regulatory requirements; changes in FERC rules and regulations; Mississippi PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

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
Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE but has yet to begin discussions with the DOE regarding the terms and conditions of any loan guarantee. There can be no assurance the DOE will issue federal loan guarantees to Mississippi Power. In addition, Mississippi Power has been awarded DOE CCPI2 grant funds of $245 million to be used for the construction of the Kemper IGCC and $25 million to be used for the initial operation of the Kemper IGCC. In the third quarter 2010, Mississippi Power recorded a receivable of $24.8 million associated with this grant.
Mississippi Power’s current liabilities sometimes exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at September 30, 2010 cash and cash equivalents of $131.6 million and unused committed credit arrangements with banks of $161 million. Of the cash and cash equivalents, approximately $125 million was held in various money market mutual funds. The money market mutual funds invest in a portfolio of highly-rated, short-term securities, and redemptions from the funds are available on a same day basis up to the full amount of the investment. Of the unused credit arrangements, $16 million expire in 2010 and $145 million expire in 2011. Of these credit arrangements, $41 million contain provisions allowing two-year term loans executable at expiration and $65 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s commercial paper program and $40 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At September 30, 2010, Mississippi Power had no commercial paper borrowings outstanding. During the third quarter 2010, Mississippi Power had an average of $37 million of commercial paper outstanding at a weighted average interest rate of 0.3% per annum and the maximum amount outstanding was $63 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At September 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $381 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power’s ability to access capital markets, particularly the short-term debt market.
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
On August 12, 2010, Moody’s downgraded the issuer and long-term debt ratings of Mississippi Power (senior unsecured to A2 from A1). Moody’s also announced that it had downgraded the short-term ratings of a financing subsidiary of Southern Company that issues commercial paper for the benefit of Southern Company subsidiaries (including Mississippi Power) to P-2 from P-1. In addition, Moody’s announced that it had downgraded the variable rate demand obligation ratings of Mississippi Power to VMIG-2 from VMIG-1 and the preferred stock ratings of Mississippi Power (to Baa1 from A3). Moody’s announced that the ratings outlook for Mississippi Power is stable.
On September 3, 2010, Fitch downgraded the issuer and long-term debt ratings of Mississippi Power (senior unsecured to A+ from AA- and issuer default rating to A from A+). Fitch also announced that it had downgraded the short-term ratings of Mississippi Power to F1 from F1+. In addition, Fitch announced that it had downgraded the pollution control revenue bond ratings of Mississippi Power to A+ from AA- and the preferred stock ratings of Mississippi Power (to A- from A). Fitch announced that the ratings outlook for Mississippi Power is stable.
Market Price Risk
Mississippi Power’s market risk exposure relative to interest rate changes for the third quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
In the second quarter 2010, Mississippi Power entered into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other than U.S. dollars. Mississippi Power had no material change in market risk exposure in the third quarter 2010 as a result of entering into these contracts.
Due to cost-based rate regulation, Mississippi Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power had no material change in market risk exposure for the third quarter 2010 when compared with the December 31, 2009 reporting period.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2010 were as follows:

	Third Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(48)	$(42)
Contracts realized or settled	9	26
Current period changes(a)	(15)	(38)

Contracts outstanding at the end of the period, assets (liabilities), net	$(54)	$(54)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2010 was a decrease of $6 million and a decrease of $12 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to the price of natural gas. At September 30, 2010, Mississippi Power had a net hedge volume of 20 million mmBtu with a weighted average contract cost of approximately $2.80 per mmBtu above market prices, compared to 22 million mmBtu at June 30, 2010 with a weighted average contract cost of approximately $2.24 per mmBtu above market prices and compared to 23 million mmBtu at December 31, 2009 with a weighted average contract cost of approximately $1.83 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the energy cost management clause.
Regulatory hedges relate to Mississippi Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost management clause.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2010 and 2009 for energy-related derivative contracts that are not hedges were not material.
Mississippi Power uses over-the-counter contracts that are not exchange-traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. The maturities of the energy-related derivative contracts at September 30, 2010 were as follows:

	September 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(54)	(30)	(24)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(54)	$(30)	$(24)	$—

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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
In September 2010, Mississippi Power entered into a one-year $125 million aggregate principal amount long-term floating rate bank loan that bears interest based on one-month LIBOR. The proceeds were used to repay a portion of Mississippi Power’s short-term indebtedness and for general corporate purposes, including Mississippi Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$261,551	$133,032	$568,877	$318,521
Wholesale revenues, affiliates	93,062	147,921	287,603	420,923
Other revenues	2,217	2,416	5,314	6,040

Total operating revenues	356,830	283,369	861,794	745,484

Operating Expenses:
Fuel	120,466	58,820	294,658	176,332
Purchased power, non-affiliates	24,939	20,019	59,103	66,279
Purchased power, affiliates	31,454	20,915	79,874	49,977
Other operations and maintenance	34,614	29,094	111,499	97,033
Depreciation and amortization	29,361	23,190	87,362	74,727
Taxes other than income taxes	4,071	4,166	14,314	13,714

Total operating expenses	244,905	156,204	646,810	478,062

Operating Income	111,925	127,165	214,984	267,422
Other Income and (Expense):
Interest expense, net of amounts capitalized	(18,801)	(21,438)	(58,408)	(64,589)
Other income (expense), net	(113)	2,699	198	2,465

Total other income and (expense)	(18,914)	(18,739)	(58,210)	(62,124)

Earnings Before Income Taxes	93,011	108,426	156,774	205,298
Income taxes	31,317	41,146	50,566	79,048

Net Income	$61,694	$67,280	$106,208	$126,250

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Net Income	$61,694	$67,280	$106,208	$126,250
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1,125, $(298), $1,536, and $4, respectively	1,759	(459)	2,400	7
Reclassification adjustment for amounts included in net income, net of tax of $1,018, $948, $3,011, and $2,814, respectively	1,590	1,461	4,703	4,336

Total other comprehensive income (loss)	3,349	1,002	7,103	4,343

Comprehensive Income	$65,043	$68,282	$113,311	$130,593

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$106,208	$126,250
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	97,469	83,890
Deferred income taxes	13,251	8,020
Convertible investment tax credits received	22,150	—
Deferred revenues	18,846	33,290
Mark-to-market adjustments	2,435	(406)
Accumulated billings on construction contract	401	35,565
Accumulated costs on construction contract	(49)	(39,890)
Other, net	2,014	2,611
Changes in certain current assets and liabilities —
-Receivables	(35,537)	(44,195)
-Fossil fuel stock	6,097	2,215
-Materials and supplies	3,216	(4,110)
-Prepaid income taxes	2,013	—
-Other current assets	598	396
-Accounts payable	(2,194)	(20,777)
-Accrued taxes	31,069	62,260
-Accrued interest	(12,194)	(12,152)
-Other current liabilities	21	(199)

Net cash provided from operating activities	255,814	232,768

Investing Activities:
Property additions	(210,599)	(47,696)
Sale of property	4,000	52
Change in construction payables	31,021	6,915
Payments pursuant to long-term service agreements	(30,936)	(26,118)
Other investing activities	(248)	(184)

Net cash used for investing activities	(206,762)	(67,031)

Financing Activities:
Increase in notes payable, net	20,216	—
Proceeds — Capital contributions	3,908	2,068
Payment of common stock dividends	(80,325)	(79,575)

Net cash used for financing activities	(56,201)	(77,507)

Net Change in Cash and Cash Equivalents	(7,149)	88,230
Cash and Cash Equivalents at Beginning of Period	7,152	37,894

Cash and Cash Equivalents at End of Period	$3	$126,124

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7,704 and $441 capitalized for 2010 and 2009, respectively)	$63,560	$68,652
Income taxes (net of refunds)	$(8,158)	$20,467
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2010	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$3	$7,152
Receivables —
Customer accounts receivable	77,125	28,873
Other accounts receivable	1,890	2,064
Affiliated companies	34,792	38,561
Fossil fuel stock, at average cost	10,189	15,351
Materials and supplies, at average cost	32,416	31,607
Prepaid service agreements — current	20,459	44,090
Prepaid income taxes	3,245	5,177
Other prepaid expenses	2,577	3,176
Assets from risk management activities	6,103	4,901
Other current assets	—	6,754

Total current assets	188,799	187,706

Property, Plant, and Equipment:
In service	3,026,358	2,994,463
Less accumulated provision for depreciation	507,266	439,457

Plant in service, net of depreciation	2,519,092	2,555,006
Construction work in progress	361,223	153,982

Total property, plant, and equipment	2,880,315	2,708,988

Other Property and Investments:
Goodwill	1,839	1,794
Other intangible assets, net of amortization of $498 and $17 at September 30, 2010 and December 31, 2009, respectively	48,622	49,102

Total other property and investments	50,461	50,896

Deferred Charges and Other Assets:
Prepaid long-term service agreements	83,858	74,513
Other deferred charges and assets — affiliated	3,341	3,540
Other deferred charges and assets — non-affiliated	16,410	17,410

Total deferred charges and other assets	103,609	95,463

Total Assets	$3,223,184	$3,043,053

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2010	2009
	(in thousands)
Current Liabilities:
Notes payable	$139,164	$118,948
Accounts payable —
Affiliated	80,438	58,493
Other	42,981	31,128
Accrued taxes —
Accrued income taxes	15,163	1,449
Other accrued taxes	14,248	2,576
Accrued interest	17,729	29,923
Liabilities from risk management activities	7,405	8,119
Other current liabilities	22	323

Total current liabilities	317,150	250,959

Long-term Debt	1,297,797	1,297,607

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	255,847	238,293
Deferred convertible investment tax credits	44,958	16,800
Deferred capacity revenues — affiliated	52,798	36,369
Other deferred credits and liabilities — affiliated	4,873	5,651
Other deferred credits and liabilities — non-affiliated	17,745	2,252

Total deferred credits and other liabilities	376,221	299,365

Total Liabilities	1,991,168	1,847,931

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	868,370	864,462
Retained earnings	377,944	352,061
Accumulated other comprehensive loss	(14,298)	(21,401)

Total common stockholder’s equity	1,232,016	1,195,122

Total Liabilities and Stockholder’s Equity	$3,223,184	$3,043,053

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2010 vs. THIRD QUARTER 2009
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(5.6)	(8.3)	$(20.1)	(15.9)

Southern Power’s net income for the third quarter 2010 was $61.7 million compared to $67.3 million for the corresponding period in 2009. This decrease was primarily due to lower revenues associated with the expiration of affiliate PPAs in December 2009 and May 2010, higher operations and maintenance expenses, and higher depreciation and amortization. These decreases were partially offset by higher revenues on energy sales that were not covered by PPAs and lower interest expense, net of amounts capitalized.
Southern Power’s net income for year-to-date 2010 was $106.2 million compared to $126.3 million for the corresponding period in 2009. This decrease was primarily due to lower revenues associated with the expiration of affiliate PPAs in December 2009 and May 2010, higher operations and maintenance expenses, and higher depreciation and amortization. These decreases were partially offset by higher revenues on energy sales that were not covered by PPAs, higher tax benefits associated with the construction of Plant Nacogdoches, and lower interest expense, net of amounts capitalized.
Wholesale Revenues – Non-Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$128.6	96.6	$250.4	78.6

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale energy sales to non-affiliates for the third quarter 2010 were $261.6 million compared to $133.0 million for the corresponding period in 2009. The increase was mainly due to $132.8 million of higher energy and capacity revenues under existing non-affiliate PPAs and new non-affiliate PPAs that began in January, June, and July 2010 and $6.5 million of higher revenues from energy sales that were not covered by PPAs due to more favorable weather in the third quarter 2010 compared to the corresponding period in 2009. These increases were partially offset by $6.9 million of lower energy and capacity revenues associated with the expiration of a non-affiliate PPA in December 2009 and a $3.8 million decrease in revenues from power sales under the IIC.
Wholesale energy sales to non-affiliates for year-to-date 2010 were $568.9 million compared to $318.5 million for the corresponding period in 2009. The increase was mainly due to $220.9 million of higher energy and capacity revenues under existing non-affiliate PPAs and new non-affiliate PPAs that began in January, June, and July 2010. Also contributing to the increase was $65.5 million of higher revenues from energy sales that were not covered by PPAs due to more favorable weather year-to-date 2010 compared to the corresponding period in 2009. These increases were partially offset by $15.4 million of lower energy and capacity revenues associated with the expiration of a non-affiliate PPA in December 2009 and a $20.6 million decrease in revenues from power sales under the IIC.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(54.8)	(37.1)	$(133.3)	(31.7)

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
Wholesale revenues from affiliates for the third quarter 2010 were $93.1 million compared to $147.9 million for the corresponding period in 2009. The decrease was primarily the result of $95.6 million of lower energy and capacity revenues associated with the expiration of affiliate PPAs in December 2009 and May 2010. The decrease was partially offset by $22.6 million of higher energy and capacity revenues under existing affiliate PPAs and new affiliate PPAs that began in June 2010 and $18.2 million related to increased revenues from power sales under the IIC.
Wholesale revenues from affiliates for year-to-date 2010 were $287.6 million compared to $420.9 million for the corresponding period in 2009. The decrease was primarily the result of $222.6 million of lower energy and capacity revenues associated with the expiration of affiliate PPAs in December 2009 and in May 2010. The decrease was partially offset by $36.4 million of higher energy and capacity revenues under existing affiliate PPAs and new affiliate PPAs that began in June 2010 and $52.9 million related to increased revenues from power sales under the IIC.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Third Quarter 2010		Year-to-Date 2010
	vs.		vs.
	Third Quarter 2009		Year-to-Date 2009
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$61.7	104.8	$118.4	67.1
Purchased power – non-affiliates	4.9	24.6	(7.2)	(10.8)
Purchased power – affiliates	10.5	50.4	29.8	59.8

Total fuel and purchased power expenses	$77.1		$141.0

Southern Power PPAs generally provide that the purchasers are responsible for substantially all of the cost of fuel. Consequently, any increase or decrease in fuel costs is generally accompanied by an increase or decrease in related fuel revenues and does not have a significant impact on net income. Southern Power is responsible for the cost of fuel for generating units that are not covered under PPAs. Power from these generating units is sold into the market or sold to affiliates under the IIC.
In the third quarter 2010, total fuel and purchased power expenses were $176.9 million compared to $99.8 million for the corresponding period in 2009. Total fuel and purchased power expenses increased $43.7 million due to a 21.0% increase in the average cost of natural gas and a 69.1% increase in the average cost of purchased power. Additionally, total fuel and purchased power expenses increased $33.4 million due to an increase in KWHs generated and purchased.
For year-to-date 2010, total fuel and purchased power expenses were $433.6 million compared to $292.6 million for the corresponding period in 2009. Total fuel and purchased power expenses increased $78.0 million due to a 14.2% increase in the average cost of natural gas and a 42.4% increase in the average cost of purchased power. Additionally, total fuel and purchased power expenses increased $63.0 million due to an increase in KWHs generated and purchased.
In the third quarter 2010, fuel expense was $120.5 million compared to $58.8 million for the corresponding period in 2009. Fuel expense increased $20.7 million associated with a 21.0% increase in the average cost of natural gas and $40.9 million due to an increase in KWHs generated.
For year-to-date 2010, fuel expense was $294.7 million compared to $176.3 million for the corresponding period in 2009. Fuel expense increased $36.6 million associated with a 14.2% increase in the average cost of natural gas and $81.7 million due to an increase in KWHs generated.
In the third quarter 2010, purchased power expense was $56.4 million compared to $40.9 million for the corresponding period in 2009. Purchased power expenses increased $23.0 million due to an increase in the average cost of purchased power, partially offset by a $7.5 million decrease due to fewer KWHs purchased.
For year-to-date 2010, purchased power expense was $139.0 million compared to $116.3 million for the corresponding period in 2009. Purchased power expenses increased $41.4 million due to an increase in the average cost of purchased power, partially offset by an $18.7 million decrease due to fewer KWHs purchased.
Other Operations and Maintenance Expenses

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$5.5	19.0	$14.5	14.9

In the third quarter 2010, other operations and maintenance expenses were $34.6 million compared to $29.1 million for the corresponding period in 2009. This increase was primarily due to $3.6 million related to generating plant outages and maintenance, $0.5 million associated with a loss on the sale of property, and $0.5 million associated with an increase in information technology costs.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2010, other operations and maintenance expenses were $111.5 million compared to $97.0 million for the corresponding period in 2009. This increase was primarily due to $4.1 million of additional expense associated with the passage of healthcare legislation in March 2010, $6.9 million related to generating plant outages and maintenance, $0.6 million associated with a loss on the sale of property, $0.5 million associated with an increase in information technology costs, and $1.1 million associated with employee benefits.
See FUTURE EARNINGS POTENTIAL – “Legislation” herein for additional information regarding healthcare legislation.
Depreciation and Amortization

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$6.2	26.6	$12.7	16.9

In the third quarter 2010, depreciation and amortization was $29.4 million compared to $23.2 million for the corresponding period in 2009. The increase was primarily related to $1.6 million associated with the acquisition of West Georgia Generating Company LLC (West Georgia) and the divestiture of DeSoto County Generating Company LLC (DeSoto) which resulted in an increase in property, plant, and equipment of approximately $120.2 million. The increase was also due to $1.8 million of equipment retirements, $2.3 million associated with changes in depreciation rates, and $0.5 million related to other increases in property, plant, and equipment.
For year-to-date 2010, depreciation and amortization was $87.4 million compared to $74.7 million for the corresponding period in 2009. The increase was primarily related to $4.8 million associated with the West Georgia/DeSoto acquisition/divestiture described above, $6.6 million of equipment retirements, and $1.2 million related to other increases in property, plant, and equipment.
See Note 1 to the financial statements of Southern Power under “Depreciation” and Note 2 to the financial statements of Southern Power under “West Georgia Generating Company, LLC Acquisition and DeSoto County Generating Company, LLC Divestiture” in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(2.6)	(12.3)	$(6.2)	(9.6)

In the third quarter 2010, interest expense, net of amounts capitalized was $18.8 million compared to $21.4 million for the corresponding period in 2009. This decrease was primarily related to $3.1 million of additional capitalized interest associated with the construction of the Cleveland County combustion turbine units and the Nacogdoches biomass plant, partially offset by $0.2 million associated with an increase in interest expense on commercial paper and $0.2 million associated with interest rate swaps on senior notes.
For year-to-date 2010, interest expense, net of amounts capitalized was $58.4 million compared to $64.6 million for the corresponding period in 2009. This decrease was primarily related to $7.3 million of additional capitalized interest associated with the construction of the Cleveland County combustion turbine units and the Nacogdoches biomass plant, partially offset by $0.5 million associated with an increase in interest expense on commercial paper and $0.5 million associated with interest rate swaps on senior notes.
See FUTURE EARNINGS POTENTIAL – “Construction Projects” herein for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense), Net

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(2.8)	(104.2)	$(2.3)	(92.0)

In the third quarter 2010, other income (expense), net was $(0.1) million compared to $2.7 million for the corresponding period in 2009. For year-to-date 2010, other income (expense), net was $0.2 million compared to $2.5 million for the corresponding period in 2009. These decreases were primarily related to profit recognized in 2009 under a construction contract with the Orlando Utilities Commission (OUC) whereby Southern Power provided engineering, procurement, and construction services to build a combined cycle unit for the OUC.
Income Taxes

Third Quarter 2010 vs. Third Quarter 2009		Year-to-Date 2010 vs. Year-to-Date 2009

(change in millions)	(% change)	(change in millions)	(% change)
$(9.8)	(23.9)	$(28.4)	(36.0)

In the third quarter 2010, income taxes were $31.3 million compared to $41.1 million for the corresponding period in 2009. The decrease was primarily due to $5.9 million associated with lower pre-tax earnings, $1.4 million related to an increase in the federal production activities deduction, and $0.8 million of tax benefits associated with the construction of Plant Nacogdoches.
For year-to-date 2010, income taxes were $50.6 million compared to $79.0 million for the corresponding period in 2009. The decrease was primarily due to $19.0 million associated with lower pre-tax earnings, $5.9 million of tax benefits associated with the construction of Plant Nacogdoches, and $1.8 million related to an increase in the federal production activities deduction.
See Note 1 to the financial statements of Southern Power under “Convertible Investment Tax Credits” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements under “Effective Tax Rate” herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. The level of Southern Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale business. These factors include Southern Power’s ability to achieve sales growth while containing costs. The level of future earnings also depends on numerous factors including regulatory matters, creditworthiness of customers, total generating capacity available in the Southeast, the successful remarketing of capacity as current contracts expire, and Southern Power’s ability to execute its acquisition strategy and to construct generating facilities. Other factors that could influence future earnings include weather, demand, generation patterns, and operational limitations. Recessionary conditions have lowered demand and have negatively impacted capacity revenues under Southern Power’s PPAs where the amounts purchased are based on demand. Southern Power is unable to predict whether demand under these PPAs will return to pre-recession levels. The timing and extent of the economic recovery will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.

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
Air Quality
On January 22, 2010, the EPA finalized revisions to the National Ambient Air Quality Standard for Nitrogen Dioxide (NO2) by setting a new one-hour standard that became effective on April 12, 2010. The impact of this regulation will depend on additional regulatory action, state implementation, and the outcome of any legal challenges, and cannot be determined at this time. Although none of the areas in which Southern Power operates generating assets are expected to be designated as nonattainment for the standard, based on current ambient air quality monitoring data, the new NO2 standard could result in significant additional compliance and operational costs for units that require new source permitting.
Carbon Dioxide Litigation
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation related to Hurricane Katrina. On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. On August 27, 2010, the plaintiffs petitioned the U.S. Supreme Court for a writ of mandamus directing the U.S. Court of Appeals for the Fifth Circuit to reinstate the plaintiffs’ appeal. The ultimate outcome of this matter cannot be determined at this time.
Environmental Statutes and Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations” of Southern Power in Item 7 of the Form 10-K for information regarding the Industrial Boiler Maximum Achievable Control Technology regulations. On April 29, 2010, the EPA issued a proposed rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers. The EPA is required to finalize the rules by January 16, 2011. The impact of these proposed regulations will depend on their final form and the outcome of any legal challenges, and cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Global Climate Issues” of Southern Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas and other emissions. On April 1, 2010, the EPA issued a final rule regulating greenhouse gas emissions from new motor vehicles under the Clean Air Act. The EPA has stated that, once this rule becomes effective on January 2, 2011, carbon dioxide and other greenhouse gases will become regulated pollutants under the Prevention of Significant Deterioration (PSD) preconstruction permit program and the Title V operating permit program, which both apply to power plants. As a result, the construction of new facilities or the major modification of existing facilities could trigger the requirement for a PSD permit and the installation of the best available control technology for carbon dioxide and other greenhouse gases. On May 13, 2010, the EPA issued a final rule, referred to as the Tailoring Rule, governing how these programs would be applied to stationary sources, including power plants. This rule establishes two phases for applying PSD and Title V requirements to greenhouse gas emissions sources. The first phase, beginning on January 2, 2011, will apply to sources and projects that would already be covered under PSD or Title V, whereas the second phase, beginning July 1, 2011, will apply to sources and projects that would not otherwise trigger those programs but for their greenhouse gas emissions. The final rules could result in significant additional compliance and operational costs that could affect results of operations, cash flows, and financial condition. The ultimate outcome of these final rules cannot be determined at this time and will depend on the outcome of any legal challenges.
Legislation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters - Legislation” of Southern Power in Item 7 of the Form 10-K for additional information. On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA and, together with PPACA, the Acts), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MPDIMA). Since the 2006 tax year, Southern Company has been receiving the federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in the period enacted regardless of the effective date. Southern Power incurred a non-cash write-off of approximately $4 million to expense for the nine months ended September 30, 2010. Southern Company is in the process of assessing the extent to which the legislation may affect its future health care and related employee benefit plan costs. Any future impact on the financial statements of Southern Power cannot be determined at this time.
Income Tax Matters
Tax Method of Accounting for Repairs
Southern Company submitted a change in the tax accounting method for repair costs associated with Southern Company’s generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. The new tax method is expected to result in net positive cash flow for 2010 of approximately $5 million for Southern Power. Although IRS approval of this change is considered automatic, the amount claimed is subject to review because the IRS will be issuing final guidance on this issue. Currently, the IRS is working with the

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
utility industry in an effort to resolve this matter in a consistent manner for all utilities. Due to uncertainty concerning the ultimate resolution of this issue, an unrecognized tax benefit has been recorded for the change in the tax accounting method for repair costs. See Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Bonus Depreciation
On September 27, 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired in 2010 and placed in service in 2010 or, in certain limited cases, 2011. Southern Power has estimated the cash flow reduction to tax payments for 2010 to be approximately $3 million.
Construction Projects
Cleveland County Units 1-4
In December 2008, Southern Power announced that it would build an electric generating plant in Cleveland County, North Carolina. The plant will consist of four combustion turbine natural gas generating units with a total capacity of 720 MWs. The units are expected to go into commercial operation in 2012. Costs incurred through September 30, 2010 were $138.6 million. The total estimated construction cost is expected to be between $350 million and $400 million.
Nacogdoches
In October 2009, Southern Power acquired all of the outstanding membership interests of Nacogdoches Power LLC from American Renewables LLC, the original developer of the project. Nacogdoches is constructing a biomass generating plant in Sacul, Texas with an estimated capacity of 100 MWs. The generating plant will be fueled from wood waste. Construction commenced in 2009 and the plant is expected to begin commercial operation in 2012. Costs incurred through September 30, 2010 were $211.8 million. The total estimated cost of the project is expected to be between $475 million and $500 million.
Power Sales Agreements
On October 15, 2010, Southern Power signed contract extensions with 10 Georgia Electric Membership Corporations (EMCs). These contracts are an extension of requirements service under agreements that were signed in 2008. The extensions have a requirements term of 10 years beginning in 2015 for eight EMCs, 10 years beginning in 2018 for one EMC, and seven years beginning in 2018 for one EMC. The EMCs are projected to purchase an incremental 625 MWs of capacity over the terms of the extensions.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at September 30, 2010. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See “Sources of Capital” herein for additional information on lines of credit.
Net cash provided from operating activities totaled $255.8 million for the first nine months of 2010, compared to $232.8 million for the corresponding period in 2009. The $23.0 million increase was mainly due to an increase in convertible investment tax credits. Net cash used for investing activities totaled $206.8 million for the first nine months of 2010, compared to $67.0 million for the corresponding period in 2009. The $139.8 million increase was primarily due to an increase in construction work in progress related to construction activities at Cleveland County and Nacogdoches. Net cash used for financing activities totaled $56.2 million for the first nine months of 2010, compared to $77.5 million for the corresponding period in 2009. The decrease in cash used for financing activities was primarily due to an increase in short-term borrowings in 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant asset changes in the balance sheet for the first nine months of 2010 include an increase in customer accounts receivable due to seasonality and new PPAs that began in January, June, and July 2010, and an increase in construction work in progress due to Cleveland County and Nacogdoches construction activities.
Significant liability and stockholder’s equity changes in the balance sheet for the first nine months of 2010 include an increase in notes payable mainly related to Cleveland County and Nacogdoches construction activities and an increase in deferred convertible investment tax credits associated with the construction of Plant Nacogdoches.

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
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at September 30, 2010 committed credit arrangements with banks of $400 million, all of which expire in 2012. Proceeds from these credit arrangements may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. At September 30, 2010, Southern Power had $139 million of commercial paper borrowings outstanding with a weighted average interest rate of 0.4% per annum. During the third quarter 2010, Southern Power had an average of $186 million of commercial paper outstanding at a weighted average interest rate of 0.4% per annum and the maximum amount outstanding was $259 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At September 30, 2010, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $355 million. At September 30, 2010, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.1 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Power’s ability to access capital markets, particularly the short-term debt market.

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
Southern Power’s market risk exposure relative to interest rate changes for the third quarter 2010 has not changed materially compared with the December 31, 2009 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
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
The changes in fair value of energy-related derivative contracts for the three and nine months ended September 30, 2010 were as follows:

	Third Quarter	Year-to-Date
	2010	2010
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(1.2)	$(3.5)
Contracts realized or settled	3.3	3.8
Current period changes(a)	(4.1)	(2.3)

Contracts outstanding at the end of the period, assets (liabilities), net	$(2.0)	$(2.0)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2010 were a decrease of $0.8 million and an increase of $1.5 million, respectively, which is due to both power and natural gas positions. This change is attributable to both the volume and prices of power and natural gas as follows:

	September 30,	June 30,	December 31,
	2010	2010	2009

Power (net sold)

MWHs (in millions)	0.7	0.7	2.7
Weighted average contract cost per MWH above (below) market prices (in dollars)	$5.22	$6.77	$(0.36)

Natural gas (net purchase)

Commodity – million mmBtu	9.3	5.6	8.3
Location basis – million mmBtu	—	—	2.0

Commodity – Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$0.69	$1.31	$0.29

Location basis – Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$—	$—	$(0.04)

The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

	September 30,	December 31,
Asset (Liability) Derivatives	2010	2009
	(in millions)
Cash flow hedges	$1.5	$(2.5)
Not designated	(3.5)	(1.0)

Total fair value	$(2.0)	$(3.5)

Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
Total net unrealized pre-tax gains (losses) recognized in income for the three and nine months ended September 30, 2010 for energy-related derivative contracts that are not hedges were $(3.7) million and $(2.4) million, respectively, and will continue to be marked to market until the settlement date. For the three and nine months ended September 30, 2009, the total net unrealized pre-tax gains (losses) recognized in the statements of income were $2 million and $1 million, respectively.
Southern Power uses over-the-counter contracts that are not exchange-traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. The maturities of the energy-related derivative contracts at September 30, 2010 were as follows:

	September 30, 2010
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
		(in millions)
Level 1	$—	$—	$—	$—
Level 2	(2.0)	(1.3)	(1.0)	0.3
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(2.0)	$(1.3)	$(1.0)	$0.3

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
Financing Activities
Southern Power did not issue or redeem any long-term securities during the nine months ended September 30, 2010.

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
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2009 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2010 and 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.

Certain prior years’ data presented in the financial statements have been reclassified to conform to the current year presentation.

Affiliate Transactions

In January 2010, Gulf Power purchased turbine rotor assembly parts owned by Georgia Power and Southern Power for approximately $4 million and $6 million, respectively. In June 2010, Mississippi Power purchased a turbine rotor assembly part from Gulf Power for approximately $6 million. In September 2010, Georgia Power purchased a compressor rotor assembly part owned by Gulf Power for approximately $4 million. In September 2010, Southern Power purchased turbine rotor assembly parts owned by Georgia Power, Gulf Power, and Mississippi Power for approximately $6 million, $1 million, and $7 million, respectively. These affiliate transactions were in accordance with FERC and state PSC rules and guidelines.
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

Mississippi Power is required to provide financing for all costs associated with the mine development and operation under a contract with Liberty Fuels Company, LLC (Liberty Fuels) in conjunction with the construction of Kemper IGCC described in Note (B) under “State PSC Matters — Mississippi Power — Integrated Coal Gasification Combined Cycle” herein. Liberty Fuels qualifies as a VIE for which Mississippi Power is the primary beneficiary. As of September 30, 2010, Liberty Fuels has not had a material impact on the financial position and results of operations of Mississippi Power.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Under the terms of the separation agreements entered into in connection with the spin-off, Mirant agreed to indemnify Southern Company for certain costs. As a result of Mirant’s bankruptcy, Southern Company sought reimbursement as an unsecured creditor in Mirant’s Chapter 11 proceeding. If Southern Company’s claims for indemnification with respect to these costs are allowed, then Mirant’s indemnity obligations to Southern Company would constitute unsecured claims against Mirant entitled to stock in Reorganized Mirant. As a result of the $202 million settlement in March 2009 of another suit related to Mirant (MC Asset Recovery litigation), the maximum amount Southern Company can assert by proof of claim in the Mirant bankruptcy is capped at $9.5 million. See Note 5 to the financial statements of Southern Company under “Effective Tax Rate” in Item 8 of the Form 10-K for more information regarding the MC Asset Recovery litigation settlement. By settlement agreement, dated as of July 7, 2010, substantially all the claims filed by Southern Company against Mirant have been resolved. Pursuant to the agreement, Southern Company was given allowed unsecured claims against Mirant in the aggregate amount of approximately $8.8 million, which claims will be treated pursuant to the terms of the Mirant plan of reorganization. The parties also released each other from any other claims arising from events or conduct prior to the effective date of Mirant’s plan of reorganization, with certain limited exceptions. The settlement has been approved by the bankruptcy court. This matter is now concluded.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

On September 2, 2010, following the end of discovery, the EPA dismissed five of its eight remaining claims against Alabama Power, leaving only three claims for summary disposition or trial, including the claim relating to the facility co-owned by Mississippi Power. The parties each filed motions for summary judgment on September 30, 2010. The court has set a trial date for October 2011 for any remaining claims.

Southern Company and the traditional operating companies believe that they complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation at each generating unit, depending on the date of the alleged violation. An adverse outcome could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. Such expenditures could affect future results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates; however, the ultimate outcome of this matter cannot now be determined.

Carbon Dioxide Litigation

New York Case

In July 2004, three environmental groups and attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed complaints in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Under common law public and private nuisance theories, the plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining global warming and (2) requiring each of the defendants to cap its emissions of carbon dioxide and then reduce those emissions by a specified percentage each year for at least a decade. The plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. In September 2005, the U.S. District Court for the Southern District of New York granted Southern Company’s and the other defendants’ motions to dismiss these cases. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit in October 2005 and, in September 2009, the U.S. Court of Appeals for the Second Circuit reversed the district court’s ruling, vacating the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
dismissal of the plaintiffs’ claim, and remanding the case to the district court. In November 2009, the defendants, including Southern Company, sought rehearing en banc. The U.S. Court of Appeals for the Second Circuit denied the defendants’ petition for rehearing en banc on March 5, 2010. On August 2, 2010, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of these matters cannot be determined at this time.

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

Other Litigation

Common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas emissions have become more frequent, and courts have recently determined that private parties and states have standing to bring such claims. For example, in October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the U.S. District Court for the Southern District of Mississippi’s dismissal of private party claims against certain oil, coal, chemical, and utility companies alleging damages as a result of Hurricane Katrina. In reversing the dismissal, the U.S. Court of Appeals for the Fifth Circuit held that plaintiffs have standing to assert their nuisance, trespass, and negligence claims and none of these claims are barred by the political question doctrine. On May 28, 2010, however, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds relating to the loss of a quorum by the full court on reconsideration, reinstating the district court decision in favor of the defendants. On August 27, 2010, the plaintiffs petitioned the U.S. Supreme Court for a writ of mandamus directing the U.S. Court of Appeals for the Fifth Circuit to reinstate the plaintiffs’ appeal. Southern Company is not currently a party to this litigation, but the traditional operating companies and Southern Power were named as defendants in an amended complaint which was rendered moot in August 2007 by the U.S. District Court for the Southern District of Mississippi when such court dismissed the original matter. The ultimate outcome of this matter cannot be determined at this time.

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

Georgia Power’s environmental remediation liability as of September 30, 2010 was $13.8 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Sites Inventory and CERCLA NPL are anticipated; however, they are not expected to have a material impact on Georgia Power’s financial statements.

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

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $62.2 million as of September 30, 2010. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

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

In December 2009, Southern Company and the FERC trial staff reached an agreement in principle that would resolve the proceeding in its entirety. The agreement does not reflect any finding or suggestion that any subsidiary of Southern Company possesses or has exercised any market power. The agreement likewise does not require Southern Company to make any refunds related to sales during the 15-month refund period. The agreement does provide for the traditional operating companies and Southern Power to donate a total of $1.7 million to nonprofit organizations in the states in which they operate for the purpose of offsetting the electricity bills of low-income retail customers. The joint offer of settlement

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
was filed on March 2, 2010. On July 13, 2010, the FERC issued an order approving the filed settlement, finding it to be fair, reasonable, and in the public interest. The traditional operating companies and Southern Power made the related donations. This matter is now concluded.

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

In addition, in late 2001, certain subsidiaries of Southern Company, including Mississippi Power, were named as defendants in a lawsuit brought in Troup County, Georgia, Superior Court by Interstate Fiber Network, a subsidiary of telecommunications company ITC DeltaCom, Inc. that uses rights of way. This lawsuit alleges, among other things, that the defendants are contractually obligated to indemnify, defend, and hold harmless the telecommunications company from any liability that may be assessed against it in pending and future right of way litigation. Southern Company and Mississippi Power believe that the plaintiff’s claims are without merit. In the fall of 2004, the trial court stayed the case until resolution of the underlying landowner litigation discussed above. In January 2005, the Georgia Court of Appeals dismissed the telecommunications company’s appeal of the trial court’s order for lack of jurisdiction. On August 24, 2010, the defendants filed a motion to dismiss the suit. The plaintiff has opposed this motion. An adverse outcome in this matter, combined with an adverse outcome against the telecommunications company in one or more of the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
right of way lawsuits, could result in substantial judgments; however, the final outcome of these matters cannot now be determined.

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

In April 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim), due to the government’s alleged continuing breach of contract. In October 2008, the U.S. Court of Appeals for the Federal Circuit denied a similar request by the government to stay this proceeding. The complaint does not contain any specific dollar amount for recovery of damages. Damages will continue to accumulate until the issue is resolved or the storage is provided. No amounts have been recognized in the financial statements as of September 30, 2010 for either claim. The final outcome of these matters cannot be determined at this time, but no material impact on net income is expected as any damage amounts collected from the government are expected to be returned to customers.

Income Tax Matters

Georgia State Income Tax Credits

Georgia Power’s 2005 through 2009 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power had also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On March 22, 2010, the Superior Court of Fulton County ruled in favor of Georgia Power’s motion for summary judgment. The Georgia Department of Revenue has appealed to the Georgia Court of Appeals. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, no material impact on Southern Company’s or Georgia Power’s net income is expected as a significant portion of any tax benefit is expected to be returned to retail customers. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s and Georgia Power’s cash flow. See Note 5 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K under “Unrecognized Tax Benefits” and Note (G) herein for additional information. The ultimate outcome of this matter cannot now be determined.

Tax Method of Accounting for Repairs

Southern Company submitted a change in the tax accounting method for repair costs associated with Southern Company’s generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. The new tax method is expected to result in net positive cash flow for 2010 of approximately $117 million for Alabama Power, $110 million for Georgia Power, $6 million for Gulf Power, $3 million for Mississippi Power, $5 million for Southern Power, and $243 million for Southern Company on a consolidated basis. Although IRS approval of this change is considered automatic, the amount claimed is subject to review because the IRS will be issuing final guidance on this issue. Currently, the IRS is working with the utility industry in an effort to resolve this matter in a consistent manner for all utilities. Due to uncertainty concerning the ultimate resolution of this issue, an unrecognized tax benefit has been recorded for the change in the tax accounting method for repair costs. See Note (G) herein for additional information. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Bonus Depreciation

On September 27, 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired in 2010 and placed in service in 2010 or, in certain limited cases, 2011. The estimated cash flow reduction to tax payments for 2010 are approximately $102 million for Alabama Power, $130 million for Georgia Power, $37 million for Gulf Power, $16 million for Mississippi Power, $3 million for Southern Power, and $309 million for Southern Company on a consolidated basis.

State PSC Matters

Alabama Power

Nuclear Outage Accounting Order

On August 17, 2010, the Alabama PSC approved a change to the nuclear maintenance outage accounting process associated with routine refueling activities. Currently, Alabama Power accrues nuclear outage operations and maintenance expenses for the two units of Plant Farley during the 18-month cycle for the outages. In accordance with the new order, nuclear outage expenses will be deferred when the charges actually occur and then amortized over the subsequent 18-month period.

The initial result of implementation of the new accounting order is that no nuclear maintenance outage expenses will be recognized from January 2011 through December 2011, which will decrease nuclear outage operations and maintenance expenses in 2011 from 2010 by approximately $50 million. During the fall of 2011, actual nuclear outage expenses associated with one unit of Plant Farley will be deferred to a regulatory asset account; beginning in January 2012 these deferred costs will be amortized to nuclear operations and maintenance expense over an 18-month period. During the spring of 2012, actual nuclear outage expenses associated with the other unit of Plant Farley will be deferred to a regulatory asset account; beginning in July 2012 these deferred costs will be amortized to nuclear operations and maintenance expense over an 18-month period. Alabama Power will continue the pattern of deferral of nuclear outage expenses as incurred and the recognition of expenses over a subsequent 18-month period.

Natural Disaster Cost Recovery

See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Reserve” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery.

Based on an order from the Alabama PSC, Alabama Power maintains a reserve for operations and maintenance expense to cover the cost of damages from major storms to its transmission and distribution facilities, referred to as the NDR.

On August 20, 2010, the Alabama PSC approved an order enhancing the NDR that eliminated the $75 million authorized limit and allows Alabama Power to make additional accruals to the NDR. The order also allows for reliability-related expenditures to be charged against the additional accruals when the NDR balance exceeds $75 million. Alabama Power may designate a portion of the NDR to reliability-related expenditures as a part of an annual budget process for the following year or during the current year for identified unbudgeted reliability-related expenditures that are incurred. Accruals that have not been designated can be used to offset storm charges. Additional accruals to the NDR will enhance Alabama Power’s ability to deal with the financial effects of future natural disasters, promote system reliability, and offset costs retail customers would otherwise bear.

The structure of the monthly Rate NDR charge to customers is not altered and continues to include a component to maintain the $75 million base reserve.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In September 2010, Alabama Power accrued an additional $40 million to the NDR, resulting in an accumulated balance of approximately $118 million, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred. The additional accruals are reflected as operations and maintenance expense in the Condensed Statements of Income herein.

Georgia Power

Rate Plans

See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” and of Southern Company under “Retail Regulatory Matters – Georgia Power – Retail Rate Plans” and “– Cost of Removal” in Item 8 of the Form 10-K for information regarding the 2007 Retail Rate Plan.

On August 27, 2009, the Georgia PSC approved an accounting order that would allow Georgia Power to amortize up to $324 million of its regulatory liability related to other cost of removal obligations. Under the terms of the accounting order, Georgia Power was entitled to amortize up to one-third of the regulatory liability ($108 million) in 2009, limited to the amount needed to earn no more than a 9.75% retail return on equity (ROE). In addition, Georgia Power may amortize up to two-thirds of the regulatory liability ($216 million) in 2010, limited to the amount needed to earn no more than a 10.15% retail ROE. From July 1, 2009 through September 30, 2010, Georgia Power had amortized $161 million of the regulatory liability. Georgia Power currently expects to amortize approximately $40 million of the regulatory liability in the fourth quarter 2010; however, the final amount is subject to the limitations described previously and cannot be determined at this time.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Hearings on Georgia Power’s direct testimony were held in October 2010. In direct testimony filed on October 22, 2010, the Georgia PSC Staff proposed various adjustments based on a traditional one-year test period that would result in a proposed increase of $436 million in 2011 using a 10.5% ROE. The Georgia PSC Staff recommendation would also allow additional increases of $181 million and $88 million in 2012 and 2013, respectively, to recover the costs associated with Plant McDonough Units 4, 5, and 6. These additional increases would be recovered through Georgia Power’s traditional base rate tariffs. While supporting the proposed DSM and MFF tariffs, the Georgia PSC Staff recommended against approval of the proposed ECCR, CCCR, and ACR tariffs. Georgia Power disagrees with the Georgia PSC Staff’s positions. Hearings on the Georgia PSC Staff and intervenor direct testimony will be held in November 2010. Georgia Power’s rebuttal hearings will occur in early December 2010. The Georgia PSC is scheduled to issue a final order in this matter on December 21, 2010.

The final outcome of these matters cannot now be determined.

Fuel Cost Recovery

See Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery” and of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information on Georgia Power’s fuel cost recovery.

On March 11, 2010, the Georgia PSC voted to approve the stipulation among Georgia Power, the Georgia PSC Staff, and three customer groups with the exception that the under recovered fuel balance be collected over 42 months. The new rates, which became effective April 1, 2010, will result in an increase of approximately $373 million to Georgia Power’s total annual fuel cost recovery billings. Georgia Power is required to file its next fuel case by March 1, 2011.

Nuclear Construction

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters – Georgia Power – Nuclear Construction” and “Construction – Nuclear,” respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power’s construction of two additional nuclear generating units on the site of Plant Vogtle (Plant Vogtle Units 3 and 4).

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In June 2009, the Southern Alliance for Clean Energy (SACE) filed a petition in the Superior Court of Fulton County, Georgia seeking review of the Georgia PSC’s certification order and challenging the constitutionality of the Georgia Nuclear Financing Act. On May 5, 2010, the court dismissed as premature the plaintiffs’ claim challenging the Georgia Nuclear Energy Financing Act. The dismissal of the claim related to the Georgia Nuclear Energy Financing Act is subject to appeal and the plaintiffs are expected to re-file this claim in the future. In addition, on May 5, 2010, the court issued an order remanding the Georgia PSC’s certification order for inclusion of further findings of fact and conclusions of law by the Georgia PSC. In compliance with the court’s order, the Georgia PSC issued its order on remand to include further findings of fact and conclusions of law on June 23, 2010. On July 5, 2010, the SACE and the Fulton County Taxpayers Foundation, Inc. filed separate motions with the Georgia PSC for reconsideration of the order on remand. On August 17, 2010, the Georgia PSC voted to reaffirm its order. The SACE subsequently appealed to the Superior Court of Fulton County.

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

On August 17, 2010, the Georgia PSC voted to approve Georgia Power’s semi-annual construction monitoring report including all construction and capital costs of $583 million made on Plant Vogtle Units 3 and 4 through December 31, 2009. The Georgia PSC also approved an amendment to the engineering, procurement, and construction agreement for Plant Vogtle Units 3 and 4 that replaced certain index-based adjustments with fixed escalation factors. Georgia Power will continue to file construction monitoring reports by February 28 and August 31 of each year during the construction period.

On September 3, 2010, Georgia Power filed with the Georgia PSC the Nuclear Construction Cost Recovery tariff, as authorized in April 2009 under the Georgia Nuclear Energy Financing Act. The filing includes a rate increase of approximately $218 million to recover financing costs associated with the construction of Plant Vogtle Units 3 and 4, effective January 1, 2011.

There are pending technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4. Similar additional challenges at the state and federal level are expected as construction proceeds.

The ultimate outcome of these matters cannot be determined at this time.

Other

In August 2009, Georgia Power filed its quarterly construction monitoring report for Plant McDonough Units 4, 5, and 6 for the quarter ended June 30, 2009. In September 2009, Georgia Power amended the report. As amended, the report included a request for an increase in the certified costs to construct Plant McDonough. On February 24, 2010, Georgia Power reached a stipulation agreement with the Georgia PSC staff that was approved by the Georgia PSC on March 16, 2010. The stipulation resolved the June 30, 2009 construction monitoring report, including the approval of actual expenditures and the requested increase in the certified amount.

On May 6, 2010, the Georgia PSC approved Georgia Power’s request to extend the construction schedule for Plant McDonough Units 4, 5, and 6 as a result of the short-term reduction in forecasted demand, as well as the requested increase in the certified amount. In addition, on September 7, 2010, the Georgia PSC approved the March 31, 2010 construction monitoring report including actual project expenditures incurred through March 31, 2010.

On September 21, 2010, the Georgia PSC approved Georgia Power’s offer to place 562 MWs of wholesale capacity into retail rate base. A portion of the capacity will go into retail rate base in January 2015, with the remainder going into retail rate base starting April 1, 2016.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Mississippi Power

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

In addition to the Internal Revenue Code Section 48A Phase I tax credits of $133 million certified by the IRS in May 2009, Mississippi Power filed an application in November 2009 with the DOE and in December 2009 with the IRS for certain tax credits available to projects using advanced coal technologies under the Energy Improvement and Extension Act of 2008. The DOE subsequently certified the Kemper IGCC, and on April 30, 2010, the IRS allocated $279 million of Phase II tax credits under Section 48A of the Internal Revenue Code to Mississippi Power. On September 30, 2010, Mississippi Power and the IRS executed the closing agreement for the Phase II tax credits. The utilization of these credits is dependent upon meeting the IRS certification requirements and completing the Kemper IGCC in a timely manner. Mississippi Power has secured all environmental reviews and permits necessary to commence construction of the Kemper IGCC and has entered into a binding contract for the steam turbine generator, completing two milestone requirements for these credits. In order to remain eligible for the Phase II tax credits, Mississippi Power must capture and sequester at least 65% of the carbon dioxide produced by the plant during operations in accordance with the recapture rules for Section 48A investment tax credits, and must meet the required in-service date, satisfy environmental and other permitting requirements, and have in place a binding contract for the steam turbine generator.

On April 29, 2010, the Mississippi PSC issued an order finding that Mississippi Power’s application to acquire, construct, and operate the Kemper IGCC did not satisfy the requirement of public convenience and necessity in the form that the project and the related cost recovery were originally proposed by Mississippi Power. The April 2010 order also approved recovery of $46 million of $50.5 million in prudent pre-construction costs incurred through March 2009. The remaining $4.5 million is associated with overhead costs and variable pay of SCS, which were recommended for exclusion from pre-construction costs by a consultant hired by the Mississippi Public Utilities Staff. An additional $3.5 million has been incurred for costs of this type from March 2009 through May 2010. The remaining $4.5 million, as well as additional pre-construction amounts incurred during the generation screening and evaluation process through May 2010 will be reviewed and addressed in a future proceeding.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Power filed a motion with the Mississippi PSC accepting the conditions contained in the order. On June 3, 2010, the Mississippi PSC issued the final certificate order which granted Mississippi Power’s motion and issued a certificate of public convenience and necessity authorizing acquisition, construction, and operation of the Kemper IGCC.

In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and will acquire mineral reserves located at the plant site in Kemper County. The estimated capital cost of the mine is approximately $214 million. On May 27, 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation, which will develop, construct, and manage the mining operations. The agreement is effective June 1, 2010 through the end of the mine reclamation.

On June 17, 2010, the Sierra Club filed an appeal of the Mississippi PSC’s June 3, 2010 decision to grant a certificate of public convenience and necessity for the Kemper IGCC with the Chancery Court of Harrison County, Mississippi (Chancery Court). Subsequently, on July 6, 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. On July 20, 2010, the Chancery Court issued a stay of the proceeding pending the resolution of the jurisdictional issues raised in a motion filed by Mississippi Power on July 16, 2010 to confirm jurisdiction in the Mississippi Supreme Court. On October 7, 2010, the Mississippi Supreme Court denied Mississippi Power’s motion and dismissed the Sierra Club’s direct appeal. The appeal will now proceed in the Chancery Court.

On July 27, 2010, Mississippi Power and South Mississippi Electric Power Association (SMEPA) entered into an Asset Purchase Agreement whereby SMEPA will purchase an undivided 17.5% interest in the Kemper IGCC. The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions.

On August 19, 2010, the National Environmental Policy Act (NEPA) Record of Decision (ROD) by the DOE for the Clean Coal Power Initiative Round 2 (CCPI2) grants was noted in the Federal Register. The NEPA ROD and its accompanying final environmental impact statement were the final major hurdles necessary for Mississippi Power to receive grant funds of $245 million during the construction of the Kemper IGCC and $25 million during the initial operation of the Kemper IGCC.

As of September 30, 2010, Mississippi Power had spent a total of $195.5 million on the Kemper IGCC, including regulatory filing costs. Of this total, $156.4 million was included in CWIP (net of $24.8 million recorded as a receivable of CCPI2 grant funds), $11.5 million was recorded in other regulatory assets, $1.3 million was recorded in other deferred charges and assets, and $1.5 million was expensed. Upon receipt of the issuance of the final certificate order in May 2010, construction screening costs including regulatory filing costs totaled $129.0 million. As of May 31, 2010, construction related screening costs of $116.2 million were reclassified to CWIP while the non-capital related costs of $11.2 million and $0.6 million were classified in other regulatory assets and other deferred charges, respectively, and $1.0 million was previously expensed.

The ultimate outcome of these matters cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(C)	FAIR VALUE MEASUREMENTS
As of September 30, 2010, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2010:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$8	$—	$8
Interest rate derivatives	—	17	—	17
Foreign currency derivatives	—	5	—	5
Nuclear decommissioning trusts(a)(b)	758	390	—	1,148
Cash equivalents and restricted cash	1,082	—	—	1,082
Other investments	21	51	13	85

Total	$1,861	$471	$13	$2,345

Liabilities:
Energy-related derivatives	$—	$256	$—	$256
Interest rate derivatives	—	2	—	2

Total	$—	$258	$—	$258

Alabama Power
Assets:
Nuclear decommissioning trusts:(a)
Domestic equity	$304	$55	$—	$359
U.S. Treasury and government agency securities	20	8	—	28
Corporate bonds	—	86	—	86
Mortgage and asset backed securities	—	32	—	32
Other	—	10	—	10
Cash equivalents and restricted cash	319	—	—	319

Total	$643	$191	$—	$834

Liabilities:
Energy-related derivatives	$—	$54	$—	$54

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2010:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Georgia Power
Assets:
Nuclear decommissioning trusts:(a)
Domestic equity	$434	$1	$—	$435
U.S. Treasury and government agency securities	—	26	—	26
Municipal bonds	—	38	—	38
Corporate bonds	—	76	—	76
Mortgage and asset backed securities	—	41	—	41
Other	—	17	—	17
Cash equivalents	574	—	—	574

Total	$1,008	$199	$—	$1,207

Liabilities:
Energy-related derivatives	$—	$121	$—	$121

Gulf Power
Assets:
Cash equivalents	$12	$—	$—	$12

Liabilities:
Energy-related derivatives	$—	$18	$—	$18

Mississippi Power
Assets:
Foreign currency derivatives	$—	$5	$—	$5
Cash equivalents	125	—	—	125

Total	$125	$5	$—	$130

Liabilities:
Energy-related derivatives	$—	$54	$—	$54

Southern Power
Assets:
Energy-related derivatives	$—	$7	$—	$7

Liabilities:
Energy-related derivatives	$—	$9	$—	$9

(a)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.
(b)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.
Valuation Methodologies

The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and LIBOR interest rates. Interest rate and foreign currency derivatives are also standard over-the-counter financial products valued using the market approach. Inputs for interest rate derivatives include LIBOR interest rates, interest rate futures contracts, and occasionally implied volatility of interest rate options. Inputs for foreign currency derivatives are from observable market sources. See Note (H) herein for additional information on how these derivatives are used.

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
As of September 30, 2010, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair	Unfunded	Redemption	Redemption
As of September 30, 2010:	Value	Commitments	Frequency	Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Corporate bonds – commingled funds	$35	None	Daily	1 to 3 days
Other – commingled funds	17	None	Daily	Not applicable
Trust owned life insurance	81	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	1,082	None	Daily	Not applicable
Other:
Deferred compensation – money market funds	1	None	Daily	Not applicable

Alabama Power
Nuclear decommissioning trusts:
Trust owned life insurance	$81	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	319	None	Daily	Not applicable

Georgia Power
Nuclear decommissioning trusts:
Corporate bonds – commingled funds	$35	None	Daily	1 to 3 days
Other – commingled funds	17	None	Daily	Not applicable
Cash equivalents:
Money market funds	574	None	Daily	Not applicable

Gulf Power
Cash equivalents:
Money market funds	$12	None	Daily	Not applicable

Mississippi Power
Cash equivalents:
Money market funds	$125	None	Daily	Not applicable

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

Southern Company, Alabama Power, and Georgia Power account for investment securities held in the nuclear decommissioning trust funds at fair value. For the three months and nine months ended September 30, 2010, the increase in fair value of the funds, which includes reinvested interest and dividends, is recorded in the regulatory liability and was $43 million and $27 million, respectively, for Alabama Power, $51 million and $25 million, respectively, for Georgia Power, and $94 million and $52 million, respectively, for Southern Company.

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
Changes in the fair value measurement of the Level 3 items using significant unobservable inputs for Southern Company at September 30, 2010 were as follows:

	Level 3
	Other
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(in millions)
Beginning balance	$19	$35
Total gains (losses) — realized/unrealized:
Included in earnings	(1)	(1)
Included in OCI	(5)	(1)
Transfers out of Level 3	—	(20)

Ending balance at September 30, 2010	$13	$13

Transfers in and out of the levels of fair value hierarchy are recognized as of the end of the reporting period. At March 31, 2010, the value of one of the investments was reclassified from Level 3 to Level 1 because the securities began trading on the public market. The reclassification is reflected in the table above as a transfer out of Level 3 at its fair value.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At September 30, 2010, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
Southern Company	$20,089	$21,479
Alabama Power	$6,183	$6,679
Georgia Power	$8,800	$9,371
Gulf Power	$1,297	$1,386
Mississippi Power	$617	$657
Southern Power	$1,298	$1,424
The fair values were based on closing market prices (Level 1) or closing prices of comparable instruments (Level 2).
(D)	STOCKHOLDERS’ EQUITY
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
Shares used to compute diluted earnings per share were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
As reported shares	835,953	798,418	828,947	789,675
Effect of options	5,882	1,760	4,273	1,584

Diluted shares	841,835	800,178	833,220	791,259

Stock options that were not included in the diluted earnings per share calculation because they were anti-dilutive were 6.7 million and 25.5 million for the three months ended September 30, 2010 and 2009, respectively, and 13.7 million and 37.7 million for the nine months ended September 30, 2010 and 2009, respectively. Assuming an average stock price of $38.01 (the highest exercise price of the anti-dilutive options outstanding), the effect of options would have increased by 0.4 million and 2.2 million shares for the three months ended September 30, 2010 and 2009, respectively, and 0.8 million and 3.3 million shares for the nine months ended September 30, 2010 and 2009, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Changes in Stockholders’ Equity
The following table presents year-to-date changes in stockholders’ equity of Southern Company:

				Preferred and
	Number of		Common	Preference	Total
	Common Shares		Stockholders’	Stock of	Stockholders’
	Issued	Treasury	Equity	Subsidiaries	Equity
	(in thousands)		(in millions)
Balance at December 31, 2009	820,152	(505)	$14,878	$707	$15,585
Net income after dividends on preferred and preference stock	—	—	1,822	—	1,822
Other comprehensive income (loss)	—	—	16	—	16
Stock issued	18,994	—	650	—	650
Cash dividends on common stock	—	—	(1,114)	—	(1,114)
Other	—	30	3	—	3

Balance at September 30, 2010	839,146	(475)	$16,255	$707	$16,962

Balance at December 31, 2008	777,616	(424)	$13,276	$707	$13,983
Net income after dividends on preferred and preference stock	—	—	1,394	—	1,394
Other comprehensive income (loss)	—	—	20	—	20
Stock issued	23,078	—	692	—	692
Cash dividends on common stock	—	—	(1,018)	—	(1,018)
Other	—	(58)	(2)	—	(2)

Balance at September 30, 2009	800,694	(482)	$14,362	$707	$15,069

(E)	FINANCING
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
The following table outlines the credit arrangements by company as of September 30, 2010:

			Executable					Expires Within One
			Term-Loans		Expires			Year(a)
									No
			One	Two				Term	Term
Company	Total	Unused	Year	Years	2010	2011	2012	Out	Out
	(in millions)
Southern Company	$950	$950	$—	$—	$—	$—	$950	$—	$—
Alabama Power	1,271	1,271	372	—	60	446	765	372	134
Georgia Power	1,715	1,703	220	40	—	595	1,120	260	335
Gulf Power	235	235	205	—	50	185	—	205	30
Mississippi Power	161	161	65	41	16	145	—	106	55
Southern Power	400	400	—	—	—	—	400	—	—
Other	60	60	60	—	—	60	—	60	—

Total	$4,792	$4,780	$922	$81	$126	$1,431	$3,235	$1,003	$554

(a)	Reflects facilities expiring on or before September 30, 2011.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Subsequent to September 30, 2010, Gulf Power renewed an existing credit agreement totaling $30 million and increased an existing credit agreement by $5 million; both agreements contain provisions allowing a one-year term loan executable at expiration and extended the expiration date to 2011.
(F)	RETIREMENT BENEFITS
Southern Company has a defined benefit, trusteed, pension plan covering substantially all employees. The plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No mandatory contributions to the plan are expected for the years ending December 31, 2010 and 2011, although management may consider making discretionary contributions. Southern Company also provides certain defined benefit pension plans for a selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, Southern Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional operating companies fund related trusts to the extent required by their respective regulatory commissions.

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K.
Components of the net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

	(in millions)
Three Months Ended September 30, 2010
Service cost	$43	$10	$13	$2	$2
Interest cost	98	25	36	5	4
Expected return on plan assets	(138)	(42)	(54)	(6)	(5)
Net amortization	11	3	4	—	1

Net cost (income)	$14	$(4)	$(1)	$1	$2

Nine Months Ended September 30, 2010
Service cost	$129	$31	$40	$6	$6
Interest cost	293	73	109	13	13
Expected return on plan assets	(413)	(126)	(164)	(18)	(16)
Net amortization	32	8	11	1	2

Net cost (income)	$41	$(14)	$(4)	$2	$5

Three Months Ended September 30, 2009
Service cost	$36	$8	$12	$2	$2
Interest cost	96	24	37	4	4
Expected return on plan assets	(135)	(41)	(54)	(6)	(6)
Net amortization	11	3	4	1	1

Net cost (income)	$8	$(6)	$(1)	$1	$1

Nine Months Ended September 30, 2009
Service cost	$109	$25	$36	$5	$5
Interest cost	290	72	110	13	13
Expected return on plan assets	(406)	(123)	(162)	(18)	(16)
Net amortization	32	8	12	1	2

Net cost (income)	$25	$(18)	$(4)	$1	$4

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT BENEFITS	Company	Power	Power	Power	Power

	(in millions)
Three Months Ended September 30, 2010
Service cost	$6	$2	$3	$—	$—
Interest cost	25	7	11	1	2
Expected return on plan assets	(15)	(7)	(8)	—	—
Net amortization	5	2	2	—	—

Net cost (income)	$21	$4	$8	$1	$2

Nine Months Ended September 30, 2010
Service cost	$19	$5	$7	$1	$1
Interest cost	75	20	33	3	4
Expected return on plan assets	(47)	(19)	(23)	(1)	(1)
Net amortization	15	5	8	—	—

Net cost (income)	$62	$11	$25	$3	$4

Three Months Ended September 30, 2009
Service cost	$7	$2	$2	$—	$—
Interest cost	28	7	13	1	1
Expected return on plan assets	(16)	(6)	(8)	—	—
Net amortization	7	2	4	—	1

Net cost (income)	$26	$5	$11	$1	$2

Nine Months Ended September 30, 2009
Service cost	$20	$5	$7	$1	$1
Interest cost	85	22	38	4	4
Expected return on plan assets	(46)	(18)	(23)	(1)	(1)
Net amortization	21	6	11	—	1

Net cost (income)	$80	$15	$33	$4	$5

(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS
Effective Tax Rate

Southern Company’s effective tax rate was 33.1% for the nine months ended September 30, 2010, as compared to 36.5% for the corresponding period in 2009. Southern Company’s effective tax rate is lower than the statutory rate primarily due to its employee stock plans dividend deduction and AFUDC equity, which is not taxable. See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate. Southern Company’s effective tax rate decreased for the nine months ended September 30, 2010 as compared to September 30, 2009 primarily due to the $202 million charge for the MC Asset Recovery settlement, which occurred in the first quarter 2009. Southern Company is currently evaluating potential recovery of the settlement payment through various means including insurance, claims in U.S. Bankruptcy Court, and other avenues. The degree to which any recovery is realized will determine, in part, the final income tax treatment of the settlement payment. Additionally, Georgia Power’s effective tax rate decreased for the nine months ended September 30, 2010 compared to September 30, 2009 from 34.7% to 32.3% primarily due to the recognition of additional Georgia state tax credits and additional AFUDC equity. Southern Power’s effective tax rate decreased for the nine months ended September 30, 2010 compared to September 30, 2009 from 38.5% to 32.3% primarily due to tax benefits associated with the construction of its biomass facility.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Unrecognized Tax Benefits
Changes during 2010 for unrecognized tax benefits were as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

	(in millions)
Unrecognized tax benefits as of December 31, 2009	$199	$6	$181	$2	$3	$—
Tax positions from current periods	37	1	35	—	—	1
Tax position increases from prior periods	67	31	32	1	—	1
Tax position decreases from prior periods	(32)	—	(28)	—	—	—
Reductions due to expired statute of limitations	—	—	—	—	—	—

Balance as of September 30, 2010	$271	$38	$220	$3	$3	$2

The tax positions increase from current periods relates primarily to the Georgia state tax credits litigation and other miscellaneous uncertain tax positions. The tax positions increase from prior periods relates primarily to the tax accounting method change for repairs and other miscellaneous uncertain tax positions. The tax position decrease from prior periods relates primarily to the Georgia state tax credits litigation. See Note (B) under “Income Tax Matters – Georgia State Income Tax Credits” and “Tax Method of Accounting for Repairs” herein for additional information.
The impact on Southern Company’s effective tax rate, if recognized, was as follows:

				As of
				December 31,
	As of September 30, 2010			2009
	Georgia		Southern	Southern
	Power	Other	Company	Company

	(in millions)
Tax positions impacting the effective tax rate	$191	$15	$206	$199
Tax positions not impacting the effective tax rate	29	36	65	—

Balance of unrecognized tax benefits	$220	$51	$271	$199

The tax positions impacting the effective tax rate primarily relate to Georgia state tax credit litigation at Georgia Power and the production activities deduction tax position. The tax positions not impacting the effective tax rate relate to the timing difference associated with the tax accounting method change for repairs. These amounts are presented on a gross basis without considering the related federal or state income tax impact. See Note (B) under “Income Tax Matters – Georgia State Income Tax Credits” and “Tax Method of Accounting for Repairs” herein for additional information.
Accrued interest for unrecognized tax benefits was as follows:

	Georgia	Other	Southern
	Power	Registrants	Company

	(in millions)
Interest accrued as of December 31, 2009	$20	$1	$21
Interest reclassified due to settlements	—	—	—
Interest accrued during the period	5	1	6

Balance as of September 30, 2010	$25	$2	$27

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At September 30, 2010, the net volume of energy-related derivative contracts for power and natural gas positions for the registrants, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

	Power			Gas
		Longest	Longest	Net	Longest	Longest
	Net Sold	Hedge	Non-Hedge	Purchased	Hedge	Non-Hedge
As of September 30, 2010:	MWH	Date	Date	mmBtu	Date	Date

	(in millions)			(in millions)
Southern Company	0.7	2010	2011	138	2014	2014
Alabama Power	—	—	—	34	2014	—
Georgia Power	—	—	—	61	2014	—
Gulf Power	—	—	—	14	2014	—
Mississippi Power	—	—	—	20	2014	—
Southern Power	0.7	2010	2011	9	2012	2014

In addition to the volumes discussed in the table above, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The expected volume of natural gas subject to such a feature is 5 million mmBtu for Southern Company, 3 million mmBtu for Georgia Power, and less than 1 million mmBtu for each of the other registrants.

For the next 12-month period ending September 30, 2011, Southern Company and Southern Power expect to reclassify $5 million in gains from OCI to revenue and $2 million in losses from OCI to fuel expense with respect to cash flow hedges. Such amounts are immaterial for all other registrants.

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

For cash flow hedges, the effective portion of the derivatives’ fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings. Any ineffectiveness is recorded directly to earnings. For fair value hedges, the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded directly to earnings, providing an offset with any difference representing ineffectiveness.
At September 30, 2010, the following interest rate derivatives were outstanding:

					Fair Value
				Hedge	Gain (Loss)
	Notional	Interest Rate	Interest Rate	Maturity	September 30,
	Amount	Received	Paid	Date	2010

	(in millions)				(in millions)
Cash flow hedges of existing debt
Southern Company	$300	3-month LIBOR + 0.40% spread	1.24%*	October 2011	$(2)
Fair value hedges of existing debt
Southern Company	350	4.15%	3-month LIBOR + 1.96%* spread	May 2014	17

Total	$650				$15

*	Weighted Average

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The following table reflects the estimated pre-tax gains (losses) that will be reclassified from OCI to interest expense for the next 12-month period ending September 30, 2011, together with the longest date that total deferred gains and losses are expected to be amortized into earnings.

	Estimated Gain (Loss) to
	be Reclassified for the	Total Deferred
	12 Months Ending	Gains (Losses)
Registrant	September 30, 2011	Amortized Through

	(in millions)
Southern Company	$(18)	2037
Alabama Power	1	2035
Georgia Power	(5)	2037
Gulf Power	(1)	2020
Southern Power	(11)	2016

Foreign Currency Derivatives

Southern Company and certain subsidiaries may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other than U.S. dollars. Derivatives related to a firm commitment in a foreign currency transaction are accounted for as a fair value hedge where the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded directly to earnings. Derivatives related to a forecasted transaction are accounted for as a cash flow hedge where the effective portion of the derivatives’ fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings. Any ineffectiveness is recorded directly to earnings. The derivatives employed as hedging instruments are structured to minimize ineffectiveness.
At September 30, 2010, the following foreign currency derivatives were outstanding:

				Fair Value
				Gain (Loss)
	Notional		Hedge	September 30,
	Amount	Forward Rate	Maturity Date	2010

	(in millions)			(in millions)
Cash flow hedges of forecasted transactions
Southern Company	YEN780	85.45 Yen per Dollar*	Various through May 2011	$—
Fair value hedges of firm commitments
Mississippi Power	EUR36.7	1.228 Dollars per Euro*	Various through June 2012	5

Total				$5

*	Weighted Average

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Derivative Financial Statement Presentation and Amounts
At September 30, 2010, the fair value of energy-related derivatives, interest rate derivatives and foreign currency derivatives were reflected in the balance sheets as follows:

Asset Derivatives at September 30, 2010
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power

	(in millions)
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets*	$5	$—	$—	$—	$—	$—
Assets from risk management activities	—	—	—	—	—	5
Interest rate derivatives:
Other current assets	7	—	—	—	—	—
Other deferred charges and assets	10	—	—	—	—	—
Foreign currency derivatives:
Other current assets	3	—	—	—	3	—
Other deferred charges and assets	2	—	—	—	2	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$27	$—	$—	$—	$5	$5

Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets*	$2	$—	$—	$—	$—	$—
Assets from risk management activities	—	—	—	—	—	2
Other deferred charges and assets	1	—	—	—	—	—

Total derivatives not designated as hedging instruments	$3	$—	$—	$—	$—	$2

Total asset derivatives	$30	$—	$—	$—	$5	$7

*	Southern Company includes “Assets from risk management activities” in “Other current assets” where applicable.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at September 30, 2010
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$167	$40	$84	$13	$30
Other deferred credits and liabilities	80	14	37	5	24

Total derivatives designated as hedging instruments for regulatory purposes	$247	$54	$121	$18	$54	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Liabilities from risk management activities	$2	$—	$—	$—	$—	$2
Other deferred credits and liabilities	1	—	—	—	—	1
Interest rate derivatives:
Liabilities from risk management activities	2	—	—	—	—	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$5	$—	$—	$—	$—	$3

Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$5	$—	$—	$—	$—	$5
Other deferred credits and liabilities	1	—	—	—	—	1

Total derivatives not designated as hedging instruments	$6	$—	$—	$—	$—	$6

Total liability derivatives	$258	$54	$121	$18	$54	$9

All derivative instruments are measured at fair value. See Note (C) herein for additional information.
At September 30, 2010, the pre-tax effect of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheet were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi
Location	Company	Power	Power	Power	Power

	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(167)	$(40)	$(84)	$(13)	$(30)
Other regulatory assets, deferred	(80)	(14)	(37)	(5)	(24)

Total energy-related derivative gains (losses)	$(247)	$(54)	$(121)	$(18)	$(54)

For the three months and nine months ended September 30, 2010, the pre-tax gains from interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income were $9 million and $17 million, respectively. These amounts were offset with changes in the fair value of the hedged debt.

For the three months and nine months ended September 30, 2010, the pre-tax gains from foreign currency derivatives designated as fair value hedging instruments on Mississippi Power’s statements of income were $5 million. These amounts were offset with changes in the fair value of the purchase commitment related to equipment purchases.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months ended September 30, 2010 and September 30, 2009, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI
Derivatives in Cash Flow	on Derivative		into Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount
	2010	2009		2010	2009

	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$3	$(1)	Fuel	$—	$—
Interest rate derivatives	(1)	(3)	Interest expense	(7)	(12)

Total	$2	$(4)		$(7)	$(12)

Alabama Power
Interest rate derivatives	$—	$(1)	Interest expense	$—	$(3)

Georgia Power
Interest rate derivatives	$—	$(1)	Interest expense	$(3)	$(6)

Gulf Power
Interest rate derivatives	$—	$(1)	Interest expense	$—	$—

Southern Power
Energy-related derivatives	$3	$(1)	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense	(3)	(2)

Total	$3	$(1)		$(3)	$(2)

For the nine months ended September 30, 2010 and September 30, 2009, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI
Derivatives in Cash Flow	on Derivative		into Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount
	2010	2009		2010	2009

	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$4	$—	Fuel	$—	$—
Interest rate derivatives	(3)	(6)	Interest expense	(24)	(34)

Total	$1	$(6)		$(24)	$(34)

Alabama Power
Interest rate derivatives	$—	$(5)	Interest expense	$(1)	$(9)

Georgia Power
Interest rate derivatives	$—	$—	Interest expense	$(13)	$(17)

Gulf Power
Interest rate derivatives	$(1)	$(1)	Interest expense	$(1)	$(1)

Southern Power
Energy-related derivatives	$4	$—	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense	(8)	(7)

Total	$4	$—		$(8)	$(7)

There was no material ineffectiveness recorded in earnings for any registrant for any period presented.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months ended September 30, 2010 and September 30, 2009, the pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income were as follows:

Derivatives not Designated	Unrealized Gain (Loss) Recognized in Income
as Hedging Instruments	Statements of Income Location	Amount
		2010	2009

		(in millions)
Southern Company
Energy-related derivatives	Wholesale revenues	$(1)	$4
	Fuel	(1)	(1)
	Purchased power	(1)	(1)

Total		$(3)	$2

Southern Power
Energy-related derivatives	Wholesale revenues	$(1)	$4
	Fuel	(1)	(1)
	Purchased power	(1)	(1)

Total		$(3)	$2

For the nine months ended September 30, 2010 and September 30, 2009, the pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income were as follows:

Derivatives not Designated	Unrealized Gain (Loss) Recognized in Income
as Hedging Instruments	Statements of Income Location	Amount
		2010	2009

		(in millions)
Southern Company
Energy-related derivatives	Wholesale revenues	$—	$9
	Fuel	(1)	(4)
	Purchased power	(1)	(4)

Total		$(2)	$1

Southern Power
Energy-related derivatives	Wholesale revenues	$—	$9
	Fuel	(1)	(4)
	Purchased power	(1)	(4)

Total		$(2)	$1

Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2010, the fair value of derivative liabilities with contingent features, by registrant, was as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

	(in millions)
Derivative liabilities	$51	$9	$33	$2	$6	$1
At September 30, 2010, the registrants had no collateral posted with their derivative counterparties; however, because of the joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was $51 million for each registrant.

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
Southern Company’s reportable business segments are the sale of electricity in the Southeast by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $93 million and $288 million for the three months and nine months ended September 30, 2010, respectively, and $148 million and $421 million for the three months and nine months ended September 30, 2009, respectively. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications, renewable energy projects, and leveraged lease projects. All other intersegment revenues are not material. Financial data for business segments and products and services was as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

	(in millions)
Three Months Ended September 30, 2010:
Operating revenues	$5,066	$357	$(124)	$5,299	$40	$(19)	$5,320
Segment net income (loss)*	757	61	—	818	(1)	—	817
Nine Months Ended September 30, 2010:
Operating revenues	$13,127	$862	$(367)	$13,622	$122	$(59)	$13,685
Segment net income (loss)*	1,713	106	—	1,819	4	(1)	1,822
Total assets at September 30, 2010	$51,329	$3,223	$(176)	$54,376	$1,092	$(573)	$54,895

Three Months Ended September 30, 2009:
Operating revenues	$4,543	$283	$(169)	$4,657	$43	$(18)	$4,682
Segment net income (loss)*	726	67	—	793	(2)	(1)	790
Nine Months Ended September 30, 2009:
Operating revenues	$11,881	$745	$(471)	$12,155	$130	$(52)	$12,233
Segment net income (loss)*	1,449	126	—	1,575	(182)	1	1,394
Total assets at December 31, 2009	$48,403	$3,043	$(143)	$51,303	$1,223	$(480)	$52,046

*	After dividends on preferred and preference stock of subsidiaries
Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total

	(in millions)
Three Months Ended September 30, 2010	$4,573	$566	$160	$5,299
Three Months Ended September 30, 2009	3,997	519	141	4,657

Nine Months Ended September 30, 2010	$11,603	$1,581	$438	$13,622
Nine Months Ended September 30, 2009	10,355	1,408	392	12,155

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

Item 6.	Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)1	-	Sixth Supplemental Indenture to the Senior Note Indenture dated as of September 17, 2010, providing for the issuance of the Series 2010A 2.375% Senior Notes due September 15, 2015. (Designated in Form 8-K dated September 13, 2010, File No. 1-3526, as Exhibit 4.2.)

Alabama Power

(b)1	-	Forty-Fourth Supplemental Indenture to Senior Note Indenture dated as of October 5, 2010, providing for the issuance of the Series 2010A 3.375% Senior Notes due October 1, 2020. (Designated in Form 8-K dated September 27, 2010, File No. 1-3164, as Exhibit 4.2.)

Georgia Power

(c)1	-	Forty-Second Supplemental Indenture to Senior Note Indenture dated as of August 31, 2010, providing for the issuance of the Series 2010C 4.75% Senior Notes due September 1, 2040. (Designated in Form 8-K dated August 26, 2010, File No. 1-6468, as Exhibit 4.2.)

(c)2	-	Forty-Third Supplemental Indenture to Senior Note Indenture dated as of September 23, 2010, providing for the issuance of the Series 2010D 1.30% Senior Notes due September 15, 2013. (Designated in Form 8-K dated September 20, 2010, File No. 1-6468, as Exhibit 4.2.)

Gulf Power

(d)1	-	Seventeenth Supplemental Indenture to Senior Note Indenture dated as of September 17, 2010, providing for the issuance of the Series 2010B 5.10% Senior Notes due October 1, 2040. (Designated in Form 8-K dated September 9, 2010, File No. 001-31737, as Exhibit 4.2.)

(10) Material Contracts

Southern Company

(a)1	-	Base Salaries of Named Executive Officers.

(a)2	-	Restricted Stock Award Agreement between Southern Company and W. Paul Bowers dated July 27, 2010.

Alabama Power

(b)1	-	Base Salaries of Named Executive Officers.

(b)2	-	Deferred Compensation Agreement between Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and SCS and Philip C. Raymond dated September 15, 2010.

(b)3	-	Consulting Agreement between Jerry L. Stewart and SCS dated October 11, 2010.

Gulf Power

(d)1	-	Base Salaries of Named Executive Officers.

(d)2	-	Deferred Compensation Agreement between Southern Company, Georgia Power, Gulf Power, and Southern Nuclear and Bentina C. Terry dated August 1, 2010.

(d)3	-	Deferred Compensation Agreement between Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and SCS and Philip C. Raymond dated September 15, 2010. See Exhibit 10(b)2 herein.

Mississippi Power

(e)1	-	Base Salaries of Named Executive Officers.

(e)2	-	Retention Agreement between Edward Day, VI and SCS dated January 22, 2008, Amendment to Retention Agreement dated December 12, 2008, and Amendment of Retention Agreement dated July 29, 2010.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

(a)2	-	Power of Attorney for Art P. Beattie.

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

(b)2	-	Power of Attorney for Philip C. Raymond.

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 001-31737 as Exhibit 24(d) and incorporated herein by reference.)

(d)2	-	Power of Attorney for Richard S. Teel.

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

(e)2	-	Power of Attorney for Edward Day, VI.

(e)3	-	Power of Attorney for Moses H. Feagin.

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2009, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(f)2	-	Power of Attorney for Oscar C. Harper.

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL – Related Documents

Southern Company

INS	XBRL Instance Document
SCH	XBRL Taxonomy Extension Schema Document
CAL	XBRL Taxonomy Calculation Linkbase Document
DEF	XBRL Definition Linkbase Document
LAB	XBRL Taxonomy Label Linkbase Document
PRE	XBRL Taxonomy Presentation Linkbase Document

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
Date: November 5, 2010

ALABAMA POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ALABAMA POWER COMPANY

By	Charles D. McCrary
President and Chief Executive Officer (Principal Executive Officer)

By	Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: November 5, 2010

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
Date: November 5, 2010

GULF POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GULF POWER COMPANY

By	Susan N. Story
President and Chief Executive Officer (Principal Executive Officer)

By	Richard S. Teel
Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: November 5, 2010

MISSISSIPPI POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY

By	Edward Day, VI
President and Chief Executive Officer (Principal Executive Officer)

By	Moses H. Feagin
Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: November 5, 2010

SOUTHERN POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SOUTHERN POWER COMPANY

By	Oscar C. Harper
President and Chief Executive Officer (Principal Executive Officer)

By	Michael W. Southern
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: November 5, 2010