Form 10-Q
period 2011-06-30
ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2011-08-05
CIK 3153, 41091, 44545, 66904, 92122, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

	Description of	Shares Outstanding
Registrant	Common Stock	at June 30, 2011
The Southern Company	Par Value $5 Per Share	857,652,680
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	4,142,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

		Page
		Number
	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	175
Item 1A.	Risk Factors	175
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	176
	Signatures	180

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
2010 ARP	Alternate Rate Plan approved by the Georgia PSC for Georgia Power which became effective January 1, 2011 and will continue through December 31, 2013
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2010
GAAP	Generally Accepted Accounting Principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
MW	Megawatt
MWH	Megawatt-hour
NCCR tariff	Georgia Power’s Nuclear Construction Cost Recovery tariff, which became effective January 1, 2011, in accordance with the Georgia Nuclear Energy Financing Act
NDR	Alabama Power’s natural disaster reserve
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income
PEP	Mississippi Power’s Performance Evaluation Plan
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP Environmental	Alabama Power’s rate certificated new plant environmental
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
SCR	Selective catalytic reduction
SCS	Southern Company Services, Inc.

Term	Meaning
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales, customer growth, economic recovery, fuel cost recovery and other rate actions, current and proposed environmental regulations and related estimated expenditures, future earnings, access to sources of capital, financing activities, start and completion of construction projects, plans and estimated costs for new generation resources, impact of the Small Business Jobs and Credit Act of 2010, impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, estimated sales and purchases under new power sale and purchase agreements, storm damage cost recovery and repairs, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of water quality, coal combustion byproducts, and emissions of sulfur, nitrogen, carbon, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, financial reform legislation, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;
•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, and IRS audits;
•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;
•	variations in demand for electricity, including those relating to weather, the general economy and recovery from the recent recession, population and business growth (and declines), and the effects of energy conservation measures;
•	available sources and costs of fuels;
•	effects of inflation;
•	ability to control costs and avoid cost overruns during the development and construction of facilities;
•	investment performance of Southern Company’s employee benefit plans and nuclear decommissioning trust funds;
•	advances in technology;
•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;
•	regulatory approvals and actions related to the Plant Vogtle expansion, including Georgia PSC and NRC approvals and potential DOE loan guarantees;
•	regulatory approvals and actions related to the Kemper IGCC, including Mississippi PSC approvals and potential DOE loan guarantees;
•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;
•	internal restructuring or other restructuring options that may be pursued;
•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;
•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;
•	the ability to obtain new short- and long-term contracts with wholesale customers;
•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents, including cyber intrusion;
•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;
•	the impacts of any potential U.S. credit rating downgrade or other sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general, as well as potential impacts on the availability or benefits of proposed DOE loan guarantees;
•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;
•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as influenzas, or other similar occurrences;
•	the direct or indirect effects on Southern Company’s business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and
•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.
The registrants expressly disclaim any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$3,842	$3,571	$7,238	$7,030
Wholesale revenues	507	473	956	1,015
Other electric revenues	154	143	303	278
Other revenues	18	21	36	42

Total operating revenues	4,521	4,208	8,533	8,365

Operating Expenses:
Fuel	1,673	1,629	3,149	3,274
Purchased power	145	128	245	255
Other operations and maintenance	910	919	1,854	1,827
Depreciation and amortization	430	367	848	710
Taxes other than income taxes	227	214	447	426

Total operating expenses	3,385	3,257	6,543	6,492

Operating Income	1,136	951	1,990	1,873
Other Income and (Expense):
Allowance for equity funds used during construction	36	46	71	95
Interest expense, net of amounts capitalized	(199)	(219)	(421)	(441)
Other income (expense), net	(4)	(5)	(2)	(7)

Total other income and (expense)	(167)	(178)	(352)	(353)

Earnings Before Income Taxes	969	773	1,638	1,520
Income taxes	349	247	580	483

Consolidated Net Income	620	526	1,058	1,037
Dividends on Preferred and Preference Stock of Subsidiaries	16	16	32	32

Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$604	$510	$1,026	$1,005

Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.71	$0.62	$1.20	$1.22
Diluted EPS	$0.70	$0.61	$1.20	$1.21
Average number of shares of common stock outstanding (in millions)
Basic	855	828	851	825
Diluted	862	833	858	829
Cash dividends paid per share of common stock	$0.4725	$0.4550	$0.9275	$0.8925
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2011	2010
	(in millions)
Operating Activities:
Consolidated net income	$1,058	$1,037
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,011	868
Deferred income taxes	427	215
Deferred revenues	(6)	(47)
Allowance for equity funds used during construction	(71)	(95)
Pension, postretirement, and other employee benefits	(38)	(1)
Stock based compensation expense	27	24
Generation construction screening costs	—	(51)
Other, net	1	(63)
Changes in certain current assets and liabilities —
-Receivables	(156)	(255)
-Fossil fuel stock	81	72
-Other current assets	(106)	(95)
-Accounts payable	58	(52)
-Accrued taxes	300	(80)
-Accrued compensation	(193)	(34)
-Other current liabilities	(4)	(28)

Net cash provided from operating activities	2,389	1,415

Investing Activities:
Property additions	(2,126)	(1,936)
Investment in restricted cash	(3)	—
Distribution of restricted cash	61	11
Nuclear decommissioning trust fund purchases	(1,405)	(516)
Nuclear decommissioning trust fund sales	1,401	489
Proceeds from property sales	17	—
Cost of removal, net of salvage	(68)	(60)
Change in construction payables	37	13
Other investing activities	22	(37)

Net cash used for investing activities	(2,064)	(2,036)

Financing Activities:
Increase (decrease) in notes payable, net	(440)	244
Proceeds —
Long-term debt issuances	1,950	1,146
Common stock issuances	482	341
Redemptions —
Long-term debt	(1,504)	(754)
Payment of common stock dividends	(787)	(735)
Payment of dividends on preferred and preference stock of subsidiaries	(32)	(32)
Other financing activities	(4)	(13)

Net cash provided from (used for) financing activities	(335)	197

Net Change in Cash and Cash Equivalents	(10)	(424)
Cash and Cash Equivalents at Beginning of Period	447	690

Cash and Cash Equivalents at End of Period	$437	$266

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $35 and $40 capitalized for 2011 and 2010, respectively)	$419	$387
Income taxes (net of refunds)	(355)	285
Noncash transactions — accrued property additions at end of period	407	356
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2011	2010
	(in millions)
Current Assets:
Cash and cash equivalents	$437	$447
Restricted cash and cash equivalents	13	68
Receivables —
Customer accounts receivable	1,275	1,140
Unbilled revenues	518	420
Under recovered regulatory clause revenues	222	209
Other accounts and notes receivable	254	285
Accumulated provision for uncollectible accounts	(26)	(25)
Fossil fuel stock, at average cost	1,226	1,308
Materials and supplies, at average cost	841	827
Vacation pay	150	151
Prepaid expenses	360	784
Other regulatory assets, current	181	210
Other current assets	51	59

Total current assets	5,502	5,883

Property, Plant, and Equipment:
In service	57,817	56,731
Less accumulated depreciation	20,657	20,174

Plant in service, net of depreciation	37,160	36,557
Other utility plant, net	66	—
Nuclear fuel, at amortized cost	752	670
Construction work in progress	5,301	4,775

Total property, plant, and equipment	43,279	42,002

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,321	1,370
Leveraged leases	635	624
Miscellaneous property and investments	276	277

Total other property and investments	2,232	2,271

Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,349	1,280
Prepaid pension costs	121	88
Unamortized debt issuance expense	168	178
Unamortized loss on reacquired debt	278	274
Deferred under recovered regulatory clause revenues	156	218
Other regulatory assets, deferred	2,459	2,402
Other deferred charges and assets	479	436

Total deferred charges and other assets	5,010	4,876

Total Assets	$56,023	$55,032

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholders’ Equity	2011	2010
	(in millions)
Current Liabilities:
Securities due within one year	$1,354	$1,301
Notes payable	857	1,297
Accounts payable	1,423	1,275
Customer deposits	337	332
Accrued taxes —
Accrued income taxes	13	8
Unrecognized tax benefits	69	187
Other accrued taxes	331	440
Accrued interest	232	225
Accrued vacation pay	191	194
Accrued compensation	263	438
Liabilities from risk management activities	108	152
Other regulatory liabilities, current	81	88
Other current liabilities	440	535

Total current liabilities	5,699	6,472

Long-term Debt	18,554	18,154

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,107	7,554
Deferred credits related to income taxes	226	235
Accumulated deferred investment tax credits	551	509
Employee benefit obligations	1,563	1,580
Asset retirement obligations	1,300	1,257
Other cost of removal obligations	1,159	1,158
Other regulatory liabilities, deferred	344	312
Other deferred credits and liabilities	456	517

Total deferred credits and other liabilities	13,706	13,122

Total Liabilities	37,959	37,748

Redeemable Preferred Stock of Subsidiaries	375	375

Stockholders’ Equity:
Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — June 30, 2011: 858 million shares
— December 31, 2010: 844 million shares
Treasury — June 30, 2011: 0.5 million shares
— December 31, 2010: 0.5 million shares
Par value	4,291	4,219
Paid-in capital	4,163	3,702
Treasury, at cost	(15)	(15)
Retained earnings	8,605	8,366
Accumulated other comprehensive loss	(62)	(70)

Total Common Stockholders’ Equity	16,982	16,202
Preferred and Preference Stock of Subsidiaries	707	707

Total Stockholders’ Equity	17,689	16,909

Total Liabilities and Stockholders’ Equity	$56,023	$55,032

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Consolidated Net Income	$620	$526	$1,058	$1,037
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-,$(1), $2, and $-, respectively	—	(2)	3	(1)
Reclassification adjustment for amounts included in net income, net of tax of $1, $3, $3, and $6, respectively	—	5	3	11
Marketable securities:
Change in fair value, net of tax of $2, $1, $1 and $1, respectively	3	1	2	3
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $(1), $-, $1, and $-, respectively	1	1	—	1

Total other comprehensive income (loss)	4	5	8	14

Dividends on preferred and preference stock of subsidiaries	(16)	(16)	(32)	(32)

Comprehensive Income	$608	$515	$1,034	$1,019

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2011 vs. SECOND QUARTER 2010
AND
YEAR-TO-DATE 2011 vs. YEAR-TO-DATE 2010
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$94	18.2	$21	2.1

Southern Company’s second quarter 2011 net income after dividends on preferred and preference stock of subsidiaries was $604 million ($0.71 per share) compared to $510 million ($0.62 per share) for the second quarter 2010. The net income increase for the second quarter 2011 when compared to the corresponding period in 2010 was primarily the result of increases in retail base revenues at Georgia Power as authorized under the 2010 ARP and the NCCR tariff, increases in revenues associated with new PPAs at Southern Power, and increases in sales primarily in the industrial sector. The net income increase for the second quarter 2011 was partially offset by a decrease in the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power.
Southern Company’s year-to-date 2011 net income after dividends on preferred and preference stock of subsidiaries was $1.03 billion ($1.20 per share) compared to $1.00 billion ($1.22 per share) for year-to-date 2010. The net income increase for year-to-date 2011 when compared to the corresponding period in 2010 was primarily the result of increases in retail base revenues at Georgia Power as authorized under the 2010 ARP and the NCCR tariff and increases in revenues associated with new PPAs at Southern Power. The net income increase for year-to-date 2011 was partially offset by a decrease in the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power, decreases in revenues in the first quarter 2011 due to significantly colder weather in the first quarter 2010, a decrease in wholesale revenues primarily at Alabama Power, and an increase in depreciation on additional plant in service related to environmental, transmission, and distribution projects.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$271	7.6	$208	2.9

In the second quarter 2011, retail revenues were $3.84 billion compared to $3.57 billion for the corresponding period in 2010. For year-to-date 2011, retail revenues were $7.24 billion compared to $7.03 billion for the corresponding period in 2010.
Details of the change to retail revenues follow:

	Second Quarter		Year-to-Date
	2011		2011
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$3,571		$7,030
Estimated change in —
Rates and pricing	199	5.6	365	5.2
Sales growth (decline)	22	0.6	16	0.2
Weather	13	0.4	(77)	(1.1)
Fuel and other cost recovery	37	1.0	(96)	(1.4)

Retail – current year	$3,842	7.6%	$7,238	2.9%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2011 when compared to the corresponding periods in 2010 primarily due to increases in Georgia Power’s retail base revenues as authorized under the 2010 ARP and the NCCR tariff, which both became effective January 1, 2011. Also contributing to these increases were revenues associated with Alabama Power’s Rate CNP Environmental due to completion of construction projects related to environmental mandates, although there was no increase in the Rate CNP Environmental billing factors in 2011.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2011 when compared to the corresponding periods in 2010 due to increases in weather-adjusted retail KWH sales of 1.5% and 1.5%, respectively. For the second quarter 2011, weather-adjusted residential KWH sales increased 1.2%, weather-adjusted commercial KWH sales remained flat, and weather-adjusted industrial KWH sales increased 3.5%. For year-to-date 2011, weather-adjusted residential KWH sales increased 0.1%, weather-adjusted commercial KWH sales decreased 0.4%, and weather-adjusted industrial KWH sales increased 4.9%. Increased demand in the petroleum, primary metals, and pipelines sectors were the main contributors to the increases in weather-adjusted industrial KWH sales for the second quarter and year-to-date 2011.
Revenues resulting from changes in weather increased in the second quarter 2011 due to slightly more favorable weather when compared to the corresponding period in 2010. For year-to-date 2011, revenues resulting from changes in weather decreased when compared to the corresponding period in 2010 due to significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues increased $37 million in the second quarter 2011 and decreased $96 million for year-to-date 2011 when compared to the corresponding periods in 2010. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$34	7.2	$(59)	(5.8)

Wholesale revenues consist of PPAs with investor-owned utilities and electric cooperatives, unit power sales contracts, and short-term opportunity sales. Wholesale revenues from PPAs and unit power sales contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system-owned generation, demand for energy within the Southern Company service territory, and the availability of the Southern Company system generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Short-term opportunity sales are made at market-based rates that generally provide a margin above the variable cost to produce the energy.
In the second quarter 2011, wholesale revenues were $507 million compared to $473 million for the corresponding period in 2010, reflecting a $38 million increase in energy revenues and a $4 million decrease in capacity revenues. The increase was primarily due to higher energy and capacity revenues under new PPAs at Southern Power that began in June, July, and December 2010 and January 2011. The increase was partially offset by a decrease in wholesale revenues at Alabama Power due to the expiration of long-term unit power sales contracts in May 2010 and the capacity subject to those contracts being made available for retail service starting in June 2010.
For year-to-date 2011, wholesale revenues were $956 million compared to $1.02 billion for the corresponding period in 2010, reflecting a $33 million decrease in energy revenues and a $26 million decrease in capacity revenues. This decrease was primarily related to a decrease in wholesale revenues at Alabama Power due to the expiration of long-term unit power sales contracts in May 2010 and the capacity subject to those contracts being made available for retail service starting in June 2010. The decrease was partially offset by higher energy and capacity revenues under new PPAs at Southern Power that began in June, July, and December 2010 and January 2011.
Other Electric Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$11	8.2	$25	9.3

In the second quarter 2011, other electric revenues were $154 million compared to $143 million for the corresponding period in 2010. For year-to-date 2011, other electric revenues were $303 million compared to $278 million for the corresponding period in 2010. The second quarter and year-to-date 2011 increases were primarily the result of an increase in transmission revenues at Georgia Power.
Other Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(13.1)	$(6)	(14.8)

In the second quarter 2011, other revenues were $18 million compared to $21 million for the corresponding period in 2010. For year-to-date 2011, other revenues were $36 million compared to $42 million for the corresponding period in 2010. The second quarter and year-to-date 2011 decreases were primarily the result of a decrease in revenues at SouthernLINC Wireless related to lower average revenue per subscriber and fewer subscribers due to increased competition in the industry.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Second Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Second Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$44	2.7	$(125)	(3.8)
Purchased power	17	12.6	(10)	(4.0)

Total fuel and purchased power expenses	$61		$(135)

*	Fuel includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
Fuel and purchased power expenses for the second quarter 2011 were $1.82 billion compared to $1.76 billion for the corresponding period in 2010. The increase was primarily the result of a $67 million increase in the average cost of fuel and purchased power, partially offset by a $6 million net decrease related to total KWHs generated and purchased. The increase in the average cost of fuel and purchased power resulted primarily from a 4.6% increase in the average cost of coal per KWH generated, partially offset by a 3.6% decrease in the average cost of natural gas per KWH generated.
For year-to-date 2011, fuel and purchased power expenses were $3.39 billion compared to $3.53 billion for the corresponding period in 2010. The decrease was primarily the result of a $126 million decrease related to total KWHs generated and purchased and a $9 million net decrease related to the average cost of fuel and purchased power. The decrease in the total KWHs generated and purchased resulted primarily from lower customer demand. The net decrease in the average cost of fuel and purchased power resulted primarily from a 12.8% decrease in the average cost of natural gas per KWH generated, partially offset by a 3.4% increase in the average cost of coal per KWH generated.
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
Details of the Southern Company system’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.56	3.50	1.7	3.48	3.55	(2.0)
Purchased power	7.51	5.91	27.1	8.07	6.50	24.2

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.
Other Operations and Maintenance Expenses

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(1.0)	$27	1.5

In the second quarter 2011, other operations and maintenance expenses were $910 million compared to $919 million for the corresponding period in 2010. The decrease was primarily the result of decreases in transmission and distribution expenses due to reductions in overhead line costs at Alabama Power due to storm restoration efforts. The decrease was partially offset by increases in scheduled outage, commodity, and maintenance costs.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2011, other operations and maintenance expenses were $1.85 billion compared to $1.83 billion for the corresponding period in 2010. The increase was primarily the result of a $21 million increase in scheduled outage and maintenance costs, a $26 million increase in commodity and labor costs, and a $6 million increase in customer service related costs. The increase was partially offset by a $22 million decrease in administrative and general costs and a $6 million decrease in transmission and distribution costs.
In August 2010, the Alabama PSC approved a change to Alabama Power’s nuclear maintenance outage accounting process associated with routine refueling activities. As a result, Alabama Power will not recognize any nuclear maintenance outage expenses in 2011, reducing nuclear production expense by approximately $50 million as compared to 2010. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Alabama Power — Nuclear Outage Accounting Order” of Southern Company in Item 7 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$63	17.1	$138	19.4

In the second quarter 2011, depreciation and amortization was $430 million compared to $367 million for the corresponding period in 2010. The increase was primarily the result of a $46 million decrease in the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC and additional depreciation on plant in service related to environmental, transmission, and distribution projects.
For year-to-date 2011, depreciation and amortization was $848 million compared to $710 million for the corresponding period in 2010. The increase was primarily the result of a $97 million decrease in the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC and additional depreciation on plant in service related to environmental, transmission, and distribution projects.
See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Retail Regulatory Matters — Georgia Power — Retail Rate Plans” for additional information on the other cost of removal regulatory liability.
Taxes Other Than Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$13	5.8	$21	4.9

In the second quarter 2011, taxes other than income taxes were $227 million compared to $214 million for the corresponding period in 2010. For year-to-date 2011, taxes other than income taxes were $447 million compared to $426 million for the corresponding period in 2010. The second quarter and year-to-date 2011 increases were primarily the result of increases in property taxes, payroll taxes, and franchise fees.
Allowance for Equity Funds Used During Construction

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(20.5)	$(24)	(24.8)

In the second quarter 2011, AFUDC equity was $36 million compared to $46 million for the corresponding period in 2010. The decrease was primarily due to the inclusion of Georgia Power’s Plant Vogtle Units 3 and 4 construction work in progress in rate base effective January 1, 2011 which reduced the amount of AFUDC capitalized. This decrease was partially offset by construction work in progress related to Mississippi Power’s Kemper IGCC which began construction in June 2010.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2011, AFUDC equity was $71 million compared to $95 million for the corresponding period in 2010. The decrease was primarily due to the inclusion of Georgia Power’s Plant Vogtle Units 3 and 4 construction work in progress in rate base effective January 1, 2011 which reduced the amount of AFUDC capitalized and the completion of environmental construction projects at Alabama Power. This decrease was partially offset by construction work in progress related to Mississippi Power’s Kemper IGCC which began construction in June 2010.
See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Retail Regulatory Matters — Georgia Power — Nuclear Construction” and Note (B) to the Condensed Financial Statements under “State PSC Matters — Georgia Power — Nuclear Construction” herein for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(20)	(8.8)	$(20)	(4.5)

In the second quarter 2011, interest expense, net of amounts capitalized was $199 million compared to $219 million for the corresponding period in 2010. For year-to-date 2011, interest expense, net of amounts capitalized was $421 million compared to $441 million for the corresponding period in 2010. These decreases were primarily due to a reduction of $23 million in interest expense at Georgia Power related to the settlement of litigation with the Georgia Department of Revenue (DOR). See Note (B) to the Condensed Financial Statements under “Income Tax Matters — Georgia State Income Tax Credits” herein for additional information.
Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$102	40.9	$97	20.0

In the second quarter 2011, income taxes were $349 million compared to $247 million for the corresponding period in 2010. This increase was primarily due to higher pre-tax earnings, an increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid, a reduction in AFUDC equity, which is non-taxable, and a decrease in the Internal Revenue Code Section 199 production activities deduction.
For year-to-date 2011, income taxes were $580 million compared to $483 million for the corresponding period in 2010. This increase was primarily due to higher pre-tax earnings, a decrease in the first quarter 2010 in uncertain tax positions at Georgia Power related to state income tax credits, an increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid, a reduction in AFUDC equity, which is non-taxable, and a decrease in the Internal Revenue Code Section 199 production activities deduction.
See Notes (B) and (G) to the Condensed Financial Statements under “Income Tax Matters — Georgia State Income Tax Credits” and “Unrecognized Tax Benefits,” respectively, herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the traditional operating companies’ ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently incurred costs during a time of increasing costs. Other major factors include profitability of the competitive wholesale supply business and federal regulatory policy. Future earnings for the electricity business in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather,

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
competition, new energy contracts with neighboring utilities and other wholesale customers, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service area. In addition, the level of future earnings for the wholesale supply business also depends on numerous factors including creditworthiness of customers, total available generating capacity, future acquisitions and construction of generating facilities, and the successful remarketing of capacity as current contracts expire. Changes in economic conditions impact sales for the traditional operating companies and Southern Power, and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
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
Southern Company has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Coal Combustion Byproducts” of Southern Company in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Southern Company estimates that the aggregate capital costs to the traditional operating companies for compliance with these rules could range from $13 billion to $18 billion through 2020 if adopted as proposed. Included in this amount is $686 million of estimated expenditures included in the 2011-2013 base level capital budgets of Southern Company’s subsidiaries described herein in anticipation of these rules. See FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” herein for additional information. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Southern Company’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly impact electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA against certain Southern Company subsidiaries. The EPA’s action against Alabama Power alleged that Alabama Power violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On March 14, 2011, the U.S. District Court for the Northern District of Alabama granted Alabama Power’s motion for summary judgment on all remaining claims and dismissed the case with prejudice. The EPA has appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The ultimate outcome of this matter cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — New York Case” of Southern Company in Item 7 and Note 3 of the financial statements of Southern Company under “Environmental Matters — Carbon Dioxide Litigation — New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. The ultimate outcome of this matter cannot be determined at this time.
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Kivalina Case” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Carbon Dioxide Litigation — Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Ninth Circuit stayed this case on February 23, 2011, pending the decision of the U.S. Supreme Court in the New York case discussed above. The plaintiffs have moved to lift the stay. The ultimate outcome of this matter cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” of Southern Company in Item 7 and Note 3 of the financial statements of Southern Company under “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought a previous common law nuisance case involving substantially similar allegations. The earlier case was ultimately dismissed by the trial and appellate courts on procedural grounds. The current litigation was filed against numerous chemical, coal, oil, and utility companies (including Alabama Power, Georgia Power, Gulf Power, and Southern Power) and includes many of the same defendants that were involved in the earlier case. Southern Company believes these claims are without merit. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding regulation of air quality.
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule establishes numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by November 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of the facilities of Southern Company’s

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
subsidiaries which could impact unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be impacted if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the proposed compliance period, and the limited compliance period could negatively impact electric system reliability. The outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
In April 2010, the EPA proposed an Industrial Boiler MACT rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers and start-up boilers. The EPA published the final rules on March 21, 2011 and, at the same time, issued a notice of intent to reconsider the final rules to allow for additional public review and comment. The EPA has announced plans to propose a revised rule by October 31, 2011 and to finalize the rule by April 30, 2012. Georgia Power has delayed the decision to convert Plant Mitchell Unit 3 to biomass until there is greater clarity regarding these and other proposed and recently adopted regulations. The impact of these regulations will depend on their final form and the outcome of any legal challenges and cannot be determined at this time.
In October 2008, the EPA approved a revision to Alabama’s State Implementation Plan (SIP) requirements related to opacity which granted some flexibility to affected sources while requiring compliance with Alabama’s very strict opacity limits through use of continuous opacity monitoring system data. On April 6, 2011, the EPA attempted to rescind its previous approval of the Alabama SIP revision. On April 8, 2011, Alabama Power filed an appeal of that decision with the U.S. Court of Appeals for the Eleventh Circuit and requested the court to stay the effectiveness of the EPA’s attempted rescission pending judicial review. The EPA’s decision became effective May 6, 2011 and the court denied Alabama Power’s requested stay on May 12, 2011. Unless the court resolves Alabama Power’s appeal in its favor, the EPA’s rescission will continue to impact Alabama Power. The EPA’s rescission has impacted unit availability and increased maintenance and compliance costs. The final outcome of this matter cannot be determined at this time.
On June 23, 2011, the EPA published its determination that the 20-county area within metropolitan Atlanta had achieved attainment with the current eight-hour ozone air quality standard. However, a revised eight-hour ozone standard requiring even lower concentrations of ozone in ambient air is expected to be finalized in late summer 2011.
On July 6, 2011, the EPA signed the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. Each of the states within Southern Company’s service area is impacted by the CSAPR’s summer ozone season nitrogen oxide allowance trading program, and the States of Alabama and Georgia are affected by the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for each state, and the impact on each of the traditional operating companies will vary. The operating companies may need to purchase allowances to demonstrate compliance with the CSAPR. Unit availability may also be impacted. The ultimate outcome will depend on the outcome of any legal challenges and cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 22, 2011, the Board of the Georgia Department of Natural Resources began consideration of modifications to the Georgia Multi-Pollutant Rule, which is designed to reduce emissions of mercury, sulfur dioxide, and nitrogen oxides statewide. On June 29, 2011, the modifications were approved and the compliance dates for certain of Georgia Power’s coal-fired generating units were changed as follows:

Branch 1	December 31, 2013
Branch 2	October 1, 2013
Branch 3	October 1, 2015
Branch 4	December 31, 2015
See “State PSC Matters — Georgia Power Retail Regulatory Matters — 2011 Integrated Resource Plan Update” herein for additional information.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Water Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a rule that establishes standards for reducing impacts to fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse impacts to fish and other aquatic life due to impingement (when fish and other aquatic life are trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (when aquatic organisms are drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards (for intake velocity or alternatively numeric impingement reduction standards) and entrainment reduction requirements (determined on a case-by-case basis). The rule’s proposed impingement standards could require changes to cooling water intake structures at many of Southern Company affiliates’ existing generating facilities, including facilities with closed-cycle re-circulating cooling systems (cooling towers). To address the rule’s entrainment standards, facilities with once-through cooling systems may have to install cooling towers. New units constructed at existing plants would have to meet the national impingement standards and install closed-cycle cooling or the equivalent to meet the entrainment mandate. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of the facilities of Southern Company’s subsidiaries may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
State PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In previous years, the traditional operating companies have experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and uranium and volatile price swings in natural gas. These higher fuel costs have resulted in total under recovered fuel costs included in the balance sheets of Alabama Power, Georgia Power, and Gulf Power of approximately $375 million at June 30, 2011. Mississippi Power collected all previously under recovered fuel costs and, as of June 30, 2011, had a total over recovered fuel balance of approximately $48 million. At December 31, 2010, total under recovered fuel costs included in the balance sheets of Alabama Power, Georgia Power, and Gulf Power were approximately $420 million and Mississippi Power had a total over recovered fuel balance of $55 million. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changing the billing factor has no significant effect on Southern Company’s revenues or net income, but does impact annual cash flow. The traditional operating companies continuously monitor the under or over recovered fuel cost balances.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On May 24, 2011, the Georgia PSC approved Georgia Power’s request to decrease fuel rates by 0.61%. The decrease will reduce Georgia Power’s annual billings by approximately $43 million effective June 1, 2011. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Alabama Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Georgia Power — Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Alabama Power Retail Regulatory Matters
Retail Rate Adjustments
See BUSINESS — “Rate Matters — Rate Structure and Cost Recovery Plans” of Southern Company in Item 1, MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Alabama Power — Rate RSE” and “PSC Matters — Alabama Power — Natural Disaster Reserve” of Southern Company in Item 7 of the Form 10-K for information regarding the rate structure of Alabama Power. On July 12, 2011, the Alabama PSC issued an order to eliminate a tax-related adjustment under Alabama Power’s rate structure effective with October 2011 billings. Alabama Power anticipates the elimination of this adjustment will result in additional revenues of approximately $30 million for the remainder of 2011 and is expected to have an annual effect of approximately $150 million beginning in 2012.
In accordance with the order, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues from the elimination of the tax-related adjustment, to replenish the NDR, which was impacted as a result of operations and maintenance expenses incurred in connection with the April 2011 storms in Alabama. Alabama Power expects that these additional revenues will preclude the need for a rate adjustment under Rate Stabilization and Equalization (Rate RSE). Accordingly, Alabama Power agreed to a moratorium on any increase in 2012 under Rate RSE.
Natural Disaster Reserve
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Alabama Power — Natural Disaster Reserve” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Alabama Power — Natural Disaster Reserve” in Item 8 of the Form 10-K.
On April 27, 2011, storms swept through the central part of Alabama causing significant damage in parts of the service territory of Alabama Power. Over 400,000 of Alabama Power’s 1.4 million customers were without electrical service immediately after the storms, resulting from significant damage to Alabama Power’s transmission and distribution facilities. In addition, during the first six months of 2011, multiple storms caused varying degrees of damage to Alabama Power’s facilities. The estimated cost of repairing the damage to facilities and restoring electrical service to customers, as a result of these storms, is between $40 million and $55 million for operations and maintenance expenses and between $135 million and $165 million for capital-related expenditures. Alabama Power maintains a reserve for operations and maintenance expenses to cover the cost of damages from major storms to Alabama Power’s transmission and distribution facilities.
At June 30, 2011, the NDR had an accumulated balance of $90 million, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in the Condensed Statements of Income herein.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In accordance with the order discussed above that was issued by the Alabama PSC on July 12, 2011 to eliminate a tax-related adjustment under Alabama Power’s rate structure, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues, which are expected to be approximately $30 million.
Georgia Power Retail Regulatory Matters
2011 Integrated Resource Plan Update
See “Environmental Matters — Air Quality” and “— Water Quality” herein and BUSINESS — “Rate Matters — Integrated Resource Planning” of Southern Company in Item 1, MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality,” “— Water Quality,” and “— Coal Combustion Byproducts” of Southern Company in Item 7, and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K for additional information regarding potential rules and regulations being developed by the EPA, including the Utility MACT rule for coal- and oil-fired EGUs, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; and the 2010 ARP.
On August 4, 2011, Georgia Power filed an update to its IRP (2011 IRP Update). The filing includes Georgia Power’s application to decertify Plant Branch Units 1 and 2 as of December 31, 2013 and October 1, 2013, the compliance dates for the respective units under the Georgia Multi-Pollutant Rule. However, as a result of the considerable uncertainty regarding pending state and federal environmental regulations, Georgia Power is continuing to defer decisions to add controls, switch fuel, or retire its remaining fossil generating units where environmental controls have not yet been installed, representing approximately 2,600 MWs of capacity. Georgia Power expects to update its economic analysis of these units once the Utility MACT rule is finalized. Georgia Power currently expects that certain units, representing approximately 600 MWs of capacity, are more likely than others to switch fuel or be controlled in time to comply with the Utility MACT rule. However, even if the updated economic analysis shows more positive benefits associated with adding controls or switching fuel for more units, it is unlikely that all of the required controls could be completed by 2015, the expected effective date of the Utility MACT rule. As a result, Georgia Power currently cannot rely on the availability of approximately 2,000 MWs of capacity in 2015. As such, the 2011 IRP Update also includes Georgia Power’s application requesting that the Georgia PSC certify the purchase of a total of 1,562 MWs of capacity beginning in 2015, from four PPAs selected through the 2015 request for proposal process.
Under the terms of the 2010 ARP, any costs associated with changes to Georgia Power’s approved environmental operating or capital budgets resulting from new or revised environmental regulations through 2013 that are approved by the Georgia PSC in connection with an updated IRP will be deferred as a regulatory asset to be recovered over a time period deemed appropriate by the Georgia PSC. In connection with the retirement decision, Georgia Power reclassified the retail portion of the net carrying value of Plant Branch Units 1 and 2 from plant in service, net of depreciation, to other utility plant, net. Georgia Power is continuing to depreciate these units using the current composite straight-line rates previously approved by the Georgia PSC and upon actual retirement has requested that the Georgia PSC approve the continued deferral and amortization of the units’ remaining net carrying value. As a result of this regulatory treatment, the de-certification of Plant Branch Units 1 and 2 is not expected to have a significant impact on Southern Company’s financial statements.
The Georgia PSC is expected to vote on these requests in March 2012. The ultimate outcome of these matters cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Storm Damage Recovery
During April 2011, severe storms in Georgia caused significant damage to Georgia Power’s distribution and transmission facilities. Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of June 30, 2011, the balance in the regulatory asset related to storm damage was $43 million. As a result of this regulatory treatment, the costs related to the storms are not expected to have a material impact on Southern Company’s financial statements. See Note 1 to the financial statements of Southern Company under “Storm Damage Reserves” in Item 8 of the Form 10-K for additional information.
Gulf Power Retail Regulatory Matters
Retail Base Rate Case
On July 8, 2011, Gulf Power filed a petition with the Florida PSC requesting an increase in retail rates to the extent necessary to generate additional gross annual revenues in the amount of $93.5 million. The requested increase is expected to provide a reasonable opportunity for Gulf Power to earn a retail rate of return on common equity of 11.7%. The Florida PSC is expected to make a decision on this matter in the first quarter 2012.
Additionally, Gulf Power has requested interim relief to increase retail rates to the extent necessary to generate additional gross revenues in the amount of $38.5 million, to be operative during the interim period before the effective date of the requested rate increase. Gulf Power has requested that the Florida PSC act within 60 days to authorize Gulf Power to begin collecting these revenues as soon as possible.
The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
Georgia State Income Tax Credits
Georgia Power’s 2005 through 2009 income tax filings for the State of Georgia included state income tax credits for increased activity through Georgia ports. Georgia Power also filed similar claims for the years 2002 through 2004. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On June 10, 2011, Georgia Power and the Georgia DOR agreed to a settlement resolving the claims. As a result, Georgia Power recorded additional tax benefits of approximately $64 million and, in accordance with the 2010 ARP, also recorded a related regulatory liability of approximately $62 million. In addition, Georgia Power recorded a reduction of approximately $23 million in related interest expense. See Notes 3 and 5 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, for additional information.
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Southern Company. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. The guidance creates questions about how the rules should be applied. Based on recent discussions with the IRS, Southern Company estimates the potential increased cash flow for 2011 to be between approximately $400 million and $600 million. The ultimate outcome of this matter cannot be determined at this time.

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
On March 11, 2011, a major earthquake and tsunami struck Japan and caused substantial damage to the nuclear generating units at the Fukushima Daiichi generating plant. While the Southern Company system will continue to monitor this situation, it has not identified any immediate impact to the licensing and construction of Plant Vogtle Units 3 and 4 or the operation of the existing nuclear generating units of Alabama Power and Georgia Power.
The events in Japan have created uncertainties that may affect transportation, price of fuels, availability of equipment from Japanese manufacturers, and future costs for operating nuclear plants. Specifically, the NRC plans to perform additional operational and safety reviews of nuclear facilities in the U.S., which could potentially impact future operations and capital requirements. As a first step in this review, on July 12, 2011, a special NRC task force issued a report with initial recommendations for enhancing nuclear reactor safety in the U.S., including potential changes in emergency planning, onsite backup generation, and spent fuel pools for existing reactors. The final form and resulting impact of any changes to safety requirements for existing nuclear reactors will be dependent on further review and action by the NRC and cannot be determined at this time. The task force report supported completion of the certification of the AP1000 reactor design being used at Plant Vogtle Units 3 and 4, noting that the design has many of the features necessary to address the task force’s recommendations.
See RISK FACTORS of Southern Company in Item 1A of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.
Investments in Leveraged Leases
Southern Company has several leveraged lease agreements, with terms ranging up to 45 years, which relate to international and domestic energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. Southern Company reviews all important lease assumptions at least annually, or more frequently if events or changes in circumstances indicate that a change in assumptions has occurred or may occur. These assumptions include the effective tax rate, the residual value, the credit quality of the lessees, and the timing of expected tax cash flows. See Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional information.
The recent financial and operational performance of one of Southern Company’s lessees and the associated generation assets has raised potential concerns on the part of Southern Company as to the credit quality of the lessee and the residual value of the asset. Southern Company will continue to monitor the performance of the underlying assets and to evaluate the ability of the lessee to continue to make the required lease payments. While there are strategic options that Southern Company may pursue to recover its investment in the leveraged lease, the potential impairment loss that would be incurred if there is an abandonment of the project is expected to be approximately $80 million on an after-tax basis. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Southern Company and its subsidiaries are involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Company and its subsidiaries are subject to certain claims and legal actions arising in the ordinary course of business. The business activities of Southern Company’s subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at June 30, 2011. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $2.39 billion for the first six months of 2011, an increase of $974 million from the corresponding period in 2010. Significant changes in operating cash flow for the first six months of 2011 as compared to the corresponding period in 2010 include an increase in net income as previously discussed. Also contributing to the increase was an increase in deferred income taxes related to bonus depreciation and an increase in accrued income taxes primarily due to the timing of tax payments. Net cash used for investing activities totaled $2.06 billion for the first six months of 2011, an increase of $28 million from the corresponding period in 2010. The increase was primarily due to increased property additions. Net cash used for financing activities totaled $335 million for the first six months of 2011, compared to $197 million provided in the corresponding period in 2010. This change was primarily due to a decrease in notes payable and redemptions of long-term debt, partially offset by long-term debt issuances. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2011 include a decrease in prepaid expenses of $424 million due to a reduction of prepaid income taxes and an increase of $1.28 billion in total property, plant, and equipment for the installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Other significant changes include a decrease in notes payable of $440 million and an increase in equity of $780 million.
The market price of Southern Company’s common stock at June 30, 2011 was $40.38 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $19.80 per share, representing a market-to-book ratio of 203.9%, compared to $38.23, $19.21, and 199.0%, respectively, at the end of 2010. The dividend for the second quarter 2011 was $0.4725 per share compared to $0.455 per share in the second quarter 2010.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for the construction programs of its subsidiaries and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Approximately $1.35 billion will be required through June 30, 2012 for maturities and announced redemptions of long-term debt.
The construction programs of Southern Company’s subsidiaries are estimated to include a base level investment of $4.9 billion, $5.1 billion, and $4.5 billion for 2011, 2012, and 2013, respectively. Included in these estimated amounts are environmental expenditures to comply with existing statutes and regulations of $341 million, $427 million, and $452 million for 2011, 2012, and 2013, respectively. In addition, Southern Company estimates that potential incremental investments to comply with anticipated new environmental regulations could range from $74 million to $289 million for 2011, $191 million to $670 million for 2012, and $476 million to $1.9 billion for 2013. If the EPA’s proposed Utility MACT rule is finalized as proposed, Southern Company estimates the potential investments in 2011 through 2013 for new environmental regulations will be closer to the upper end of the ranges set forth above. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants, including unit retirements and replacements, to meet new regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
In June 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to the construction of Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed the lesser of 70% of eligible project costs or approximately $3.46 billion, and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to receipt of the combined construction and operating licenses for Plant Vogtle Units 3 and 4 from the NRC, negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. There can be no assurance that the DOE will issue loan guarantees for Georgia Power.

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
At June 30, 2011, Southern Company and its subsidiaries had approximately $437 million of cash and cash equivalents and approximately $5.18 billion of unused committed credit arrangements with banks, of which $764 million expire in 2011, $245 million expire in 2012, $370 million expire in 2014, and $3.80 billion expire in 2016. Of the credit arrangements expiring in 2011 and 2012, $41 million contain provisions allowing two-year term loans executable at expiration and $572 million contain provisions allowing one-year term loans executable at expiration. Subsequent to June 30, 2011, $498 million of credit arrangements expiring in 2011 were replaced or extended with $492 million of credit arrangements, of which $22 million expire in 2012, $60 million expire in 2013, and $410 million expire in 2014. At June 30, 2011, approximately $1.43 billion of the credit facilities were dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the traditional operating companies. At June 30, 2011, the Southern Company system had approximately $852 million of short-term borrowings outstanding, comprised of commercial paper and bank borrowings, with a weighted average interest rate of 0.3% per annum. During the second quarter 2011, Southern Company had an average of $960 million of short-term borrowings outstanding with a weighted average interest rate of 0.3% per annum and the maximum amount outstanding was $1.32 billion. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information relating to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel (Facility).
Mississippi Power was required to provide notice of its intent to either renew the lease or purchase the Facility by July 22, 2011. On July 20, 2011, Mississippi Power provided notice to the lessor of its intent to purchase the Facility. Mississippi Power’s right to purchase the Facility was approved by the Mississippi PSC in its order dated January 7, 1998, as amended on February 19, 1999, which granted Mississippi Power a Certificate of Public Convenience and Necessity for the Facility. Mississippi Power expects to acquire the Facility in October 2011.
In conjunction with the purchase of the Facility, Mississippi Power will make a cash payment of approximately $84 million. Mississippi Power also intends to assume debt obligations of the lessor related to the Facility, which mature in 2021 and have a face value of $270 million and a fixed stated interest rate of 7.13%. Accounting rules require that the Facility be reflected on Southern Company’s financial statements at the time of the purchase at the fair value of the consideration rendered. Accordingly, any assumed debt will be recorded at fair market value at the time of the purchase of the Facility in October 2011. Based on interest rates as of July 20, 2011, the fair value of the debt assumed would have been approximately $350 million. Mississippi Power intends to maintain its traditional capital structure by adding equity to support the additional debt.
In connection with the purchase of the Facility, on July 25, 2011, Mississippi Power filed a request for an accounting order from the Mississippi PSC. If the accounting order is approved as requested, the revenue requirements under the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
purchase option will equal those otherwise required under operating lease accounting treatment for the extended lease term, with any differences deferred as a regulatory asset over the 10-year period ending October 2021. At the conclusion of the proposed deferral period in 2021, the unamortized deferral balance will be amortized into rates over the remaining life of the Facility. The ultimate outcome of this matter cannot be determined at this time.
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At June 30, 2011, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $586 million. At June 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $2.76 billion. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Company’s ability to access capital markets, particularly the short-term debt market.
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
Due to cost-based rate regulation and other various cost recovery mechanisms, the traditional operating companies continue to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts or heat-rate contracts for the purchase and sale of electricity through the wholesale electricity market. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. Southern Company had no material change in market risk exposure for the second quarter 2011 when compared with the December 31, 2010 reporting period.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2011 were as follows:

	Second Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(158)	$(196)
Contracts realized or settled	48	86
Current period changes(a)	(26)	(26)

Contracts outstanding at the end of the period, assets (liabilities), net	$(136)	$(136)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2011 was an increase of $22 million and an increase of $60 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and prices of natural gas. At June 30, 2011, Southern Company had a net hedge volume of 154 million mmBtu with a weighted average contract cost approximately $0.97 per mmBtu above market prices, compared to 154 million mmBtu at March 31, 2011 with a weighted average contract cost approximately $1.09 per mmBtu above market prices and compared to 149 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $1.35 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the traditional operating companies’ fuel cost recovery clauses.
The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	June 30, 2011	December 31, 2010
	(in millions)
Regulatory hedges	$(133)	$(193)
Cash flow hedges	—	(1)
Not designated	(3)	(2)

Total fair value	$(136)	$(196)

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
Total net unrealized pre-tax gains (losses) recognized in income were $(1) million for each of the three and six months ended June 30, 2011 and will continue to be marked to market until the settlement date. For the three and six months ended June 30, 2010, the total net unrealized pre-tax gains recognized in the statements of income were $2 million and $1 million, respectively.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2011 were as follows:

	June 30, 2011
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(136)	(104)	(32)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(136)	$(104)	$(32)	$—

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
Financing Activities
During the first six months of 2011, Southern Company issued approximately 14 million shares of common stock for $482 million through the Southern Investment Plan and employee and director stock plans. The proceeds were primarily used for general corporate purposes, including the investment by Southern Company in its subsidiaries, and to repay short-term indebtedness. While Southern Company continues to issue additional equity through its employee and director equity compensation plans, Southern Company is not currently issuing additional shares of common stock through the Southern Investment Plan or its employee savings plan. All sales under the Southern Investment Plan and the employee savings plan are currently being funded with shares acquired on the open market by the independent plan administrators.
In December 2010, the Development Authority of Floyd County issued $53 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 2010 for the benefit of Georgia Power. These bonds were purchased and held by Georgia Power. In January 2011, Georgia Power remarketed these bonds to investors.
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
In February 2011, Alabama Power’s $200 million Series HH 5.10% Senior Notes due February 1, 2011 matured.
In February 2011, Mississippi Power redeemed a $50 million series of revenue bonds issued in December 2010.

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
In March 2011, Mississippi Power’s $80 million long-term bank note with a variable interest rate based on one-month LIBOR matured.
In April 2011, Georgia Power issued $250 million aggregate principal amount of Series 2011B 3.0% Senior Notes due April 15, 2016. The proceeds were used to repay short-term debt and for general corporate purposes, including Georgia Power’s continuous construction program.
In April 2011, Georgia Power purchased and held $113.5 million of pollution control revenue bonds. On June 1, 2011, the bonds were re-marketed to investors.
In April 2011, Mississippi Power entered into a one-year $75 million aggregate principal amount long-term floating rate bank loan that bears interest based on one-month LIBOR. The proceeds were used to repay short-term debt and for general corporate purposes, including Mississippi Power’s continuous construction program.
In May 2011, Alabama Power issued $200 million aggregate principal amount of Series 2011B 3.950% Senior Notes due June 1, 2021 and $250 million aggregate principal amount of Series 2011C 5.200% Senior Notes due June 1, 2041. The net proceeds were used by Alabama Power for the redemption of $100 million aggregate principal amount of the Series GG 5 7/8% Senior Notes due February 1, 2046, $200 million aggregate principal amount of the Series II 5.875% Senior Notes due March 15, 2046, and $150 million aggregate principal amount of the Series JJ 6.375% Senior Notes due June 15, 2046.
In May 2011, Gulf Power issued $125 million aggregate principal amount of Series 2011A 5.75% Senior Notes due June 1, 2051. The net proceeds from the sale of the Series 2011A Senior Notes were used to repay a $110 million bank note, to repay a portion of Gulf Power’s outstanding short-term indebtedness, and for general corporate purposes, including Gulf Power’s continuous construction program.
Subsequent to June 30, 2011, Georgia Power redeemed $67 million of pollution control revenue bonds.
Subsequent to June 30, 2011, approximately $8 million of Georgia Power’s pollution control revenue bonds matured.
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
     (b) Changes in internal controls.
There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter 2011 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,244	$1,222	$2,370	$2,398
Wholesale revenues, non-affiliates	70	137	138	309
Wholesale revenues, affiliates	75	53	150	151
Other revenues	51	50	102	99

Total operating revenues	1,440	1,462	2,760	2,957

Operating Expenses:
Fuel	428	466	823	955
Purchased power, non-affiliates	17	13	28	31
Purchased power, affiliates	57	52	103	104
Other operations and maintenance	290	308	587	618
Depreciation and amortization	159	153	316	298
Taxes other than income taxes	85	81	170	163

Total operating expenses	1,036	1,073	2,027	2,169

Operating Income	404	389	733	788
Other Income and (Expense):
Allowance for equity funds used during construction	6	7	11	20
Interest income	5	4	9	8
Interest expense, net of amounts capitalized	(77)	(76)	(151)	(151)
Other income (expense), net	(7)	(5)	(13)	(11)

Total other income and (expense)	(73)	(70)	(144)	(134)

Earnings Before Income Taxes	331	319	589	654
Income taxes	131	119	227	241

Net Income	200	200	362	413
Dividends on Preferred and Preference Stock	10	10	20	20

Net Income After Dividends on Preferred and Preference Stock	$190	$190	$342	$393

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Income After Dividends on Preferred and Preference Stock	$190	$190	$342	$393
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1), $-, $1, and $-, respectively	1	—	3	—
Reclassification adjustment for amounts included in net income, net of tax of $(1), $-, $(1), and $1, respectively	(2)	(1)	(2)	—

Total other comprehensive income (loss)	(1)	(1)	1	—

Comprehensive Income	$189	$189	$343	$393

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2011	2010
	(in millions)
Operating Activities:
Net income	$362	$413
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	373	343
Deferred income taxes	174	124
Allowance for equity funds used during construction	(11)	(20)
Pension, postretirement, and other employee benefits	(24)	(17)
Stock based compensation expense	4	4
Other, net	(3)	(27)
Changes in certain current assets and liabilities —
-Receivables	(57)	(49)
-Fossil fuel stock	13	15
-Materials and supplies	(5)	(8)
-Other current assets	(66)	(49)
-Accounts payable	(77)	(88)
-Accrued taxes	193	(45)
-Accrued compensation	(52)	(21)
-Other current liabilities	(5)	(77)

Net cash provided from operating activities	819	498

Investing Activities:
Property additions	(485)	(483)
Distribution of restricted cash from pollution control revenue bonds	11	5
Nuclear decommissioning trust fund purchases	(252)	(84)
Nuclear decommissioning trust fund sales	252	84
Cost of removal, net of salvage	(47)	(16)
Change in construction payables	(14)	(28)
Other investing activities	(22)	(25)

Net cash used for investing activities	(557)	(547)

Financing Activities:
Increase in notes payable, net	—	60
Proceeds —
Capital contributions from parent company	5	11
Senior notes issuances	700	—
Redemptions —
Senior notes	(650)	—
Payment of preferred and preference stock dividends	(20)	(20)
Payment of common stock dividends	(277)	(271)
Other financing activities	(12)	1

Net cash used for financing activities	(254)	(219)

Net Change in Cash and Cash Equivalents	8	(268)
Cash and Cash Equivalents at Beginning of Period	154	368

Cash and Cash Equivalents at End of Period	$162	$100

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5 and $8 capitalized for 2011 and 2010, respectively)	$141	$125
Income taxes (net of refunds)	(100)	204
Noncash transactions — accrued property additions at end of period	14	46
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2011	2010
	(in millions)
Current Assets:
Cash and cash equivalents	$162	$154
Restricted cash and cash equivalents	7	18
Receivables —
Customer accounts receivable	376	362
Unbilled revenues	164	153
Under recovered regulatory clause revenues	14	5
Other accounts and notes receivable	42	35
Affiliated companies	56	57
Accumulated provision for uncollectible accounts	(10)	(10)
Fossil fuel stock, at average cost	378	391
Materials and supplies, at average cost	344	346
Vacation pay	56	55
Prepaid expenses	128	208
Other regulatory assets, current	28	38
Other current assets	10	10

Total current assets	1,755	1,822

Property, Plant, and Equipment:
In service	20,394	19,966
Less accumulated provision for depreciation	7,127	6,931

Plant in service, net of depreciation	13,267	13,035
Nuclear fuel, at amortized cost	329	283
Construction work in progress	443	547

Total property, plant, and equipment	14,039	13,865

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	62	64
Nuclear decommissioning trusts, at fair value	570	552
Miscellaneous property and investments	74	71

Total other property and investments	706	687

Deferred Charges and Other Assets:
Deferred charges related to income taxes	529	488
Prepaid pension costs	277	257
Deferred under recovered regulatory clause revenues	21	4
Other regulatory assets, deferred	685	675
Other deferred charges and assets	218	196

Total deferred charges and other assets	1,730	1,620

Total Assets	$18,230	$17,994

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in millions)
Current Liabilities:
Securities due within one year	$—	$200
Accounts payable —
Affiliated	206	210
Other	208	273
Customer deposits	86	86
Accrued taxes —
Accrued income taxes	28	2
Other accrued taxes	78	32
Accrued interest	68	63
Accrued vacation pay	45	45
Accrued compensation	57	99
Liabilities from risk management activities	20	31
Over recovered regulatory clause revenues	12	22
Other current liabilities	41	41

Total current liabilities	849	1,104

Long-term Debt	6,236	5,987

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,968	2,747
Deferred credits related to income taxes	81	85
Accumulated deferred investment tax credits	153	157
Employee benefit obligations	306	311
Asset retirement obligations	536	520
Other cost of removal obligations	693	701
Other regulatory liabilities, deferred	183	217
Other deferred credits and liabilities	67	87

Total deferred credits and other liabilities	4,987	4,825

Total Liabilities	12,072	11,916

Redeemable Preferred Stock	342	342

Preference Stock	343	343

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,222	1,222
Paid-in capital	2,169	2,156
Retained earnings	2,088	2,022
Accumulated other comprehensive loss	(6)	(7)

Total common stockholder’s equity	5,473	5,393

Total Liabilities and Stockholder’s Equity	$18,230	$17,994

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2011 vs. SECOND QUARTER 2010
AND
YEAR-TO-DATE 2011 vs. YEAR-TO-DATE 2010
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(51)	(13.0)

Alabama Power’s net income after dividends on preferred and preference stock for the second quarter 2011 and second quarter 2010 was $190 million. Alabama Power’s net income after dividends on preferred and preference stock for year-to-date 2011 was $342 million compared to $393 million for the corresponding period in 2010. For year-to-date 2011, the $51 million decrease when compared to the corresponding period in 2010 was primarily due to reductions in wholesale revenues from sales to non-affiliates, significantly colder weather in the first quarter 2010, an increase in depreciation and amortization, and a reduction in AFUDC equity. The decreases in income were partially offset by a decrease in operations and maintenance expenses and an increase in revenues under Rate CNP Environmental associated with the completion of construction projects related to environmental mandates.
Retail Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$22	1.8	$(28)	(1.2)

In the second quarter 2011, retail revenues were $1.24 billion compared to $1.22 billion for the corresponding period in 2010. For year-to-date 2011, retail revenues were $2.37 billion compared to $2.40 billion for the corresponding period in 2010.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2011		2011
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,222		$2,398
Estimated change in —
Rates and pricing	20	1.6	46	1.9
Sales growth (decline)	7	0.6	5	0.2
Weather	9	0.7	(37)	(1.5)
Fuel and other cost recovery	(14)	(1.1)	(42)	(1.8)

Retail – current year	$1,244	1.8%	$2,370	(1.2)%

Revenues associated with changes in rates and pricing increased in the second quarter 2011 and year-to-date 2011, when compared to the corresponding periods in 2010, primarily due to increased revenues associated with Rate CNP Environmental. The increase was due to the completion of construction projects related to environmental mandates, although there was no increase in the Rate CNP Environmental billing factors in 2011.
Revenues attributable to changes in sales increased in the second quarter 2011 when compared to the corresponding period in 2010. Industrial KWH energy sales increased 4.8% due to an increase in demand resulting from changes in production levels primarily in the chemical and primary metals sectors. Weather-adjusted residential KWH energy sales increased 1.1% driven by an increase in demand. Weather-adjusted commercial KWH energy sales decreased 2.5% due to a decline in demand.
Revenues attributable to changes in sales increased year-to-date 2011 when compared to the corresponding period in 2010. Industrial KWH energy sales increased 7.1% due to an increase in demand resulting from changes in production levels primarily in the chemical and primary metals sectors. Weather-adjusted commercial KWH energy sales decreased 1.8% due to a decline in demand. Weather-adjusted residential KWH energy sales decreased 0.9% driven by a slight decline in demand.
Revenues resulting from changes in weather increased in the second quarter 2011 when compared to the corresponding period in 2010. Residential and commercial sales revenues increased 1.2% and 0.8%, respectively, as a result of slightly more favorable weather when compared to the corresponding period in 2010.
Revenues resulting from changes in weather decreased year-to-date 2011 when compared to the corresponding period in 2010. Residential and commercial sales revenues decreased 3.2% and 0.3%, respectively, as a result of significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues decreased in the second quarter 2011 and year-to-date 2011, when compared to the corresponding periods in 2010, primarily due to a decrease in fuel costs and a decrease in costs associated with PPAs certificated by the Alabama PSC. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(67)	(48.9)	$(171)	(55.3)

Wholesale revenues from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of Alabama Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the second quarter 2011, wholesale revenues from non-affiliates were $70 million compared to $137 million for the corresponding period in 2010, reflecting a $34 million decrease in revenue from energy sales and a $33 million decrease in capacity revenue. The decrease was primarily due to a 56.0% decrease in KWH sales, partially offset by a 16.5% increase in the price of energy.
For year-to-date 2011, wholesale revenues from non-affiliates were $138 million compared to $309 million for the corresponding period in 2010, reflecting a $92 million decrease in revenue from energy sales and a $79 million decrease in capacity revenue. The decrease was primarily due to a 61.7% decrease in KWH sales, partially offset by a 16.4% increase in the price of energy.
In May 2010, the long-term unit power sales contracts expired and the unit power sales capacity revenues ceased, resulting in a $72 million revenue reduction in the second quarter 2011 when compared to the corresponding period in 2010 and a $174 million revenue reduction year-to-date 2011 when compared to the corresponding period in 2010. Beginning in June 2010, such capacity subject to the unit power sales contracts became available for retail service. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Operating Revenues” of Alabama Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$22	41.5	$(1)	(0.7)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2011, wholesale revenues from affiliates were $75 million compared to $53 million for the corresponding period in 2010. The increase was primarily due to a 58.2% increase in KWH sales, partially offset by a 9.4% decrease in price.
For year-to-date 2011, the decrease in wholesale revenues from affiliates when compared to the corresponding period in 2010 was not material.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Second Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Second Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$(38)	(8.2)	$(132)	(13.8)
Purchased power – non-affiliates	4	30.8	(3)	(9.7)
Purchased power – affiliates	5	9.6	(1)	(1.0)

Total fuel and purchased power expenses	$(29)		$(136)

*	Fuel includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the second quarter 2011, total fuel and purchased power expenses were $502 million compared to $531 million for the corresponding period in 2010. The decrease was due to a $20 million decrease in the cost of fuel and the average cost of purchased power and a $14 million decrease in total KWHs generated. The decreases were partially offset by a $6 million increase in the total KWHs purchased.
For year-to-date 2011, total fuel and purchased power expenses were $954 million compared to $1.09 billion for the corresponding period in 2010. The decrease was primarily due to a $69 million decrease in the cost of fuel and the average cost of purchased power and a $64 million decrease related to lower KWHs generated as a result of significantly colder weather in the first quarter 2010.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR. See FUTURE EARNINGS POTENTIAL – “Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Alabama Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change
	(cents per net KWH)			(cents per net KWH)
Fuel *	2.71	2.82	(3.9)	2.67	2.81	(5.0)
Purchased power	6.02	6.19	(2.8)	5.66	6.65	(14.9)

*	KWHs generated by hydro are excluded from the average cost of fuel.
In the second quarter 2011, fuel expense was $428 million compared to $466 million for the corresponding period in 2010. The $38 million decrease was due to a 15.7% decrease in KWHs generated by coal and a 6.4% decrease in the average cost of KWHs generated by natural gas, which excludes fuel associated with tolling agreements. The decreases were partially offset by a 35.7% increase in nuclear generation, an 11.3% increase in KWHs generated by natural gas, and a 7.3% increase in the average cost of nuclear fuel.
For year-to-date 2011, fuel expense was $823 million compared to $955 million for the corresponding period in 2010. The $132 million decrease was due to a 15.1% decrease in KWHs generated by coal and a 12.8% decrease in the average cost of KWHs generated by natural gas, which excludes fuel associated with tolling agreements. The decreases were partially offset by a 16.1% increase in the average cost of nuclear fuel and a 14.7% increase in nuclear generation.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-Affiliates
The increase for second quarter 2011 and the decrease for year-to-date 2011 in purchased power expense from non-affiliates, when compared to the corresponding periods in 2010, were not material.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the second quarter 2011, purchased power expense from affiliates was $57 million compared to $52 million for the corresponding period in 2010. The increase was related to a 23.3% increase in the amount of energy purchased, partially offset by a 19.2% decrease in the average cost per KWH.
For year-to-date 2011, the decrease in purchased power expense from affiliates, when compared to the corresponding period in 2010, was not material.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(18)	(5.8)	$(31)	(5.0)

In the second quarter 2011, other operations and maintenance expenses were $290 million compared to $308 million for the corresponding period in 2010. Distribution and transmission expenses decreased $16 million primarily due to reductions in overhead line costs due to storm restoration efforts. See FUTURE EARNINGS POTENTIAL – “Alabama PSC Matters – Natural Disaster Reserve” herein for additional information. Administrative and general expenses decreased $4 million primarily related to decreases in injuries and damages expenses and affiliated service company expenses, partially offset by an increase in labor and other general expenses. Nuclear production expenses decreased $3 million primarily due to a change to the nuclear maintenance outage accounting process associated with the routine refueling activities, as approved by the Alabama PSC in August 2010. As a result, no nuclear maintenance outage expenses will be recognized in 2011, reducing nuclear production expense by approximately $50 million as compared to 2010. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Nuclear Outage Accounting Order” of Alabama Power in Item 7 of the Form 10-K for additional information. In addition, the decrease in nuclear production expenses was partially offset by an increase in operations costs related to increases in labor. Steam production expenses increased $4 million related to scheduled outage costs.
For year-to-date 2011, other operations and maintenance expenses were $587 million compared to $618 million for the corresponding period in 2010. Administrative and general expenses decreased $13 million primarily related to decreases in injuries and damages expenses and affiliated service companies’ expenses. Distribution and transmission expenses decreased $12 million primarily due to reductions in overhead line costs due to storm restoration efforts. See FUTURE EARNINGS POTENTIAL – “Alabama PSC Matters – Natural Disaster Reserve” herein for additional information. Nuclear production expenses decreased $11 million primarily due to a change to the nuclear maintenance outage accounting process, as discussed above, partially offset by an increase in operations costs related to increases in labor. Steam production expenses increased $6 million related to scheduled outage costs and expenses related to environmental mandates (which are offset by revenues associated with Rate CNP Environmental).

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$6	3.9	$18	6.0

In the second quarter 2011, the increase in depreciation and amortization, when compared to the corresponding period in 2010, was not material.
For year-to-date 2011, depreciation and amortization was $316 million compared to $298 million for the corresponding period in 2010. The increase was due to additions of property, plant, and equipment related to environmental mandates (which are offset by revenues associated with Rate CNP Environmental), distribution, and transmission projects.
Allowance for Equity Funds Used During Construction

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(14.3)	$(9)	(45.0)

In the second quarter 2011, the decrease in AFUDC equity, when compared to the corresponding period in 2010, was not material.
For year-to-date 2011, AFUDC equity was $11 million compared to $20 million for the corresponding period in 2010. The decrease was primarily due to the completion of construction projects related to environmental mandates at Plants Barry, Gaston, and Miller.
Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$12	10.1	$(14)	(5.8)

In the second quarter 2011, income taxes were $131 million compared to $119 million for the corresponding period in 2010. The increase was primarily due to higher pre-tax earnings, an increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid, and an increase in the tax expense associated with a decrease in the Internal Revenue Code Section 199 production activities deduction.
For year-to-date 2011, income taxes were $227 million compared to $241 million for the corresponding period in 2010. The decrease was primarily due to lower pre-tax earnings and prior year tax return actualization, partially offset by an increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid, an increase in the tax expense associated with a decrease in AFUDC equity, and a decrease in the Internal Revenue Code Section 199 production activities deduction.
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
Alabama Power has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Alabama Power in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Alabama Power estimates that the aggregate capital costs for compliance with these rules could range from $5 billion to $7 billion through 2020 if adopted as proposed. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Alabama Power’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly impact electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA against certain Southern Company subsidiaries. The EPA’s action against Alabama Power alleged that Alabama Power violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On March 14, 2011, the U.S. District Court for the Northern District of Alabama granted Alabama Power’s motion for summary judgment on all remaining claims and dismissed the case with prejudice. The EPA has appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The ultimate outcome of this matter cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Alabama Power in Item 7 and Note 3 of the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. The ultimate outcome of this matter cannot be determined at this time.
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Ninth Circuit stayed this case on February 23, 2011, pending the decision of the U.S. Supreme Court in the New York case discussed above. The plaintiffs have moved to lift the stay. The ultimate outcome of this matter cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Alabama Power in Item 7 and Note 3 of the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought a previous common law nuisance case involving substantially similar allegations. The earlier case was ultimately dismissed by the trial and appellate courts on procedural grounds. The current litigation was filed against numerous chemical, coal, oil, and utility companies, including Alabama Power, and includes many of the same defendants that were involved in the earlier case. Alabama Power believes these claims are without merit. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding regulation of air quality.
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule establishes numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by November 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of Alabama Power’s facilities which could impact unit retirement and

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
replacement decisions. In addition, results of operations, cash flows, and financial condition could be impacted if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the proposed compliance period, and the limited compliance period could negatively impact electric system reliability. The outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
In October 2008, the EPA approved a revision to Alabama’s State Implementation Plan (SIP) requirements related to opacity which granted some flexibility to affected sources while requiring compliance with Alabama’s very strict opacity limits through use of continuous opacity monitoring system data. On April 6, 2011, the EPA attempted to rescind its previous approval of the Alabama SIP revision. On April 8, 2011, Alabama Power filed an appeal of that decision with the U.S. Court of Appeals for the Eleventh Circuit and requested the court to stay the effectiveness of the EPA’s attempted rescission pending judicial review. The EPA’s decision became effective May 6, 2011 and the court denied Alabama Power’s requested stay on May 12, 2011. Unless the court resolves Alabama Power’s appeal in its favor, the EPA’s rescission will continue to impact Alabama Power. The EPA’s rescission has impacted unit availability and increased maintenance and compliance costs. The final outcome of this matter cannot be determined at this time.
On July 6, 2011, the EPA signed the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. The State of Alabama is affected by the CSAPR’s summer ozone season nitrogen oxide allowance trading program and by the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for the State of Alabama, which may impact unit availability. The ultimate outcome will depend on the outcome of any legal challenges and cannot be determined at this time.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a rule that establishes standards for reducing impacts to fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse impacts to fish and other aquatic life due to impingement (when fish and other aquatic life are trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (when aquatic organisms are drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards (for intake velocity or alternatively numeric impingement reduction standards) and entrainment reduction requirements (determined on a case-by-case basis). The rule’s proposed impingement standards could require changes to cooling water intake structures at many of Alabama Power’s existing generating facilities, including facilities with closed-cycle re-circulating cooling systems (cooling towers). To address the rule’s entrainment standards, facilities with once-through cooling systems may have to install cooling towers. New units constructed at existing plants would have to meet the national impingement standards and install closed-cycle cooling or the equivalent to meet the entrainment mandate. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Alabama Power’s facilities may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters” of Alabama Power in Item 7 of the Form 10-K for additional information. On June 8, 2011, Alabama Power filed an application with the FERC to relicense the Martin hydroelectric project located on the Tallapoosa River. The current license will expire in 2013. The ultimate outcome of this matter cannot be determined at this time.
Alabama PSC Matters
Retail Rate Adjustments
See BUSINESS – “Rate Matters – Rate Structure and Cost Recovery Plans” of Alabama Power in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” and “PSC Matters – Natural Disaster Reserve” of Alabama Power in Item 7 of the Form 10-K for information regarding the rate structure of Alabama Power. On July 12, 2011, the Alabama PSC issued an order to eliminate a tax-related adjustment under Alabama Power’s rate structure effective with October 2011 billings. Alabama Power anticipates the elimination of this adjustment will result in additional revenues of approximately $30 million for the remainder of 2011 and is expected to have an annual effect of approximately $150 million beginning in 2012.
In accordance with the order, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues from the elimination of the tax-related adjustment, to replenish the NDR, which was impacted as a result of operations and maintenance expenses incurred in connection with the April 2011 storms in Alabama. Alabama Power expects that these additional revenues will preclude the need for a rate adjustment under Rate Stabilization and Equalization (Rate RSE). Accordingly, Alabama Power agreed to a moratorium on any increase in 2012 under Rate RSE.
Natural Disaster Reserve
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Reserve” of Alabama Power in Item 7 and Note 3 to the financial statements under “Retail Regulatory Matters – Natural Disaster Reserve” in Item 8 of the Form 10-K for additional information.
On April 27, 2011, storms swept through the central part of Alabama causing significant damage in parts of the service territory of Alabama Power. Over 400,000 of Alabama Power’s 1.4 million customers were without electrical service immediately after the storms, resulting from significant damage to Alabama Power’s transmission and distribution facilities. In addition, during the first six months of 2011, multiple storms caused varying degrees of damage to Alabama Power’s facilities. The estimated cost of repairing the damage to facilities and restoring electrical service to customers, as a result of these storms, is between $40 million and $55 million for operations and maintenance expenses and between $135 million and $165 million for capital-related expenditures. Alabama Power maintains a reserve for operations and maintenance expenses to cover the cost of damages from major storms to Alabama Power’s transmission and distribution facilities.
At June 30, 2011, the NDR had an accumulated balance of $90 million, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in the Condensed Statements of Income herein.
In accordance with the order discussed above that was issued by the Alabama PSC on July 12, 2011 to eliminate a tax-related adjustment under Alabama Power’s rate structure, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues, which are expected to be approximately $30 million.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of June 30, 2011 totaled $35 million as compared to $4 million at December 31, 2010. These under recovered fuel costs at June 30, 2011 are included in under recovered regulatory clause revenues and deferred under recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheets herein. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered fuel costs.
Income Tax Matters
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Alabama Power. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. The guidance creates questions about how the rules should be applied. Based on recent discussions with the IRS, Alabama Power estimates the potential increased cash flow for 2011 to be between approximately $130 million and $200 million. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Alabama Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Alabama Power’s financial statements.
The events in Japan have created uncertainties that may affect transportation of materials, price of fuels, availability of equipment from Japanese manufacturers, and future costs for operating nuclear plants. Specifically, the NRC plans to perform additional operational and safety reviews of existing nuclear facilities in the U.S., which could potentially impact future operations and capital requirements. As a first step in this review, on July 12, 2011, a special NRC task force issued a report with initial recommendations for enhancing nuclear reactor safety in the U.S., including potential changes

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in emergency planning, onsite backup generation, and spent fuel pools for existing reactors. The final form and resulting impact of any changes to safety requirements for existing nuclear reactors will be dependent on further review and action by the NRC and cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at June 30, 2011. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $819 million for the first six months of 2011, an increase of $321 million as compared to the first six months of 2010. The increase in cash provided from operating activities was primarily due to accrued taxes and deferred income taxes related to benefits associated with bonus depreciation and other current liabilities. This increase was partially offset by decreases in net income and accrued compensation. Net cash used for investing activities totaled $557 million for the first six months of 2011 primarily due to gross property additions related to steam generation equipment, nuclear fuel, transmission, and distribution expenditures. Net cash used for financing activities totaled $254 million for the first six months of 2011 primarily due to the issuances, redemptions, and a maturity of senior notes and payment of common stock dividends. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2011 include increases of $221 million in accumulated deferred income taxes related to additional bonus depreciation and $174 million in property, plant, and equipment associated with routine property additions and nuclear fuel, partially offset by an $80 million decrease in prepaid expenses related to income taxes.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. There are no requirements through June 30, 2012 for maturities of long-term debt.
The approved construction program of Alabama Power includes a base level investment of $0.9 billion for 2011, $0.9 billion for 2012, and $1.1 billion for 2013. Included in Alabama Power’s approved construction program are estimated environmental expenditures to comply with existing statutes and regulations of $47 million, $26 million, and $53 million for 2011, 2012, and 2013, respectively. Alabama Power anticipates that additional expenditures may be required to comply with anticipated statutes and regulations. Such additional expenditures are estimated to be in amounts up to $48 million, $108 million, and $354 million for 2011, 2012, and 2013, respectively. If the EPA’s proposed Utility MACT rule is finalized as proposed, Alabama Power estimates that the potential incremental investments for new environmental regulations may exceed these estimates. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants, including unit retirements and replacements, to meet new regulatory requirements; changes in FERC rules and regulations; Alabama PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at June 30, 2011 cash and cash equivalents of approximately $162 million and unused committed credit arrangements with banks of approximately $1.27 billion. Of the unused credit arrangements, $393 million expire in 2011, $75 million expire in 2012, and $800 million expire in 2016. Of the credit arrangements that expire in 2011, $368 million contain provisions allowing for one-year term loans executable at expiration. Alabama Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Alabama Power’s commercial paper borrowings and $798 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Subsequent to June 30, 2011, Alabama Power replaced $238 million of credit arrangements that expire in 2011 by entering into credit arrangements for $22 million, $35 million, and $200 million which will expire in 2012, 2013, and 2014, respectively. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. During the second quarter 2011, Alabama Power had no commercial paper borrowings outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At June 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $319 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Alabama Power’s market risk exposure relative to interest rate changes for the second quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness remains at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As such, Alabama Power had no material change in market risk exposure for the second quarter 2011 when compared with the December 31, 2010 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2011 were as follows:

	Second Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(27)	$(38)
Contracts realized or settled	8	19
Current period changes(a)	(5)	(5)

Contracts outstanding at the end of the period, assets (liabilities), net	$(24)	$(24)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2011 was an increase of $3 million and an increase of $14 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and prices of natural gas. At June 30, 2011, Alabama Power had a net hedge volume of 31 million mmBtu with a weighted average contract cost approximately $0.79 per mmBtu above market prices, compared to 31 million mmBtu at March 31, 2011 with a weighted average contract cost approximately $0.90 per mmBtu above market prices and compared to 34 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $1.14 per mmBtu above market prices.
Regulatory hedges relate to Alabama Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2011 and 2010 for energy-related derivative contracts that are not hedges were not material.
Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2011 were as follows:

	June 30, 2011
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(24)	(20)	(4)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(24)	$(20)	$(4)	$—

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
In May 2011, Alabama Power issued $200 million aggregate principal amount of Series 2011B 3.950% Senior Notes due June 1, 2021 and $250 million aggregate principal amount of Series 2011C 5.200% Senior Notes due June 1, 2041. The net proceeds were used by Alabama Power for the redemption of $100 million aggregate principal amount of the Series GG 5 7/8% Senior Notes due February 1, 2046, $200 million aggregate principal amount of the Series II 5.875% Senior Notes due March 15, 2046, and $150 million aggregate principal amount of the Series JJ 6.375% Senior Notes due June 15, 2046.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,070	$1,826	$3,885	$3,618
Wholesale revenues, non-affiliates	97	88	180	198
Wholesale revenues, affiliates	16	12	27	26
Other revenues	82	74	162	142

Total operating revenues	2,265	2,000	4,254	3,984

Operating Expenses:
Fuel	784	757	1,461	1,515
Purchased power, non-affiliates	96	84	170	166
Purchased power, affiliates	157	132	320	294
Other operations and maintenance	419	400	841	789
Depreciation and amortization	178	130	351	244
Taxes other than income taxes	94	86	181	166

Total operating expenses	1,728	1,589	3,324	3,174

Operating Income	537	411	930	810
Other Income and (Expense):
Allowance for equity funds used during construction	22	36	47	71
Interest expense, net of amounts capitalized	(71)	(87)	(167)	(180)
Other income (expense), net	(5)	(1)	(6)	(7)

Total other income and (expense)	(54)	(52)	(126)	(116)

Earnings Before Income Taxes	483	359	804	694
Income taxes	169	116	280	209

Net Income	314	243	524	485
Dividends on Preferred and Preference Stock	5	5	9	9

Net Income After Dividends on Preferred and Preference Stock	$309	$238	$515	$476

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Income After Dividends on Preferred and Preference Stock	$309	$238	$515	$476
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $1, $2, $1, and $4, respectively	—	3	1	6

Comprehensive Income	$309	$241	$516	$482

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2011	2010
	(in millions)
Operating Activities:
Net income	$524	$485
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	426	326
Deferred income taxes	189	85
Deferred revenues	1	(43)
Deferred expenses	33	18
Allowance for equity funds used during construction	(47)	(71)
Pension, postretirement, and other employee benefits	(21)	(10)
Stock based compensation expense	6	4
Other, net	(59)	(29)
Changes in certain current assets and liabilities —
-Receivables	(100)	(147)
-Fossil fuel stock	55	59
-Materials and supplies	(9)	—
-Prepaid income taxes	77	12
-Other current assets	(5)	(10)
-Accounts payable	60	80
-Accrued taxes	(123)	(104)
-Accrued compensation	(42)	13
-Other current liabilities	46	26

Net cash provided from operating activities	1,011	694

Investing Activities:
Property additions	(931)	(1,112)
Nuclear decommissioning trust fund purchases	(1,152)	(432)
Nuclear decommissioning trust fund sales	1,149	405
Cost of removal, net of salvage	(9)	(30)
Change in construction payables, net of joint owner portion	34	23
Other investing activities	(12)	28

Net cash used for investing activities	(921)	(1,118)

Financing Activities:
Decrease in notes payable, net	(253)	(8)
Proceeds —
Capital contributions from parent company	183	570
Pollution control revenue bonds issuances	250	—
Senior notes issuances	550	950
Other long-term debt issuances	250	—
Redemptions —
Pollution control revenue bonds	(197)	—
Senior notes	(101)	(601)
Other long-term debt	(300)	(3)
Payment of preferred and preference stock dividends	(9)	(9)
Payment of common stock dividends	(448)	(410)
Other financing activities	(2)	(14)

Net cash provided from (used for) financing activities	(77)	475

Net Change in Cash and Cash Equivalents	13	51
Cash and Cash Equivalents at Beginning of Period	8	14

Cash and Cash Equivalents at End of Period	$21	$65

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $17 and $26 capitalized for 2011 and 2010, respectively)	$177	$172
Income taxes (net of refunds)	(15)	96
Noncash transactions — accrued property additions at end of period	299	256
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2011	2010
	(in millions)
Current Assets:
Cash and cash equivalents	$21	$8
Receivables —
Customer accounts receivable	684	580
Unbilled revenues	249	172
Under recovered regulatory clause revenues	186	184
Joint owner accounts receivable	56	60
Other accounts and notes receivable	57	67
Affiliated companies	30	21
Accumulated provision for uncollectible accounts	(13)	(11)
Fossil fuel stock, at average cost	568	624
Materials and supplies, at average cost	377	371
Vacation pay	77	78
Prepaid income taxes	4	99
Other regulatory assets, current	97	105
Other current assets	52	80

Total current assets	2,445	2,438

Property, Plant, and Equipment:
In service	26,837	26,397
Less accumulated provision for depreciation	10,137	9,966

Plant in service, net of depreciation	16,700	16,431
Other utility plant, net	66	—
Nuclear fuel, at amortized cost	422	386
Construction work in progress	3,533	3,287

Total property, plant, and equipment	20,721	20,104

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	69	70
Nuclear decommissioning trusts, at fair value	751	818
Miscellaneous property and investments	40	42

Total other property and investments	860	930

Deferred Charges and Other Assets:
Deferred charges related to income taxes	738	723
Prepaid pension costs	112	91
Deferred under recovered regulatory clause revenues	135	214
Other regulatory assets, deferred	1,240	1,207
Other deferred charges and assets	218	207

Total deferred charges and other assets	2,443	2,442

Total Assets	$26,469	$25,914

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in millions)
Current Liabilities:
Securities due within one year	$332	$415
Notes payable	323	576
Accounts payable —
Affiliated	295	243
Other	651	574
Customer deposits	202	198
Accrued taxes —
Accrued income taxes	35	1
Unrecognized tax benefits	33	187
Other accrued taxes	180	328
Accrued interest	96	94
Accrued vacation pay	56	58
Accrued compensation	75	109
Liabilities from risk management activities	54	77
Other cost of removal obligations, current	31	31
Nuclear decommissioning trust securities lending collateral	82	144
Other current liabilities	159	134

Total current liabilities	2,604	3,169

Long-term Debt	8,465	7,931

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,010	3,718
Deferred credits related to income taxes	125	129
Accumulated deferred investment tax credits	225	229
Employee benefit obligations	683	684
Asset retirement obligations	731	705
Other cost of removal obligations	128	131
Other deferred credits and liabilities	228	211

Total deferred credits and other liabilities	6,130	5,807

Total Liabilities	17,199	16,907

Preferred Stock	45	45

Preference Stock	221	221

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398	398
Paid-in capital	5,486	5,291
Retained earnings	3,130	3,063
Accumulated other comprehensive loss	(10)	(11)

Total common stockholder’s equity	9,004	8,741

Total Liabilities and Stockholder’s Equity	$26,469	$25,914

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2011 vs. SECOND QUARTER 2010
AND
YEAR-TO-DATE 2011 vs. YEAR-TO-DATE 2010
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
On May 24, 2011, the Georgia PSC approved Georgia Power’s request to decrease fuel rates by 0.61%. The decrease will reduce Georgia Power’s annual billings by approximately $43 million effective June 1, 2011. However, this will have no impact on earnings as fuel cost recovery revenues generally equal energy expenses.
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$71	29.8	$39	8.2

Georgia Power’s net income after dividends on preferred and preference stock for the second quarter 2011 was $309 million compared to $238 million for the corresponding period in 2010. Georgia Power’s year-to-date 2011 net income after dividends on preferred and preference stock was $515 million compared to $476 million for the corresponding period in 2010. These increases were primarily due to increases in retail base revenues as authorized under the 2010 ARP and the NCCR tariff, which both became effective January 1, 2011 and a reduction in interest expense arising from the settlement of litigation with the Georgia Department of Revenue (DOR), partially offset by higher operations and maintenance expenses and income taxes and decreases in the amortization of the regulatory liability related to other cost of removal obligations.
Retail Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$244	13.4	$267	7.4

In the second quarter 2011, retail revenues were $2.07 billion compared to $1.83 billion for the corresponding period in 2010. For year-to-date 2011, retail revenues were $3.89 billion compared to $3.62 billion for the corresponding period in 2010.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2011		2011
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$1,826		$3,618
Estimated change in —
Rates and pricing	180	9.9	321	8.9
Sales growth (decline)	11	0.6	4	0.1
Weather	3	0.2	(28)	(0.8)
Fuel cost recovery	50	2.7	(30)	(0.8)

Retail — current year	$2,070	13.4%	$3,885	7.4%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2011 when compared to the corresponding periods in 2010 due to increases in retail base revenues as authorized under the 2010 ARP and the NCCR tariff, which both became effective January 1, 2011.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2011 when compared to the corresponding periods in 2010. Weather-adjusted residential KWH sales increased 1.0%, weather-adjusted commercial KWH sales increased 0.6%, and weather-adjusted industrial KWH sales increased 2.0% in the second quarter 2011 when compared to the corresponding period in 2010. Weather-adjusted residential KWH sales increased 0.4%, weather-adjusted commercial KWH sales decreased 0.6%, and weather-adjusted industrial KWH sales increased 2.7% year-to-date 2011 when compared to the corresponding period in 2010. Increased demand in the primary metals sector was the main contributor to the increases in weather-adjusted industrial KWH sales for the second quarter and year-to-date 2011.
Revenues resulting from changes in weather increased in the second quarter 2011 as a result of slightly more favorable weather when compared to the corresponding period in 2010. Revenues resulting from changes in weather decreased year-to-date 2011 as a result of significantly colder weather in the first quarter 2010.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased $50 million in the second quarter 2011 when compared to the corresponding period in 2010 due to higher fuel costs per KWH generated and higher KWHs purchased. Retail fuel cost recovery revenues decreased $30 million for year-to-date 2011 when compared to the corresponding period in 2010 due to the lower cost of purchased power per KWH purchased and lower KWHs generated. See Note (B) to the Condensed Financial Statements under “Retail Regulatory Matters – Fuel Cost Recovery” herein for additional information.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$9	10.2	$(18)	(9.1)

Wholesale revenues from non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Georgia Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and the availability of Southern Company system generation.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2011, wholesale revenues from non-affiliates were $97 million compared to $88 million in the corresponding period in 2010, reflecting a $7 million increase in energy revenues and a $2 million increase in capacity revenues. The increase in the second quarter 2011 was primarily due to a 7.5% increase in KWH sales from higher demand due to more favorable weather and increased sales to markets impacted by April storms in the second quarter, partially offset by the effect of the expiration of a long-term unit power sales contract in May 2010.
For year-to-date 2011, wholesale revenues from non-affiliates were $180 million compared to $198 million in the corresponding period in 2010. This decrease was primarily due to a $14 million decrease in energy revenues and a $4 million decrease in capacity revenues. The decrease in year-to-date 2011 was primarily due to a 12.6% decrease in KWH sales from lower demand resulting from significantly colder weather in the first quarter 2010 and the expiration of a long-term unit power sales contract in May 2010.
Other Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$8	10.8	$20	14.1

In the second quarter 2011, other revenues were $82 million compared to $74 million for the corresponding period in 2010. For year-to-date 2011, other revenues were $162 million compared to $142 million for the corresponding period in 2010. These increases were primarily due to increases in transmission revenues of $7 million and $16 million for the second quarter 2011 and year-to-date 2011, respectively, as compared to the corresponding periods in 2010 as a result of new contracts that replaced the transmission component of a unit power sales contract that expired in May 2010. Transmission revenues also increased due to the increased usage of Georgia Power’s transmission system by non-affiliate companies in the second quarter 2011 and year-to-date 2011 when compared to the corresponding periods in 2010.
Fuel and Purchased Power Expenses

	Second Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Second Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$27	3.6	$(54)	(3.6)
Purchased power — non-affiliates	12	14.3	4	2.4
Purchased power — affiliates	25	18.9	26	8.8

Total fuel and purchased power expenses	$64		$(24)

*	Fuel includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the second quarter 2011, total fuel and purchased power expenses were $1.04 billion compared to $973 million in the corresponding period in 2010. This increase was primarily due to a 0.9% increase in total KWHs generated and purchased to meet demand and a 2.9% increase in the average cost of fuel and purchased power.
For year-to-date 2011, total fuel and purchased power expenses were $1.95 billion compared to $1.98 billion for the corresponding period in 2010. This decrease was primarily due to a 2.5% decrease in total KWHs generated and purchased primarily due to lower customer demand as a result of significantly colder weather in the first quarter of 2010 and a 1.3% decrease in the average cost of fuel and purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “Georgia PSC Matters – Fuel Cost Recovery” herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Georgia Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.97	3.75	5.9	3.85	3.76	2.4
Purchased power	5.79	5.96	(2.9)	5.68	6.16	(7.8)

In the second quarter 2011, fuel expense was $784 million compared to $757 million in the corresponding period in 2010. This increase was due to a 5.9% increase in the average cost of fuel per KWH generated, partially offset by a 5.6% decrease in KWHs generated. The increase in cost and the decrease in KWHs generated are primarily the result of higher coal prices, reflecting increased global demand.
For year-to-date 2011, fuel expense was $1.46 billion compared to $1.52 billion in the corresponding period in 2010. The decrease was primarily due to an 8.3% decrease in KWHs generated, partially offset by a 2.4% increase in the average cost of fuel per KWH generated. The increase in cost and the decrease in KWHs generated are primarily the result of higher coal prices as described above and, to a lesser extent, an increase in the price of nuclear fuel.
Non-Affiliates
In the second quarter 2011, purchased power expense from non-affiliates was $96 million compared to $84 million in the corresponding period in 2010. This increase was due to a 10.7% increase in the volume of KWHs purchased and an 8.6% increase in the average cost per KWH purchased.
For year-to-date 2011, purchased power expense from non-affiliates were not significantly different from the corresponding period in 2010.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the second quarter 2011, purchased power expense from affiliates was $157 million compared to $132 million in the corresponding period in 2010. This increase was due to a 32.3% increase in the volume of KWHs purchased, primarily as the result of a new PPA that began in June 2010, partially offset by a 5.8% decrease in the average cost per KWH purchased, reflecting lower gas prices.
For year-to-date 2011, purchased power expense from affiliates was $320 million compared to $294 million in the corresponding period in 2010. This increase was due to a 28.0% increase in the volume of KWHs purchased, primarily as the result of a new PPA that began in June 2010, partially offset by a 12.3% decrease in the average cost per KWH purchased, reflecting lower gas prices.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$19	4.8	$52	6.6

In the second quarter 2011, other operations and maintenance expenses were $419 million compared to $400 million in the corresponding period in 2010. This increase was due to a $5 million increase in fossil power generation related to a fossil generation environmental impact research project, a $5 million increase in transmission and distribution primarily due to overhead line maintenance expense, and a $7 million increase in medical and other employee benefits.
For year-to-date 2011, other operations and maintenance expenses were $841 million compared to $789 million in the corresponding period in 2010. This increase was due to an increase of $32 million primarily related to scheduled outages and maintenance for generating units, an $8 million increase in transmission and distribution primarily due to overhead line maintenance, and a $5 million increase in uncollectible account expense.
Depreciation and Amortization

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$48	36.9	$107	43.9

In the second quarter 2011, depreciation and amortization was $178 million compared to $130 million in the corresponding period in 2010. This increase was primarily due to amortization of $8 million in the second quarter 2011 compared to $54 million in the corresponding period in 2010 of the regulatory liability related to other cost of removal obligations as authorized by the Georgia PSC.
For year-to-date 2011, depreciation and amortization was $351 million compared to $244 million in the corresponding period in 2010. This increase was primarily due to amortization of $17 million in year-to-date 2011 compared to $114 million in the corresponding period in 2010 of the regulatory liability related to other cost of removal obligations as authorized by the Georgia PSC.
See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” in Item 8 of the Form 10-K for additional information on the other cost of removal regulatory liability.
Taxes Other Than Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$8	9.3	$15	9.0

In the second quarter 2011, taxes other than income taxes were $94 million compared to $86 million in the corresponding period in 2010. This increase was due to a $4 million increase in franchise fees related to higher operating revenues and a $2 million increase in property tax in the second quarter 2011 compared to the corresponding period in 2010.
For year-to-date 2011, taxes other than income taxes were $181 million compared to $166 million in the corresponding period in 2010. This increase was due to an $8 million increase in property tax and a $6 million increase in franchise fees related to higher operating revenues.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(14)	(38.9)	$(24)	(33.8)

In the second quarter 2011, AFUDC equity was $22 million compared to $36 million in the corresponding period in 2010. For year-to-date 2011, AFUDC equity was $47 million compared to $71 million in the corresponding period in 2010. These decreases were primarily due to the inclusion of Plant Vogtle Units 3 and 4 construction work in progress in rate base effective January 1, 2011, which reduced the amount of AFUDC capitalized. See Note 3 to the financial statements of Georgia Power under “Construction – Nuclear” in Item 8 of the Form 10-K, Note (B) to the Condensed Financial Statements herein under “State PSC Matters – Georgia Power – Nuclear Construction,” and FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” herein for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(16)	(18.4)	$(13)	(7.2)

In the second quarter 2011, interest expense, net of amounts capitalized was $71 million compared to $87 million in the corresponding period in 2010. For year-to-date 2011, interest expense, net of amounts capitalized was $167 million compared to $180 million in the corresponding period in 2010. These decreases were primarily due to a reduction of $23 million in interest expense related to the settlement of litigation with the Georgia DOR, partially offset by a reduction in interest capitalized due to the inclusion of Plant Vogtle Units 3 and 4 construction work in progress in rate base effective January 1, 2011, as described above. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters” herein, Notes 3 and 5 to the financial statements of Georgia Power under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, in Item 8 of the Form 10-K, and Note (G) herein for additional information.
Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$53	45.7	$71	34.0

In the second quarter 2011, income taxes were $169 million compared to $116 million in the corresponding period in 2010. The increase in income taxes was primarily due to higher pre-tax earnings and a decrease in non-taxable AFUDC equity, as described previously.
For year-to-date 2011, income taxes were $280 million compared to $209 million in the corresponding period in 2010. The increase in income taxes was primarily due to higher pre-tax earnings, the recognition in the first quarter 2010 of certain state income tax credits, and a decrease in non-taxable AFUDC equity.
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
Georgia Power has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Georgia Power in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Georgia Power estimates that the aggregate capital costs for compliance with these rules could range from $5 billion to $7 billion through 2020 if adopted as proposed. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Georgia Power’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly impact electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Georgia Power in Item 7 and Note 3 of the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. The ultimate outcome of this matter cannot be determined at this time.
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Ninth Circuit stayed this case on February 23, 2011, pending the decision of the U.S. Supreme Court in the New York case discussed above. The plaintiffs have moved to lift the stay. The ultimate outcome of this matter cannot be determined at this time.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Georgia Power in Item 7 and Note 3 of the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought a previous common law nuisance case involving substantially similar allegations. The earlier case was ultimately dismissed by the trial and appellate courts on procedural grounds. The current litigation was filed against numerous chemical, coal, oil, and utility companies, including Georgia Power, and includes many of the same defendants that were involved in the earlier case. Georgia Power believes these claims are without merit. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding regulation of air quality.
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule establishes numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by November 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of Georgia Power’s facilities which could impact unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be impacted if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the proposed compliance period, and the limited compliance period could negatively impact electric system reliability. The outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
In April 2010, the EPA proposed an Industrial Boiler MACT rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers and start-up boilers. The EPA published the final rules on March 21, 2011 and, at the same time, issued a notice of intent to reconsider the final rules to allow for additional public review and comment. The EPA has announced plans to propose a revised rule by October 31, 2011 and to finalize the rule by April 30, 2012. Georgia Power has delayed the decision to convert Plant Mitchell Unit 3 to biomass until there is greater clarity regarding these and other proposed and recently adopted regulations. The impact of these regulations will depend on their final form and the outcome of any legal challenges and cannot be determined at this time.
On June 23, 2011, the EPA published its determination that the 20-county area within metropolitan Atlanta had achieved attainment with the current eight-hour ozone air quality standard. However, a revised eight-hour ozone standard requiring even lower concentrations of ozone in ambient air is expected to be finalized in late summer 2011.
On July 6, 2011, the EPA signed the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. The State of Georgia is affected by the CSAPR’s summer ozone season nitrogen oxide allowance trading program and by the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for the State of Georgia. Georgia Power may need to purchase allowances to demonstrate compliance with the CSAPR. Unit availability may also be impacted. The ultimate outcome will depend on the outcome of any legal challenges and cannot be determined at this time.
On March 22, 2011, the Board of the Georgia Department of Natural Resources began consideration of modifications to the Georgia Multi-Pollutant Rule, which is designed to reduce emissions of mercury, sulfur dioxide, and nitrogen oxides statewide. On June 29, 2011, the modifications were approved and the compliance dates for certain of Georgia Power’s coal-fired generating units were changed as follows:

Branch 1	December 31, 2013
Branch 2	October 1, 2013
Branch 3	October 1, 2015
Branch 4	December 31, 2015
See “Georgia PSC Matters – 2011 Integrated Resource Plan Update” herein for additional information.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a rule that establishes standards for reducing impacts to fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse impacts to fish and other aquatic life due to impingement (when fish and other aquatic life are trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (when aquatic organisms are drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards (for intake velocity or alternatively numeric impingement reduction standards) and entrainment reduction requirements (determined on a case-by-case basis). The rule’s proposed impingement standards could require changes to cooling water intake structures at many of Georgia Power’s existing generating facilities, including facilities with closed-cycle re-circulating cooling systems (cooling towers). To address the rule’s entrainment standards, facilities with once-through cooling systems may have to install cooling towers. New units constructed at existing plants would have to meet the national impingement standards and install closed-cycle cooling or the equivalent to meet the entrainment mandate. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Georgia Power’s facilities may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Georgia PSC Matters
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information. As of June 30, 2011, Georgia Power had a total under recovered fuel cost balance of approximately $321 million compared to $398 million at December 31, 2010.
On May 24, 2011, the Georgia PSC approved Georgia Power’s request to decrease fuel rates by 0.61%. The decrease will reduce Georgia Power’s annual billings by approximately $43 million effective June 1, 2011. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.
2011 Integrated Resource Plan Update
See “Environmental Matters – Air Quality” and “– Water Quality” herein and BUSINESS – “Rate Matters – Integrated Resource Planning” of Georgia Power in Item 1, MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality,” “– Water Quality,” and “– Coal Combustion Byproducts” of Georgia Power in Item 7, and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” in Item 8 of the Form 10-K for additional information regarding potential rules and regulations being developed by the EPA, including the Utility MACT rule for coal- and oil-fired EGUs, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; and the 2010 ARP.
On August 4, 2011, Georgia Power filed an update to its IRP (2011 IRP Update). The filing includes Georgia Power’s application to decertify Plant Branch Units 1 and 2 as of December 31, 2013 and October 1, 2013, the compliance dates for the respective units under the Georgia Multi-Pollutant Rule. However, as a result of the considerable uncertainty regarding pending state and federal environmental regulations, Georgia Power is continuing to defer decisions to add controls, switch fuel, or retire its remaining fossil generating units where environmental controls have not yet been installed, representing approximately 2,600 MWs of capacity. Georgia Power expects to update its economic analysis of these units once the Utility MACT rule is finalized. Georgia Power currently expects that certain units, representing approximately 600 MWs of capacity, are more likely than others to switch fuel or be controlled in time to comply with the Utility MACT rule. However, even if the updated economic analysis shows more positive benefits associated with adding controls or switching fuel for more units, it is unlikely that all of the required controls could be completed by 2015, the expected effective date of the Utility MACT rule. As a result, Georgia Power currently cannot rely on the availability of approximately 2,000 MWs of capacity in 2015. As such, the 2011 IRP Update also includes Georgia Power’s application requesting that the Georgia PSC certify the purchase of a total of 1,562 MWs of capacity beginning in 2015, from four PPAs selected through the 2015 request for proposal process.
Under the terms of the 2010 ARP, any costs associated with changes to Georgia Power’s approved environmental operating or capital budgets resulting from new or revised environmental regulations through 2013 that are approved by the Georgia PSC in connection with an updated IRP will be deferred as a regulatory asset to be recovered over a time period deemed appropriate by the Georgia PSC. In connection with the retirement decision, Georgia Power reclassified the retail portion of the net carrying value of Plant Branch Units 1 and 2 from plant in service, net of depreciation, to other utility plant, net. Georgia Power is continuing to depreciate these units using the current composite straight-line

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
rates previously approved by the Georgia PSC and upon actual retirement has requested that the Georgia PSC approve the continued deferral and amortization of the units’ remaining net carrying value. As a result of this regulatory treatment, the de-certification of Plant Branch Units 1 and 2 is not expected to have a significant impact on Georgia Power’s financial statements.
The Georgia PSC is expected to vote on these requests in March 2012. The ultimate outcome of these matters cannot be determined at this time.
Storm Damage Recovery
During April 2011, severe storms in Georgia caused significant damage to Georgia Power’s distribution and transmission facilities. Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of June 30, 2011, the balance in the regulatory asset related to storm damage was $43 million. As a result of this regulatory treatment, the costs related to the storms are not expected to have a material impact on Georgia Power’s financial statements. See Note 1 to the financial statements of Georgia Power under “Storm Damage Reserve” in Item 8 of the Form 10-K for additional information.
Income Tax Matters
Georgia State Income Tax Credits
Georgia Power’s 2005 through 2009 income tax filings for the State of Georgia included state income tax credits for increased activity through Georgia ports. Georgia Power also filed similar claims for the years 2002 through 2004. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On June 10, 2011, Georgia Power and the Georgia DOR agreed to a settlement resolving the claims. As a result, Georgia Power recorded additional tax benefits of approximately $64 million and, in accordance with the 2010 ARP, also recorded a related regulatory liability of approximately $62 million. In addition, Georgia Power recorded a reduction of approximately $23 million in related interest expense. See Notes 3 and 5 to the financial statements of Georgia Power in Item 8 of the Form 10-K under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, for additional information.
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Georgia Power. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. The guidance creates questions about how the rules should be applied. Based on recent discussions with the IRS, Georgia Power estimates the potential increased cash flow for 2011 to be between approximately $225 million and $350 million. The ultimate outcome of this matter cannot be determined at this time.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Construction
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” of Georgia Power in Item 7 of the Form 10-K for information regarding the construction of Plant Vogtle Units 3 and 4.
In December 2010, Westinghouse submitted an AP1000 Design Certification Amendment (DCA) to the NRC. On February 10, 2011, the NRC announced that it was seeking public comment on a proposed rule to approve the DCA and amend the certified AP1000 reactor design for use in the U.S. The Advisory Committee on Reactor Safeguards also issued a letter on January 24, 2011 endorsing the issuance of the Construction and Operating Licenses (COLs) for Plant Vogtle Units 3 and 4. In addition, on March 25, 2011, the NRC submitted to the EPA the final environmental impact statement for Plant Vogtle Units 3 and 4. In a letter dated August 2, 2011, the NRC clarified the timeframe for approval of the COLs for Plant Vogtle Units 3 and 4, which continues to allow for issuance of the COLs in late 2011. Georgia Power expects the NRC to approve the DCA in late 2011. However, due to certain administrative procedural requirements, it is possible that the effective date of the DCA and issuance of the COLs could occur in early 2012. In this case, the NRC could approve Georgia Power’s request for a second limited work authorization, which would allow Georgia Power to perform additional construction activities related to the nuclear island in fall 2011 and attain commercial operation in 2016 and 2017 for Plant Vogtle Units 3 and 4, respectively.
On February 21, 2011, the Georgia PSC voted to approve Georgia Power’s third semi-annual construction monitoring report including total costs of $1.05 billion for Plant Vogtle Units 3 and 4 incurred through June 30, 2010. In connection with its certification of Plant Vogtle Units 3 and 4, the Georgia PSC ordered Georgia Power and the Georgia PSC Public Interest Advocacy Staff to work together to develop a risk sharing or incentive mechanism that would provide some level of protection to ratepayers in the event of significant cost overruns, but also not penalize Georgia Power’s earnings if and when overruns are due to mandates from governing agencies. Such discussions have continued since that time and, in May 2011, the Georgia PSC initiated a separate proceeding to address the issue. On July 15, 2011, Georgia Power and the Georgia PSC Public Interest Advocacy Staff reached a settlement agreement. Under the settlement, the proposed risk sharing mechanisms were withdrawn. On August 2, 2011, the Georgia PSC voted to approve the settlement agreement. Georgia Power will continue to file construction monitoring reports by February 28 and August 31 of each year during the construction period.
In December 2010, the Georgia PSC approved the NCCR tariff, which became effective January 1, 2011. The NCCR tariff was established to recover financing costs for nuclear construction projects by including the related construction work in progress accounts in rate base during the construction period in accordance with the Georgia Nuclear Energy Financing Act. With respect to Plant Vogtle Units 3 and 4, this legislation allows Georgia Power to recover projected financing costs of approximately $1.68 billion during the construction period beginning in 2011, which reduces the projected in-service cost to approximately $4.41 billion. Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs capitalized in 2009 and 2010 over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At June 30, 2011, approximately $82 million of these 2009 and 2010 costs are included in construction work in progress.
Georgia Power, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Owners), and a consortium consisting of Westinghouse and Stone & Webster, Inc. have established both informal and formal dispute resolution procedures in order to resolve issues that

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
commonly arise during the course of constructing a project of this magnitude. Southern Nuclear, on behalf of the Owners, has initiated both formal and informal claims through these procedures, including ongoing claims. During the course of construction activities, issues have materialized that may impact the project budget and schedule, including potential costs associated with compressing the project schedule to meet the projected commercial operation dates. The Owners have successfully used both the informal and formal procedures to resolve disputes and expect to resolve any existing and future disputes through these procedures as well.
On March 11, 2011, a major earthquake and tsunami struck Japan and caused substantial damage to the nuclear generating units at the Fukushima Daiichi generating plant. While Georgia Power will continue to monitor this situation, it has not identified any immediate impact to the licensing and construction of Plant Vogtle Units 3 and 4 or the operation of its existing nuclear generating units.
The events in Japan have created uncertainties that may affect transportation, price of fuels, availability of equipment from Japanese manufacturers, and future costs for operating nuclear plants. Specifically, the NRC plans to perform additional operational and safety reviews of nuclear facilities in the U.S., which could potentially impact future operations and capital requirements. As a first step in this review, on July 12, 2011, a special NRC task force issued a report with initial recommendations for enhancing nuclear reactor safety in the U.S., including potential changes in emergency planning, onsite backup generation, and spent fuel pools for existing reactors. The final form and resulting impact of any changes to safety requirements for existing nuclear reactors will be dependent on further review and action by the NRC and cannot be determined at this time. The task force report supported completion of the certification of the AP1000 reactor design being used at Plant Vogtle Units 3 and 4, noting that the design has many of the features necessary to address the task force’s recommendations.
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
Other Construction
In May 2010, the Georgia PSC approved Georgia Power’s request to extend the construction schedule for Plant McDonough Units 4, 5, and 6 as a result of the short-term reduction in forecasted demand, as well as the requested increase in the certified amount. As a result, the units are expected to be placed into service in January 2012, May 2012, and January 2013, respectively. The Georgia PSC has approved Georgia Power’s quarterly construction monitoring reports, including actual project expenditures incurred, through September 30, 2010. Georgia Power will continue to file quarterly construction monitoring reports throughout the construction period.
Other Matters
Georgia Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Georgia Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at June 30, 2011. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $1.01 billion for the first six months of 2011, compared to $694 million for the corresponding period in 2010. The $317 million increase in cash provided from operating activities in the first six months of 2011 is primarily due to higher retail operating revenues in 2011. Net cash used for investing activities totaled $921 million primarily due to gross property additions to utility plant in the first six months of 2011. Net cash used for financing activities totaled $77 million for the first six months of 2011, compared to $475 million net cash provided from financing activities for the corresponding period in 2010. The $552 million decrease is primarily due to higher capital contributions from Southern Company in 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2011 include an increase of $617 million in total property, plant, and equipment, an increase of $534 million in long-term debt to replace short-term debt and provide funds for Georgia Power’s continuous construction program, and an increase in paid in capital of $195 million reflecting equity contributions from Southern Company.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $332 million will be required through June 30, 2012 to fund maturities and announced redemptions of long-term debt.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The construction program of Georgia Power is estimated to include a base level investment of $2.1 billion, $2.2 billion, and $2.0 billion for 2011, 2012, and 2013, respectively. Included in these estimated amounts are environmental expenditures to comply with existing statutes and regulations of $73 million, $79 million, and $58 million for 2011, 2012, and 2013, respectively. In addition, Georgia Power estimates that potential incremental investments to comply with anticipated new environmental regulations could range from $69 million to $289 million for 2011, $191 million to $651 million for 2012, and $476 million to $1.4 billion for 2013. If the EPA’s proposed Utility MACT rule is finalized as proposed, Georgia Power estimates that the potential incremental investments in 2011 through 2013 for new environmental regulations will be closer to the upper end of the ranges set forth above. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants, including unit retirements and replacements, to meet new regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
In June 2011, Georgia Power entered into four PPAs totaling 1,562 MWs annually, which are subject to certification by the Georgia PSC. See FUTURE EARNINGS POTENTIAL – “Georgia PSC Matters – 2011 Integrated Resource Plan Update” herein for additional information. If approved, these PPAs are expected to result in additional obligations of approximately $84 million in 2015, $102 million in 2016, and $1.41 billion thereafter. However, the PPAs include an early termination provision through March 27, 2012 that allows Georgia Power to terminate one or more of the PPAs if Georgia Power does not retire certain coal-fired units as a result of the potential rules and regulations being developed by the EPA. Of the total capacity, 564 MWs will expire in 2027 and 998 MWs in 2030. Three of the PPAs are with Southern Power and are also subject to FERC approval.
Also in June 2011, Georgia Power renewed two rail car leases that contain obligations upon expiration with respect to the residual value of the leased property. These operating leases expire in 2014 and 2018 and Georgia Power’s maximum obligation is approximately $11 million and $20 million, respectively. At the termination of the leases, at Georgia Power’s option, Georgia Power may either exercise its purchase option or the property can be sold to a third party. Estimated annual commitments for the three-year lease and seven-year lease are approximately $1 million and $2 million, respectively.
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
In June 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future borrowings by Georgia Power related to the construction of Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed the lesser of 70% of eligible project costs or approximately $3.46 billion and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to receipt of the COLs for Plant Vogtle Units 3 and 4 from the NRC, negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. There can be no assurance that the DOE will issue loan guarantees for Georgia Power. See FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” herein for more information on Plant Vogtle Units 3 and 4.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at June 30, 2011 approximately $21 million of cash and cash equivalents and approximately $1.76 billion of unused committed credit arrangements with banks. As of June 30, 2011, of the unused credit arrangements, $175 million expire in 2011, $100 million expire in 2014, and $1.50 billion expire in 2016. Subsequent to June 30, 2011, all of the credit arrangements expiring in 2011 were replaced by $150 million of credit arrangements expiring in 2014. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration. At June 30, 2011, the credit arrangements were dedicated to providing liquidity support to Georgia Power’s commercial paper program and approximately $522 million of purchase obligations related to variable rate pollution control revenue bonds. Subsequent to June 30, 2011, the amount dedicated to purchase obligations related to pollution control revenue bonds was approximately $513 million due to the maturity of approximately $8 million of these bonds .. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At June 30, 2011, Georgia Power had approximately $321 million of commercial paper borrowings outstanding with a weighted average interest rate of 0.2% per annum. During the second quarter 2011, Georgia Power had an average of $350 million of commercial paper outstanding with a weighted average interest rate of 0.3% per annum and the maximum amount outstanding was $580 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and construction of new generation. At June 30, 2011, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $68 million. At June 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.48 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Georgia Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Georgia Power’s market risk exposure relative to interest rate changes for the second quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. Georgia Power continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. As such, Georgia Power had no material change in market risk exposure for the second quarter 2011 relative to fuel and electricity prices when compared with the December 31, 2010 reporting period.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2011 were as follows:

	Second Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(83)	$(100)
Contracts realized or settled	28	46
Current period changes(a)	(12)	(13)

Contracts outstanding at the end of the period, assets (liabilities), net	$(67)	$(67)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2011 was an increase of $16 million and an increase of $33 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and prices of natural gas. At June 30, 2011, Georgia Power had a net hedge volume of 65 million mmBtu with a weighted average contract cost approximately $1.18 per mmBtu above market prices, compared to 65 million mmBtu at March 31, 2011 with a weighted average contract cost approximately $1.38 per mmBtu above market prices and compared to 59 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $1.74 per mmBtu above market prices.
Regulatory hedges relate to Georgia Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism.
Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2011 and 2010 for energy-related derivative contracts that are not hedges were not material.
Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2011 were as follows:

	June 30, 2011
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(67)	(54)	(13)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(67)	$(54)	$(13)	$—

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
Financing Activities
In December 2010, the Development Authority of Floyd County issued $53 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 2010 for the benefit of Georgia Power. These bonds were purchased and held by Georgia Power. In January 2011, Georgia Power remarketed these bonds to investors.
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
In April 2011, Georgia Power issued $250 million aggregate principal amount of Series 2011B 3.0% Senior Notes due April 15, 2016. The proceeds were used to repay short-term debt and for general corporate purposes, including Georgia Power’s continuous construction program.
In April 2011, Georgia Power purchased and held $113.5 million of pollution control revenue bonds. On June 1, 2011, the bonds were re-marketed to investors.
Subsequent to June 30, 2011, Georgia Power redeemed $67 million of pollution control revenue bonds.
Subsequent to June 30, 2011, approximately $8 million of Georgia Power’s pollution control revenue bonds matured.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$320,474	$320,109	$595,300	$624,859
Wholesale revenues, non-affiliates	38,874	26,916	69,893	54,830
Wholesale revenues, affiliates	22,857	40,873	26,992	50,391
Other revenues	17,060	15,273	31,688	29,803

Total operating revenues	399,265	403,171	723,873	759,883

Operating Expenses:
Fuel	178,686	195,452	310,468	348,164
Purchased power, non-affiliates	10,889	14,409	17,892	21,844
Purchased power, affiliates	12,549	11,030	29,167	31,443
Other operations and maintenance	72,583	64,606	153,092	135,024
Depreciation and amortization	32,304	28,548	64,060	56,619
Taxes other than income taxes	24,867	24,060	49,763	49,293

Total operating expenses	331,878	338,105	624,442	642,387

Operating Income	67,387	65,066	99,431	117,496
Other Income and (Expense):
Allowance for equity funds used during construction	2,522	1,695	4,657	3,080
Interest income	20	39	34	56
Interest expense, net of amounts capitalized	(14,423)	(13,137)	(28,052)	(24,522)
Other income (expense), net	(447)	(351)	(1,010)	(884)

Total other income and (expense)	(12,328)	(11,754)	(24,371)	(22,270)

Earnings Before Income Taxes	55,059	53,312	75,060	95,226
Income taxes	20,157	19,445	26,916	34,508

Net Income	34,902	33,867	48,144	60,718
Dividends on Preference Stock	1,550	1,550	3,101	3,101

Net Income After Dividends on Preference Stock	$33,352	$32,317	$45,043	$57,617

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$33,352	$32,317	$45,043	$57,617
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $412, $-, and $(542), respectively	—	655	—	(863)
Reclassification adjustment for amounts included in net income, net of tax of $90, $91, $180, and $196, respectively	144	146	287	312

Total other comprehensive income (loss)	144	801	287	(551)

Comprehensive Income	$33,496	$33,118	$45,330	$57,066

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$48,144	$60,718
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	67,129	59,786
Deferred income taxes	20,411	6,192
Allowance for equity funds used during construction	(4,657)	(3,080)
Pension, postretirement, and other employee benefits	(993)	1,487
Stock based compensation expense	789	813
Other, net	(3,496)	1,108
Changes in certain current assets and liabilities —
-Receivables	(33,496)	(61,159)
-Prepayments	1,373	1,346
-Fossil fuel stock	21,458	(5,088)
-Materials and supplies	(4,088)	457
-Prepaid income taxes	35,287	1,579
-Property damage cost recovery	19	22
-Other current assets	4	(21)
-Accounts payable	(1,710)	21,861
-Accrued taxes	28,851	26,345
-Accrued compensation	(6,132)	(157)
-Other current liabilities	6,301	11,193

Net cash provided from operating activities	175,194	123,402

Investing Activities:
Property additions	(168,986)	(137,133)
Distribution of restricted cash from pollution control revenue bonds	—	6,161
Cost of removal, net of salvage	(6,616)	(8,241)
Change in construction payables	(31)	(18,694)
Payments pursuant to long-term service agreements	(4,162)	(2,294)
Other investing activities	222	(187)

Net cash used for investing activities	(179,573)	(160,388)

Financing Activities:
Increase (decrease) in notes payable, net	1,392	(2,692)
Proceeds —
Common stock issued to parent	50,000	50,000
Capital contributions from parent company	1,014	2,167
Pollution control revenue bonds	—	21,000
Senior notes	125,000	175,000
Redemptions —
Senior notes	(352)	(140,305)
Other long-term debt	(110,000)	—
Payment of preference stock dividends	(3,101)	(3,101)
Payment of common stock dividends	(55,000)	(52,150)
Other financing activities	(3,679)	(2,105)

Net cash provided from financing activities	5,274	47,814

Net Change in Cash and Cash Equivalents	895	10,828
Cash and Cash Equivalents at Beginning of Period	16,434	8,677

Cash and Cash Equivalents at End of Period	$17,329	$19,505

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,856 and $1,228 capitalized for 2011 and 2010, respectively)	$26,288	$19,542
Income taxes (net of refunds)	(46,824)	12,463
Noncash transactions — accrued property additions at end of period	14,924	26,655
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2011	2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$17,329	$16,434
Receivables —
Customer accounts receivable	82,953	74,377
Unbilled revenues	69,646	64,697
Under recovered regulatory clause revenues	21,175	19,690
Other accounts and notes receivable	14,924	9,867
Affiliated companies	21,332	7,859
Accumulated provision for uncollectible accounts	(1,660)	(2,014)
Fossil fuel stock, at average cost	145,697	167,155
Materials and supplies, at average cost	48,817	44,729
Other regulatory assets, current	15,774	20,278
Prepaid expenses	19,623	58,412
Other current assets	1,589	3,585

Total current assets	457,199	485,069

Property, Plant, and Equipment:
In service	3,788,051	3,634,255
Less accumulated provision for depreciation	1,097,373	1,069,006

Plant in service, net of depreciation	2,690,678	2,565,249
Construction work in progress	210,313	209,808

Total property, plant, and equipment	2,900,991	2,775,057

Other Property and Investments	16,301	16,352

Deferred Charges and Other Assets:
Deferred charges related to income taxes	51,070	46,357
Prepaid pension costs	8,706	7,291
Other regulatory assets, deferred	247,817	219,877
Other deferred charges and assets	31,418	34,936

Total deferred charges and other assets	339,011	308,461

Total Assets	$3,713,502	$3,584,939

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$110,000
Notes payable	94,576	93,183
Accounts payable —
Affiliated	58,382	46,342
Other	55,389	68,840
Customer deposits	36,105	35,600
Accrued taxes —
Accrued income taxes	23,008	3,835
Other accrued taxes	19,292	7,944
Accrued interest	13,148	13,393
Accrued compensation	8,581	14,459
Other regulatory liabilities, current	25,587	27,060
Liabilities from risk management activities	5,659	9,415
Other current liabilities	21,107	19,766

Total current liabilities	360,834	449,837

Long-term Debt	1,235,388	1,114,398

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	414,070	382,876
Accumulated deferred investment tax credits	7,434	8,109
Employee benefit obligations	75,808	76,654
Other cost of removal obligations	208,862	204,408
Other regulatory liabilities, deferred	42,637	42,915
Other deferred credits and liabilities	152,760	132,708

Total deferred credits and other liabilities	901,571	847,670

Total Liabilities	2,497,793	2,411,905

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - June 30, 2011: 4,142,717 shares
- December 31, 2010: 3,642,717 shares	353,060	303,060
Paid-in capital	540,721	538,375
Retained earnings	226,370	236,328
Accumulated other comprehensive loss	(2,440)	(2,727)

Total common stockholder’s equity	1,117,711	1,075,036

Total Liabilities and Stockholder’s Equity	$3,713,502	$3,584,939

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2011 vs. SECOND QUARTER 2010
AND
YEAR-TO-DATE 2011 vs. YEAR-TO-DATE 2010
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
On July 8, 2011, Gulf Power filed a petition with the Florida PSC requesting an increase in retail rates and charges to the extent necessary to generate additional gross annual revenues in the amount of $93.5 million. The requested increase is expected to provide a reasonable opportunity for Gulf Power to earn a retail rate of return on common equity of 11.7%. The Florida PSC is expected to make a decision on this matter in the first quarter 2012. Additionally, Gulf Power has requested interim relief to increase retail rates to the extent necessary to generate additional gross revenues in the amount of $38.5 million, to be operative during the interim period before the effective date of the requested rate increase. Gulf Power has requested that the Florida PSC act within 60 days to authorize Gulf Power to begin collecting these revenues as soon as possible.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1.1	3.2	$(12.6)	(21.8)

Gulf Power’s net income after dividends on preference stock for the second quarter 2011 was $33.4 million compared to $32.3 million for the corresponding period in 2010. The increase was primarily due to sales growth, more favorable weather in the second quarter 2011, and higher wholesale capacity revenues from non-affiliates. These increases were partially offset by an increase in operations and maintenance expenses.
Gulf Power’s net income after dividends on preference stock for year-to-date 2011 was $45.0 million compared to $57.6 million for the corresponding period in 2010. The decrease was primarily due to an increase in other operations and maintenance expenses for year-to-date 2011 and significantly colder weather in the first quarter 2010. These decreases were partially offset by an increase in AFUDC equity, which is non-taxable.
Retail Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$0.4	0.1	$(29.6)	(4.7)

In the second quarter 2011, retail revenues were $320.5 million compared to $320.1 million for the corresponding period in 2010. For year-to-date 2011, retail revenues were $595.3 million compared to $624.9 million for the corresponding period in 2010.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2011		2011
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$320.1		$624.9
Estimated change in —
Rates and pricing	(1.9)	(0.6)	(4.0)	(0.6)
Sales growth (decline)	2.1	0.6	3.4	0.6
Weather	1.5	0.5	(8.0)	(1.3)
Fuel and other cost recovery	(1.3)	(0.4)	(21.0)	(3.4)

Retail — current year	$320.5	0.1%	$595.3	(4.7)%

Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2011 when compared to the corresponding periods in 2010 primarily due to lower recoverable costs under Gulf Power’s environmental cost recovery clause due to lower coal generation.
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
Revenues attributable to changes in sales increased in the second quarter 2011 when compared to the corresponding period in 2010. Weather-adjusted KWH energy sales to residential and commercial customers increased 2.2% and 1.2%, respectively, due to higher use per customer and an increase in residential and large commercial customers. KWH energy sales to industrial customers increased 8.4% primarily due to the addition of a new large customer and several customers buying more energy to increase production and to perform maintenance on the customers’ onsite generation facilities.
Revenues attributable to changes in sales increased for year-to-date 2011 when compared to the corresponding period in 2010. Weather-adjusted KWH energy sales to residential and commercial customers increased 2.1% and 1.6%, respectively, due to higher use per customer and an increase in residential and large commercial customers. KWH energy sales to industrial customers increased 8.2% primarily due to the addition of a new large customer and several customers buying more energy to increase production and to perform maintenance on the customers’ onsite generation facilities.
Revenues attributable to changes in weather increased in the second quarter 2011 when compared to the corresponding period for 2010 due to more favorable weather in the second quarter 2011.
Revenues attributable to changes in weather decreased year-to-date 2011 when compared to the corresponding period for 2010 due to significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2011 when compared to the corresponding periods in 2010 primarily due to decreases in the KWHs generated and purchased. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, and purchased power capacity costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$12.0	44.4	$15.1	27.5

Wholesale revenues from non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Gulf Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. Wholesale revenues from non-affiliates are predominantly unit power sales under long-term contracts to other Florida and Georgia utilities. Revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.
In the second quarter 2011, wholesale revenues from non-affiliates were $38.9 million compared to $26.9 million for the corresponding period in 2010. The increase was primarily due to higher capacity revenues as a result of contracts effective in June 2010 and higher energy revenues related to a 24.3% increase in KWH energy sales and a 4.9% increase in energy rates.
For year-to-date 2011, wholesale revenues from non-affiliates were $69.9 million compared to $54.8 million for the corresponding period in 2010. The increase was primarily due to higher capacity revenues as a result of contracts effective in June 2010.
Wholesale Revenues – Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(18.0)	(44.1)	$(23.4)	(46.4)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2011, wholesale revenues from affiliates were $22.9 million compared to $40.9 million for the corresponding period in 2010. The decrease was primarily due to decreased energy revenues related to a 52.7% decrease in KWH sales as a result of less Gulf Power generation being utilized to serve system territorial demand. The decrease was partially offset by an 18.3% increase in price related to higher energy rates in the second quarter 2011.
For year-to-date 2011, wholesale revenues from affiliates were $27.0 million compared to $50.4 million for the corresponding period in 2010. The decrease was primarily due to decreased energy revenues related to a 48.9% decrease in KWH sales as a result of less Gulf Power generation being utilized to serve system territorial demand. The decrease was partially offset by a 4.8% increase in price related to higher energy rates for year-to-date 2011.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Second Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Second Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$(16.8)	(8.6)	(37.6)	(10.8)
Purchased power — non-affiliates	(3.5)	(24.4)	(4.0)	(18.1)
Purchased power — affiliates	1.5	13.8	(2.2)	(7.2)

Total fuel and purchased power expenses	$(18.8)		$(43.8)

*	Fuel includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the second quarter 2011, total fuel and purchased power expenses were $202.1 million compared to $220.9 million for the corresponding period in 2010. The decrease in fuel and purchased power expenses was due to a $20.3 million net decrease related to total KWHs generated and purchased and a $3.4 million decrease in the average cost of fuel, partially offset by a $4.9 million increase in the average cost of purchased power.
For year-to-date 2011, total fuel and purchased power expenses were $357.6 million compared to $401.4 million for the corresponding period in 2010. The net decrease in fuel and purchased power expenses was due to a $32.4 million decrease related to total KWHs generated and purchased and a $15.2 million decrease in the average cost of fuel, partially offset by a $3.8 million increase in the average cost of purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Fuel Cost Recovery” herein for additional information.
Details of Gulf Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	4.82	4.93	(2.2)	4.76	5.01	(5.0)
Purchased power	4.89	4.37	11.9	5.05	4.77	5.9

In the second quarter 2011, fuel expense was $178.7 million compared to $195.4 million for the corresponding period in 2010. The decrease was primarily due to a 4.5% decrease in KWHs generated as a result of decreased utilization of Gulf Power resources to meet system demand and a 5.8% decrease in the average cost of natural gas per KWH generated.
For year-to-date 2011, fuel expense was $310.5 million compared to $348.1 million for the corresponding period in 2010. The decrease was primarily due to a 3.2% decrease in KWHs generated as a result of decreased system demand and a 20.5% decrease in the average cost of natural gas per KWH generated.
Non-Affiliates
In the second quarter 2011, purchased power expense from non-affiliates was $10.9 million compared to $14.4 million for the corresponding period in 2010. The decrease was primarily due to a 29.1% decrease in the volume of KWHs purchased, partially offset by a 9.0% increase in the average cost per KWH purchased.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2011, purchased power expense from non-affiliates was $17.9 million compared to $21.9 million for the corresponding period in 2010. The decrease was primarily due to a 33.6% decrease in the volume of KWHs purchased, partially offset by a 6.9% increase in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and the availability of Southern Company system generation.
Affiliates
In the second quarter 2011, purchased power expense from affiliates was $12.5 million compared to $11.0 million for the corresponding period in 2010. The increase was primarily due to an 18.3% increase in average cost per KWH purchased, partially offset by a 1.3% decrease in the volume of KWHs purchased.
For year-to-date 2011, purchased power expense from affiliates was $29.2 million compared to $31.4 million for the corresponding period in 2010. The decrease was primarily due to an 11.0% decrease in the volume of KWHs purchased, partially offset by a 4.9% increase in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$8.0	12.3	$18.1	13.4

In the second quarter 2011, other operations and maintenance expenses were $72.6 million compared to $64.6 million for the corresponding period in 2010. The increase was primarily due to an increase in routine generation expenses and planned outage maintenance at generation facilities.
For year-to-date 2011, other operations and maintenance expenses were $153.1 million compared to $135.0 million for the corresponding period in 2010. The increase was primarily due to planned outage maintenance at generation facilities.
Depreciation and Amortization

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$3.8	13.2	$7.5	13.1

In the second quarter 2011, depreciation and amortization was $32.3 million compared to $28.5 million for the corresponding period in 2010. For year-to-date 2011, depreciation and amortization was $64.1 million compared to $56.6 million for the corresponding period in 2010. The increases were primarily due to the addition of environmental control projects and other net additions to transmission and distribution facilities.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$0.8	3.4	$0.5	1.0

In the second quarter 2011, taxes other than income taxes were $24.9 million compared to $24.1 million for the corresponding period in 2010. The increase was primarily due to an increase in gross receipt and franchise taxes, which have no impact on net income. The year-to-date 2011 change in taxes other than income taxes compared to the corresponding period in 2010 was not material.
Allowance for Equity Funds Used During Construction

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$0.8	48.8	$1.6	51.2

In the second quarter 2011, AFUDC equity was $2.5 million compared to $1.7 million for the corresponding period in 2010. For year-to-date 2011, AFUDC equity was $4.7 million compared to $3.1 million for the corresponding period in 2010. The increases were primarily due to construction of environmental control projects at generating facilities.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1.3	9.8	$3.6	14.4

In the second quarter 2011, interest expense, net of amounts capitalized was $14.4 million compared to $13.1 million for the corresponding period in 2010. For year-to-date 2011, interest expense, net of amounts capitalized was $28.1 million compared to $24.5 million for the corresponding period in 2010. The increases were primarily due to increased long-term debt levels resulting from the issuance of additional senior notes.
Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$0.8	3.7	$(7.6)	(22.0)

In the second quarter 2011, income taxes were $20.2 million compared to $19.4 million for the corresponding period in 2010. The increase was primarily due to higher pre-tax earnings.
For year-to-date 2011, income taxes were $26.9 million compared to $34.5 million for the corresponding period in 2010. The decrease was primarily due to lower pre-tax earnings.

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
Gulf Power has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS–FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Gulf Power in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Gulf Power estimates the aggregate capital costs for compliance with these rules to be $1.9 billion through 2020 if adopted as proposed. Included in this amount is $373 million of estimated expenditures included in Gulf Power’s 2011-2013 base level capital budget described herein in anticipation of these rules. See FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” herein for additional information. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Gulf Power’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly impact electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Gulf Power in Item 7 and Note 3 of the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. The ultimate outcome of this matter cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Ninth Circuit stayed this case on February 23, 2011, pending the decision of the U.S. Supreme Court in the New York case discussed above. The plaintiffs have moved to lift the stay. The ultimate outcome of this matter cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Gulf Power in Item 7 and Note 3 of the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought a previous common law nuisance case involving substantially similar allegations. The earlier case was ultimately dismissed by the trial and appellate courts on procedural grounds. The current litigation was filed against numerous chemical, coal, oil, and utility companies, including Gulf Power, and includes many of the same defendants that were involved in the earlier case. Gulf Power believes these claims are without merit. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding regulation of air quality.
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule establishes numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by November 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of Gulf Power’s facilities which could impact unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be impacted if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the proposed compliance period, and the limited compliance period could negatively impact electric system reliability. The outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
On July 6, 2011, the EPA signed the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. The States of Alabama, Florida, Georgia, and Mississippi are impacted by the CSAPR’s summer ozone season nitrogen oxide allowance trading program. The States of Alabama and Georgia are affected by the annual sulfur dioxide and nitrogen oxide allowance trading

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
programs for particulate matter. The CSAPR establishes unique emissions budgets for the States of Alabama, Florida, Georgia, and Mississippi, which may impact unit availability. The ultimate outcome will depend on the outcome of any legal challenges and cannot be determined at this time.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a rule that establishes standards for reducing impacts to fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse impacts to fish and other aquatic life due to impingement (when fish and other aquatic life are trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (when aquatic organisms are drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards (for intake velocity or alternatively numeric impingement reduction standards) and entrainment reduction requirements (determined on a case-by-case basis). The rule’s proposed impingement standards could require changes to cooling water intake structures at many of Gulf Power’s existing generating facilities, including facilities with closed-cycle re-circulating cooling systems (cooling towers). To address the rule’s entrainment standards, facilities with once-through cooling systems may have to install cooling towers. New units constructed at existing plants would have to meet the national impingement standards and install closed-cycle cooling or the equivalent to meet the entrainment mandate. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Gulf Power’s facilities may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
Florida PSC Matters
Retail Base Rate Case
On July 8, 2011, Gulf Power filed a petition with the Florida PSC requesting an increase in retail rates to the extent necessary to generate additional gross annual revenues in the amount of $93.5 million. The requested increase is expected to provide a reasonable opportunity for Gulf Power to earn a retail rate of return on common equity of 11.7%. The Florida PSC is expected to make a decision on this matter in the first quarter 2012.
Gulf Power has calculated its revenue deficiency based on the projected period January 1, 2012 through December 31, 2012 which serves as the test year. The test year provides the appropriate period of utility operations to be analyzed by the Florida PSC to be able to set reasonable rates for the period the new rates will be in effect. The period January 1, 2012 through December 31, 2012 best represents expected future operations of Gulf Power as the regional economy emerges from the recession. The petition also requests that the Florida PSC approve the projected January 1, 2012 through December 31, 2012 test year and consent to new rate schedules going into operation on a permanent basis as soon as possible.
Additionally, Gulf Power has requested interim relief to increase retail rates to the extent necessary to generate additional gross revenues in the amount of $38.5 million, to be operative during the interim period before the effective date of the requested rate increase. Gulf Power has requested that the Florida PSC act within 60 days to authorize Gulf Power to begin collecting these revenues as soon as possible.
The ultimate outcome of these matters cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In previous years, Gulf Power has experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and volatile price swings in natural gas. If the projected fuel cost over or under recovery balance at year-end exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate an adjustment to the fuel cost recovery factor is being requested.
Under recovered fuel costs at June 30, 2011 totaled $18.9 million, compared to $17.4 million at December 31, 2010. This amount is included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor will have no significant effect on Gulf Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.
Purchased Power Capacity Recovery
Gulf Power has established purchased power capacity recovery cost rates as approved by the Florida PSC. If the projected purchased power capacity cost over or under recovery balance at year-end exceeds 10% of the projected purchased power capacity revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate an adjustment to the purchased power capacity cost recovery factor is being requested.
Over recovered purchased power capacity costs at June 30, 2011 totaled $10.1 million compared to $4.4 million at December 31, 2010. This amount is included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein. Purchased power capacity cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor will have no significant effect on Gulf Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Purchased Power Capacity Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Purchased Power Capacity Recovery,” respectively, in Item 8 of the Form 10-K for additional information.
Environmental Cost Recovery
In July 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $625 million and is scheduled for completion in early 2015. Hearings on the certificate request were held by the Mississippi PSC on January 25, 2011, but a final order has not yet been issued. On May 5, 2011, the Mississippi PSC approved up to $19.5 million (with respect to Mississippi Power’s ownership portion) in additional spending for 2011 for the scrubber project. A decision on a final order is not anticipated prior to issuance of the final Utility MACT rule in November 2011. The ultimate outcome of this matter cannot be determined at this time. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Cost Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.

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
Income Tax Matters
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Gulf Power. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. The guidance creates questions about how the rules should be applied. Based on recent discussions with the IRS, Gulf Power estimates the potential increased cash flow for 2011 to be between approximately $30 million and $50 million. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Gulf Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Gulf Power’s financial statements.

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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at June 30, 2011. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $175.2 million for the first six months of 2011 compared to $123.4 million for the corresponding period in 2010. The $51.8 million increase was primarily due to a $26.5 million source of cash related to fuel inventory reductions in 2011 compared to increases in 2010 and a $23.1 million increase related to payments from customer receivables. Net cash used for investing activities totaled $179.6 million in the first six months of 2011 compared to $160.4 million for the corresponding period in 2010. The $19.2 million increase in cash used was primarily due to gross property additions. Net cash provided from financing activities totaled $5.3 million for the first six months of 2011 compared to $47.8 million for the corresponding period in 2010. The $42.5 million decrease was primarily due to redemption of long-term debt in 2011 and proceeds from pollution control bonds in 2010, partially offset by higher issuances of long-term debt in 2010, partially offset by lower redemptions of long-term debt in 2011.
Significant balance sheet changes for the first six months of 2011 include a net increase of $125.9 million in property, plant, and equipment, primarily related to environmental control projects; the issuance of $125.0 million in senior notes; the issuance of common stock to Southern Company for $50.0 million; a decrease of $110.0 million in securities due within one year; and a decrease of $38.8 million in prepaid expenses, primarily related to prepaid income taxes.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, maturities of long-term debt, as well as the related interest, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. There are no requirements through June 30, 2012 for maturities of long-term debt.
The construction program of Gulf Power is estimated to include a base level investment of $381.5 million, $395.5 million, and $384.1 million for 2011, 2012, and 2013, respectively. Included in these estimated amounts are environmental expenditures to comply with existing statutes and regulations of $175.9 million, $227.8 million, and $214.0 million for 2011, 2012, and 2013, respectively. In addition, Gulf Power estimates that potential incremental investments to comply with anticipated new environmental regulations are up to $17.1 million for 2011, up

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to $55.6 million for 2012, and up to $107.3 million for 2013. If the EPA’s proposed Utility MACT rule is finalized as proposed, Gulf Power estimates the potential investments for new environmental regulations may exceed these estimates. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; changes in generating plants, including unit retirements and replacements, to meet new regulatory requirements; changes in FERC rules and regulations; Florida PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at June 30, 2011 approximately $17.3 million of cash and cash equivalents. Gulf Power also has $280 million of committed credit arrangements with banks. Of the total arrangements, Gulf Power has $250 million of unused committed credit arrangements. On June 24, 2011, Gulf Power drew $30 million from one of its lines of credit to cover short-term cash needs. On July 25, 2011, Gulf Power repaid $10 million of the amount drawn. As of June 30, 2011, of the unused credit arrangements, $90 million expire in 2011, $55 million expire in 2012, and $105 million expire in 2014. Of the credit arrangements expiring in 2011 and 2012, $115 million contain provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration. Subsequent to June 30, 2011, $60 million of the credit arrangements expiring in 2011 were replaced by $60 million of credit arrangements expiring in 2014. These credit arrangements provide liquidity support to Gulf Power’s commercial paper borrowings and $69 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At June 30, 2011, Gulf Power had $91 million of short-term borrowings outstanding, comprised of commercial paper and bank borrowings, with a weighted average interest rate of 0.6% per annum. During the second quarter 2011, Gulf Power had an average of $62 million of short-term borrowings outstanding with a weighted average interest rate of 0.4% per annum and the maximum amount outstanding was $110 million. Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At June 30, 2011, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $125 million. At June 30, 2011, the maximum potential collateral requirements under these contracts at a

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
rating below BBB- and/or Baa3 were approximately $546 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Gulf Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Gulf Power’s market risk exposure relative to interest rate changes for the second quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. Gulf Power continues to manage a financial hedging program for fuel purchased to operate its electric generating fleet implemented per the guidelines of the Florida PSC. As such, Gulf Power had no material change in market risk exposure for the second quarter 2011 when compared with the December 31, 2010 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2011 were as follows:

	Second Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(8)	$(11)
Contracts realized or settled	3	5
Current period changes(a)	(4)	(3)

Contracts outstanding at the end of the period, assets (liabilities), net	$(9)	$(9)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2011 was a decrease of $1 million and an increase of $2 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and prices of natural gas. At June 30, 2011, Gulf Power had a net hedge volume of 22.9 million mmBtu with a weighted average contract cost approximately $0.42 per mmBtu above market prices, compared to 20.3 million mmBtu at March 31, 2011 with a weighted average contract cost approximately $0.46 per mmBtu above market prices and compared to 19.6 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $0.67 per mmBtu above market prices.
Regulatory hedges relate to Gulf Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2011 and 2010 for energy-related derivative contracts that are not hedges were not material.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2011 were as follows:

	June 30, 2011
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(9)	(5)	(4)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(9)	$(5)	$(4)	$—

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
Financing Activities
In January 2011, Gulf Power issued to Southern Company 500,000 shares of common stock, without par value, and realized proceeds of $50 million. The proceeds were used to repay a portion of Gulf Power’s short-term indebtedness and for other general corporate purposes, including Gulf Power’s continuous construction program.
In May 2011, Gulf Power issued $125 million aggregate principal amount of Series 2011A 5.75% Senior Notes due June 1, 2051. The net proceeds from the sale of the Series 2011A Senior Notes were used to repay a $110 million bank note, to repay a portion of Gulf Power’s outstanding short-term indebtedness, and for general corporate purposes, including Gulf Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$207,005	$203,094	$387,479	$389,681
Wholesale revenues, non-affiliates	67,813	66,201	137,664	145,090
Wholesale revenues, affiliates	6,303	3,936	15,603	18,611
Other revenues	4,920	3,590	8,571	7,077

Total operating revenues	286,041	276,821	549,317	560,459

Operating Expenses:
Fuel	123,674	103,575	244,728	234,372
Purchased power, non-affiliates	1,336	1,498	2,346	5,119
Purchased power, affiliates	19,867	34,490	28,217	49,211
Other operations and maintenance	64,512	71,764	134,879	139,102
Depreciation and amortization	20,345	18,786	40,208	37,461
Taxes other than income taxes	17,251	17,173	34,732	35,633

Total operating expenses	246,985	247,286	485,110	500,898

Operating Income	39,056	29,535	64,207	59,561
Other Income and (Expense):
Allowance for equity funds used during construction	4,991	510	8,122	528
Interest income	401	40	743	73
Interest expense, net of amounts capitalized	(5,532)	(5,946)	(11,545)	(12,125)
Other income (expense), net	(613)	642	(1,016)	2,173

Total other income and (expense)	(753)	(4,754)	(3,696)	(9,351)

Earnings Before Income Taxes	38,303	24,781	60,511	50,210
Income taxes	12,587	9,129	19,745	18,872

Net Income	25,716	15,652	40,766	31,338
Dividends on Preferred Stock	433	433	866	866

Net Income After Dividends on Preferred Stock	$25,283	$15,219	$39,900	$30,472

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$25,283	$15,219	$39,900	$30,472
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $7, $(8), $6, and $4, respectively	13	(14)	11	6

Comprehensive Income	$25,296	$15,205	$39,911	$30,478

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$40,766	$31,338
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	43,032	40,362
Deferred income taxes	(8,136)	(7,593)
Investment tax credits received	29,556	—
Allowance for equity funds used during construction	(8,122)	(528)
Pension, postretirement, and other employee benefits	1,601	3,638
Generation construction screening costs	—	(50,554)
Stock based compensation expense	1,060	917
Other, net	(5,584)	(622)
Changes in certain current assets and liabilities —
-Receivables	(8,041)	(8,183)
-Fossil fuel stock	(8,838)	(3,557)
-Materials and supplies	(603)	(4,167)
-Prepaid income taxes	17,075	—
-Other current assets	1,021	(8,330)
-Accounts payable	17,927	6,462
-Accrued taxes	(6,227)	(3,576)
-Accrued compensation	(7,064)	(4,452)
-Over recovered regulatory clause revenues	(10,748)	2,106
-Other current liabilities	2,066	1,591

Net cash provided from (used for) operating activities	90,741	(5,148)

Investing Activities:
Property additions	(365,261)	(55,263)
Cost of removal, net of salvage	(4,339)	(5,749)
Construction payables	31,949	8,781
Capital grant proceeds	91,650	—
Distribution of restricted cash	50,000	—
Other investing activities	(2,217)	(6,227)

Net cash used for investing activities	(198,218)	(58,458)

Financing Activities:
Increase in notes payable, net	—	38,993
Proceeds —
Capital contributions from parent company	100,878	1,696
Other long-term debt issuances	75,000	—
Redemptions —
Capital leases	(705)	(652)
Other long-term debt	(130,000)	—
Payment of preferred stock dividends	(866)	(866)
Payment of common stock dividends	(37,750)	(34,300)
Other financing activities	(134)	(8)

Net cash provided from financing activities	6,423	4,863

Net Change in Cash and Cash Equivalents	(101,054)	(58,743)
Cash and Cash Equivalents at Beginning of Period	160,779	65,025

Cash and Cash Equivalents at End of Period	$59,725	$6,282

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2,572 and $167 capitalized for 2011 and 2010, respectively)	$9,505	$11,022
Income taxes (net of refunds)	(32,648)	9,233
Noncash transactions — accrued property additions at end of period	70,772	12,469
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2011	2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$59,725	$160,779
Restricted cash and cash equivalents	—	50,000
Receivables —
Customer accounts receivable	38,817	37,532
Unbilled revenues	35,623	31,010
Other accounts and notes receivable	9,847	11,220
Affiliated companies	21,842	17,837
Accumulated provision for uncollectible accounts	(398)	(638)
Fossil fuel stock, at average cost	121,078	112,240
Materials and supplies, at average cost	29,274	28,671
Other regulatory assets, current	56,604	63,896
Prepaid income taxes	38,514	59,596
Other current assets	19,991	19,057

Total current assets	430,917	591,200

Property, Plant, and Equipment:
In service	2,429,843	2,392,477
Less accumulated provision for depreciation	981,357	971,559

Plant in service, net of depreciation	1,448,486	1,420,918
Construction work in progress	511,225	274,585

Total property, plant, and equipment	1,959,711	1,695,503

Other Property and Investments	6,236	5,900

Deferred Charges and Other Assets:
Deferred charges related to income taxes	25,562	18,065
Other regulatory assets, deferred	129,254	132,420
Other deferred charges and assets	21,188	33,233

Total deferred charges and other assets	176,004	183,718

Total Assets	$2,572,868	$2,476,321

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in thousands)
Current Liabilities:
Securities due within one year	$201,365	$256,437
Accounts payable —
Affiliated	53,715	51,887
Other	109,032	59,295
Customer deposits	13,343	12,543
Accrued taxes —
Accrued income taxes	20,768	4,356
Other accrued taxes	29,288	51,709
Accrued interest	6,616	5,933
Accrued compensation	9,012	16,076
Other regulatory liabilities, current	5,642	6,177
Over recovered regulatory clause liabilities	66,298	77,046
Liabilities from risk management activities	22,609	27,525
Other current liabilities	20,388	20,115

Total current liabilities	558,076	589,099

Long-term Debt	461,487	462,032

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	277,642	281,967
Deferred credits related to income taxes	11,878	11,792
Accumulated deferred investment tax credits	62,574	33,678
Employee benefit obligations	114,250	113,964
Other cost of removal obligations	118,945	111,614
Other regulatory liabilities, deferred	60,384	58,814
Other deferred credits and liabilities	32,818	43,213

Total deferred credits and other liabilities	678,491	655,042

Total Liabilities	1,698,054	1,706,173

Redeemable Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	495,294	392,790
Retained earnings	309,036	306,885
Accumulated other comprehensive income	13	2

Total common stockholder’s equity	842,034	737,368

Total Liabilities and Stockholder’s Equity	$2,572,868	$2,476,321

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2011 vs. SECOND QUARTER 2010
AND
YEAR-TO-DATE 2011 vs. YEAR-TO-DATE 2010
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$10.1	66.1	$9.4	30.9

Mississippi Power’s net income after dividends on preferred stock for the second quarter 2011 was $25.3 million compared to $15.2 million for the corresponding period in 2010. The increase in net income after dividends on preferred stock for the second quarter 2011 was primarily due to a decrease in other operations and maintenance expenses, an increase in AFUDC equity, and an increase in territorial base revenues primarily due to a wholesale base rate increase effective January 2011, partially offset by a decrease in other income (expense), net.
Mississippi Power’s net income after dividends on preferred stock for year-to-date 2011 was $39.9 million compared to $30.5 million for the corresponding period in 2010. The increase in net income after dividends on preferred stock for year-to-date 2011 was primarily due to an increase in AFUDC equity, a decrease in other operations and maintenance expenses, and an increase in territorial base revenues primarily due to a wholesale base rate increase effective January 2011, partially offset by an increase in depreciation and amortization resulting from an increase in plant in service and a decrease in other income (expense), net.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$3.9	1.9	$(2.2)	(0.5)

In the second quarter 2011, retail revenues were $207.0 million compared to $203.1 million for the corresponding period in 2010. For year-to-date 2011, retail revenues were $387.5 million compared to $389.7 million for the corresponding period in 2010.
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2011		2011

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$203.1		$389.7
Estimated change in –
Rates and pricing	0.5	0.2	1.5	0.4
Sales growth (decline)	0.7	0.3	4.3	1.1
Weather	0.1	0.1	(3.9)	(1.0)
Fuel and other cost recovery	2.6	1.3	(4.1)	(1.0)

Retail – current year	207.0	1.9	387.5	(0.5)

Revenues associated with changes in rates and pricing increased in the second quarter 2011 and year-to-date 2011 when compared to the corresponding periods in 2010 due to increases of $0.5 million and $1.5 million, respectively, related to the ECO Plan rate.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Compliance Overview Plan” of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “Mississippi PSC Matters – Retail Regulatory Matters – Environmental Compliance Overview Plan” herein for additional information.
Revenues attributable to changes in sales increased in the second quarter 2011 when compared to the corresponding period in 2010, primarily resulting from increases in sales to residential, commercial, and industrial customers. Weather-adjusted KWH energy sales to the residential and commercial customers increased 2.1% and 4.9%, respectively, when compared to the corresponding period in 2010 primarily due to an increase in the number of customers and a recovering economy. KWH energy sales to industrial customers increased 3.0% due to the continued recovery of some large industrial customers.
Revenues attributable to changes in sales increased for year-to-date 2011 when compared to the corresponding period in 2010 primarily due to an increase in sales to commercial and industrial customers. Weather-adjusted KWH energy sales to residential and commercial customers increased 0.9% and 6.3%, respectively, when compared to the corresponding period in 2010. The increase in commercial sales was primarily due to an increase in the number of customers and recovering economic conditions. KWH energy sales to industrial customers increased 4.7% due to increased production for some of the larger customers resulting from an improving economy.
Revenues attributable to changes in weather increased in the second quarter when compared to the corresponding period for 2010 primarily due to more favorable weather in second quarter 2011.
Revenues attributable to changes in weather decreased year-to-date 2011 when compared to the corresponding period for 2010 primarily due to significantly colder weather in 2010.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and other cost recovery revenues increased in the second quarter 2011 when compared to the corresponding period in 2010 primarily as a result of higher recoverable fuel costs. Fuel and other cost recovery revenues decreased year-to-date 2011 when compared to the corresponding period in 2010 primarily as a result of lower recoverable fuel costs and a decrease in revenues related to ad valorem taxes. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power’s service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income. The retail portion of ad valorem tax expense is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1.6	2.4	$(7.4)	(5.1)

Wholesale revenues from non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and the availability of Southern Company system generation. Increases and decreases in revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income.
In the second quarter 2011, wholesale revenues from non-affiliates were $67.8 million compared to $66.2 million for the corresponding period in 2010. The increase was due to $2.1 million in increased revenues from customers inside Mississippi Power’s service territory, partially offset by $0.5 million in decreased revenues from customers outside Mississippi Power’s service territory. The $2.1 million increase in revenues from customers inside Mississippi Power’s service territory was primarily due to a $2.2 million increase in wholesale base revenues resulting from a wholesale base rate increase effective January 2011, partially offset by a $0.1 million decrease in fuel revenues. The $0.5 million decrease in revenues from customers outside Mississippi Power’s service territory was primarily due to a $0.1 million decrease in sales, partially offset by a $0.4 million increase associated with higher prices resulting from higher marginal cost of fuel and a $0.8 million decrease in capacity revenues.
For year-to-date 2011, wholesale revenues from non-affiliates were $137.7 million compared to $145.1 million for the corresponding period in 2010. The decrease was due to $4.5 million in decreased revenues from customers inside Mississippi Power’s service territory and $2.9 million in decreased revenues from customers outside Mississippi Power’s service territory. The $4.5 million decrease in revenues from customers inside Mississippi Power’s service territory was primarily due to a $6.1 million decrease in fuel revenues, partially offset by a $1.6 million increase in wholesale base revenues which were the net of a wholesale base rate increase effective January 2011 and lower sales to customers inside Mississippi Power’s service territory during the first six months of 2011. The $2.9 million decrease in revenues from customers outside Mississippi Power’s service territory was primarily due to a $1.2 million decrease in sales, a $0.2 million decrease associated with lower prices resulting from lower marginal cost of fuel, and a $1.5 million decrease in capacity revenues.
Wholesale Revenues – Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$2.4	60.1	$(3.0)	(16.2)

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
In the second quarter 2011, wholesale revenues from affiliates were $6.3 million compared to $3.9 million for the corresponding period in 2010. The increase was primarily due to a $3.6 million increase in energy revenues, of which $4.5 million was associated with increased sales, partially offset by a $0.9 million decrease associated with lower prices. Capacity revenues decreased $1.2 million.
For year-to-date 2011, wholesale revenues from affiliates were $15.6 million compared to $18.6 million for the corresponding period in 2010. The decrease was primarily due to a $0.8 million decrease in energy revenues, of which $1.9 million was associated with lower prices, partially offset by $1.1 million associated with increased sales. Capacity revenues decreased $2.2 million.
Other Revenues

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1.3	37.0	$1.5	21.1

In the second quarter 2011, other revenues were $4.9 million compared to $3.6 million for the corresponding period in 2010. The increase was primarily due to a $0.9 million increase in transmission revenues and a $0.5 million increase resulting from the gain on the settlement of an asset retirement obligation (ARO).
For year-to-date 2011, other revenues were $8.6 million compared to $7.1 million for the corresponding period in 2010. The increase was primarily due to a $1.0 million increase in transmission revenues and a $0.5 million increase resulting from the gain on the settlement of an ARO.
See “Depreciation and Amortization” herein for additional information regarding the gain on an ARO settlement.
Fuel and Purchased Power Expenses

	Second Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Second Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$20.1	19.4	$10.3	4.4
Purchased power — non-affiliates	(0.2)	(10.8)	(2.8)	(54.2)
Purchased power — affiliates	(14.6)	(42.4)	(21.0)	(42.7)

Total fuel and purchased power expenses	$5.3		$(13.5)

In the second quarter 2011, total fuel and purchased power expenses were $144.9 million compared to $139.6 million for the corresponding period in 2010. The increase was primarily due to an $11.6 million increase in total KWHs generated and purchased, partially offset by a $6.3 million decrease in cost of fuel and purchased power.
For year-to-date 2011, total fuel and purchased power expenses were $275.2 million compared to $288.7 million for the corresponding period in 2010. The decrease was primarily due to a $17.4 million decrease in the cost of fuel and purchased power, partially offset by a $3.9 million increase related to total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “Mississippi PSC Matters — Retail Regulatory Matters” herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	4.16	4.39	(5.2)	4.04	4.30	(6.0)
Purchased power	3.67	3.60	1.9	3.47	3.65	(4.9)

In the second quarter 2011, fuel expense was $123.7 million compared to $103.6 million for the corresponding period in 2010. The increase was primarily due to a 25.9% increase in generation from Mississippi Power facilities resulting from higher energy demand, partially offset by a 5.2% decrease in the average cost of fuel generated per KWH primarily resulting from lower gas prices in the second quarter 2011 compared to the corresponding period in 2010.
For year-to-date 2011, fuel expense was $244.7 million compared to $234.4 million for the corresponding period in 2010. The increase was primarily due to an 11.1% increase in generation from Mississippi Power facilities resulting from higher energy demand, partially offset by a 6.0% decrease in the average cost of fuel generated per KWH resulting from lower gas prices.
Non-Affiliates
In the second quarter 2011, purchased power expense from non-affiliates was $1.3 million compared to $1.5 million for the corresponding period in 2010. The decrease was primarily the result of a 14.2% decrease in KWH volume purchased, partially offset by a 3.9% increase in the average cost of purchased power per KWH. The decrease in KWH volume purchased was a result of higher cost opportunity purchases while the increase in prices was due to a higher marginal cost of fuel.
For year-to-date 2011, purchased power expense from non-affiliates was $2.3 million compared to $5.1 million for the corresponding period in 2010. The decrease was primarily the result of a 31.8% decrease in KWH volume purchased and a 32.7% decrease in the average cost of purchased power per KWH. The decrease in KWH volume purchased was a result of higher cost opportunity purchases while the decrease in prices was due to a lower marginal cost of fuel.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the second quarter 2011, purchased power expense from affiliates was $19.9 million compared to $34.5 million for the corresponding period in 2010. The decrease was primarily due to a 43.3% decrease in KWH volume purchased, partially offset by a 1.6% increase in the average cost of purchased power per KWH.
For year-to-date 2011, purchased power expense from affiliates was $28.2 million compared to $49.2 million for the corresponding period in 2010. The decrease was primarily due to a 41.6% decrease in KWH volume purchased and a 1.9% decrease in the average cost of purchased power per KWH.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(7.3)	(10.1)	$(4.2)	(3.0)

In the second quarter 2011, other operations and maintenance expenses were $64.5 million compared to $71.8 million for the corresponding period in 2010. The decrease was primarily due to a $5.6 million decrease in generation maintenance expenses for several major scheduled outages and a $1.4 million decrease in labor costs.
For year-to-date 2011, other operations and maintenance expenses were $134.9 million compared to $139.1 million for the corresponding period in 2010. The decrease was primarily due to a $2.8 million decrease in generation maintenance expenses for several major scheduled outages and a $2.0 million decrease in labor costs.
Depreciation and Amortization

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1.5	8.3	$2.7	7.3

In the second quarter 2011, depreciation and amortization was $20.3 million compared to $18.8 million for the corresponding period in 2010. The increase was primarily due to a $0.9 million increase in depreciation resulting from an increase in plant in service and a $0.5 million increase in ARO amortization resulting from the deferral of the gain on the settlement of an ARO.
For year-to-date 2011, depreciation and amortization was $40.2 million compared to $37.5 million for the corresponding period in 2010. The increase is primarily due to a $1.9 million increase in depreciation resulting from an increase in plant in service, a $0.5 million increase in ECO Plan amortization, and a $0.5 million increase in ARO amortization resulting from the deferral of the gain on the settlement of an ARO.
Allowance for Equity Funds Used During Construction

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$4.5	N/M	$7.6	N/M

N/M — Not meaningful
In the second quarter 2011, AFUDC equity was $5.0 million as compared to $0.5 million for the corresponding period in 2010. For year-to-date 2011, AFUDC equity was $8.1 million as compared to $0.5 million for the corresponding period in 2010. These increases were primarily due to the construction of the Kemper IGCC which began in June 2010.
See Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” herein for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(7.0)	$(0.6)	(4.8)

In the second quarter 2011, interest expense, net of amounts capitalized was $5.5 million compared to $5.9 million for the corresponding period in 2010. The decrease was primarily due to a $1.4 million increase in AFUDC debt expense

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
primarily associated with the Kemper IGCC, partially offset by a $0.4 million increase in interest expense associated with the issuances of new long-term debt in September and December 2010, a $0.3 million increase in interest expense associated with higher commitment fees, and a $0.2 million increase in interest expense related to energy cost management and the assessment of interest in conjunction with a tax audit.
For year-to-date 2011, interest expense, net of amounts capitalized was $11.5 million compared to $12.1 million for the corresponding period in 2010. The decrease was primarily due to a $2.4 million increase in AFUDC debt expense primarily associated with the Kemper IGCC, partially offset by a $0.9 million increase in interest expense associated with the issuances of new long-term debt in September and December 2010, a $0.4 million increase in interest expense related to energy cost management and the assessment of interest in conjunction with a tax audit, a $0.3 million increase in amortized debt related to the debt issuances, and a $0.2 million increase in interest expense associated with higher commitment fees.
Other Income (Expense), Net

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(1.2)	N/M	$(3.2)	N/M

N/M — Not meaningful
In the second quarter 2011, other income (expense), net was $(0.6) million compared to $0.6 million for the corresponding period in 2010. The decrease was primarily due to a $0.7 million decrease in customer projects and a $0.6 million decrease in amounts collected from customers for contributions in aid of construction.
For year-to-date 2011, other income (expense), net was $(1.0) million compared to $2.2 million for the corresponding period in 2010. The decrease was primarily due to a $2.2 million decrease in amounts collected from customers for contributions in aid of construction and a $1.2 million decrease in customer projects.
Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$3.5	37.9	$0.8	4.6

In the second quarter 2011, income taxes were $12.6 million compared to $9.1 million for the corresponding period in 2010. The increase was primarily due to a $5.2 million increase resulting from higher pre-tax earnings and a $0.2 million increase due to a higher unrecognized tax benefits reserve, partially offset by a $1.7 million decrease due to increased AFUDC equity, which is non-taxable, and a $0.3 million decrease due to higher State of Mississippi manufacturing investment tax credits.
For year-to-date 2011, income taxes were $19.7 million compared to $18.9 million for the corresponding period in 2010. The increase was primarily due to a $3.9 million increase resulting from higher pre-tax earnings and a $0.5 million increase due to a higher unrecognized tax benefits reserve, partially offset by a $2.9 million decrease due to increased AFUDC equity, which is non-taxable, and a $0.7 million decrease due to higher State of Mississippi manufacturing investment tax credits.
See Note (G) to the Condensed Financial Statements herein under “Effective Tax Rate” for additional information.

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
Mississippi Power has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS–FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Mississippi Power estimates that the aggregate capital costs for compliance with these rules could range from $1.0 billion to $2.0 billion through 2020 if adopted as proposed. Included in this amount is $313 million of estimated expenditures included in Mississippi Power’s 2011-2013 base level capital budget described herein in anticipation of these rules. See FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” herein for additional information. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Mississippi Power’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly impact electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA against certain Southern Company subsidiaries. The EPA’s action against Alabama Power alleged that Alabama Power violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On March 14, 2011, the U.S. District Court for the Northern District of Alabama granted Alabama Power’s motion for summary judgment on all remaining claims and dismissed the case with prejudice. The EPA has appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Mississippi Power in Item 7 and Note 3 of the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. The ultimate outcome of this matter cannot be determined at this time.
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Ninth Circuit stayed this case on February 23, 2011, pending the decision of the U.S. Supreme Court in the New York case discussed above. The plaintiffs have moved to lift the stay. The ultimate outcome of this matter cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Mississippi Power in Item 7 and Note 3 of the financial statements of Mississippi Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought a previous common law nuisance case involving substantially similar allegations. The earlier case was ultimately dismissed by the trial and appellate courts on procedural grounds. The current litigation was filed against numerous chemical, coal, oil, and utility companies (including Alabama Power, Georgia Power, Gulf Power, and Southern Power) and includes many of the same defendants that were involved in the earlier case. Mississippi Power was not named as a defendant in the case. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding regulation of air quality.
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule establishes numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by November 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of Mississippi Power’s facilities which could impact unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be impacted if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the proposed compliance period, and the limited compliance period could negatively impact electric system reliability. The outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
In October 2008, the EPA approved a revision to Alabama’s State Implementation Plan (SIP) requirements related to opacity which granted some flexibility to affected sources while requiring compliance with Alabama’s very strict opacity limits through use of continuous opacity monitoring system data. On April 6, 2011, the EPA attempted to rescind its previous approval of the Alabama SIP revision. Mississippi Power’s jointly-owned facility with Alabama Power in Greene County, Alabama is impacted by this decision. On April 8, 2011, Alabama Power filed an appeal of that decision with the U.S. Court of Appeals for the Eleventh Circuit and requested the court to stay the effectiveness of the EPA’s attempted rescission pending judicial review. The EPA’s decision became effective May 6, 2011 and the court denied Alabama Power’s requested stay on May 12, 2011. Unless the court resolves Alabama Power’s appeal in its favor, the EPA’s rescission will continue to impact Alabama Power. The EPA’s rescission has impacted unit availability and increased maintenance and compliance costs. The final outcome of this matter cannot be determined at this time.
On July 6, 2011, the EPA signed the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. The States of Alabama and Mississippi are impacted by the CSAPR’s summer ozone season nitrogen oxide allowance trading program, and the State of Alabama is affected by the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for the States of Alabama and Mississippi, which may impact unit availability. The ultimate outcome will depend on the outcome of any legal challenges and cannot be determined at this time.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a rule that establishes standards for reducing impacts to fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse impacts to fish and other aquatic life due to impingement (when fish and other aquatic life are trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (when aquatic organisms are drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards (for intake velocity or alternatively numeric impingement reduction standards) and entrainment reduction requirements (determined on a case-by-case basis). The rule’s proposed impingement standards could require changes to cooling water intake structures at many of Mississippi Power’s existing generating facilities, including facilities with closed-cycle re-circulating cooling systems (cooling towers). To address the rule’s entrainment standards, facilities with once-through cooling systems may have to install cooling towers. New units constructed at existing plants would have to meet the national impingement standards and install closed-cycle cooling or the equivalent to meet the entrainment mandate. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Mississippi Power’s facilities may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
Mississippi PSC Matters
Retail Regulatory Matters
Performance Evaluation Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Performance Evaluation Plan” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s base rates.
In November 2010, Mississippi Power filed its annual PEP filing for 2011, which indicated a rate increase of 1.936%, or $16.1 million, annually. On January 10, 2011, the Mississippi Public Utilities Staff (MPUS) contested the filing. On June 7, 2011, the Mississippi PSC issued an order approving a joint stipulation between the MPUS and Mississippi Power resulting in no change in rates.
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
On January 31, 2011, Mississippi Power submitted its 2011 System Restoration Rider rate filing to the Mississippi PSC, which proposed that Mississippi Power be allowed to accrue approximately $3.6 million to the property damage reserve in 2011. On May 5, 2011, the filing was approved by the Mississippi PSC.
Environmental Compliance Overview Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC.
On February 14, 2011, Mississippi Power submitted its ECO Plan notice which proposed an immaterial decrease in annual revenues. In addition, Mississippi Power proposed to change the ECO Plan collection period to more appropriately match ECO Plan revenues with ECO Plan expenditures. On April 7, 2011, due to changes in ECO Plan cost projections, Mississippi Power submitted a revised 2011 ECO Plan which changed the requested annual revenues to a $0.9 million decrease. On May 5, 2011, hearings on the revised ECO Plan were held and the filing was approved by the Mississippi PSC with the new rates effective in May 2011.
In July 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $625 million with Mississippi Power’s portion being $312.5 million. As of June 30, 2011, total project expenditures were $24.5 million with Mississippi Power’s portion being $12.2 million. The project is scheduled for completion in early 2015. Mississippi Power’s portion of the cost, if approved by the Mississippi PSC, is expected to be recovered through the ECO

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Plan. Hearings on the certificate request were held by the Mississippi PSC on January 25, 2011. On May 5, 2011, in conjunction with the ECO Plan hearings, the Mississippi PSC approved up to $19.5 million (with respect to Mississippi Power’s ownership portion) in additional spending for 2011 for the scrubber project. A decision on a final order is not anticipated prior to issuance of the final Utility MACT rule in November 2011. The ultimate outcome of this matter cannot be determined at this time.
Certificated New Plant
On April 27, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing Certificated New Plant-A (CNP-A), a new proposed cost recovery mechanism designed specifically to recover financing costs during the construction phase of the Kemper IGCC. Annual CNP-A rate filings would be made with the first filing occurring in November 2011. If approved by the Mississippi PSC, recovery through CNP-A will remain in place thereafter until the end of the calendar year that the Kemper IGCC is placed into commercial service, which is projected to be 2014. Certificated New Plant-B (CNP-B), which will be filed at a later date, would propose to govern rates effective from the first calendar year after the Kemper IGCC is placed into commercial service through the first seven full calendar years of its operation. The ultimate outcome of this matter cannot be determined at this time.
Storm Damage Cost Recovery
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
In March 2009, Mississippi Power filed with the Mississippi PSC its final accounting of the restoration cost relating to Hurricane Katrina and the storm operations center. On August 4, 2011, the Mississippi PSC issued an order approving this filing. The final net retail receivable of approximately $3.2 million is expected to be recovered in August 2011.
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. Mississippi Power establishes, annually, a retail fuel cost recovery factor that is approved by the Mississippi PSC. Mississippi Power is required to file for an adjustment to the retail fuel cost recovery factor annually; such filing occurred in November 2010. The Mississippi PSC approved the retail fuel cost recovery factor in December 2010, with the new rates effective in January 2011. The retail fuel cost recovery factor will result in an annual decrease in an amount equal to 5.0% of total 2010 retail revenue. At June 30, 2011, the amount of over recovered retail fuel costs included in the balance sheets was $47.8 million compared to $55.2 million at December 31, 2010. Mississippi Power also has a wholesale Municipal and Rural Associations (MRA) and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2011, the wholesale MRA fuel rate decreased, resulting in an annual decrease in an amount equal to 3.5% of total 2010 MRA revenue. Effective February 1, 2011, the wholesale MB fuel rate decreased, resulting in an annual decrease in an amount equal to 7.0% of total 2010 MB revenue. At June 30, 2011, the amount of over recovered wholesale MRA and MB fuel costs included in the balance sheets was $15.1 million and $2.8 million compared to $17.5 million and $4.4 million, respectively, at December 31, 2010. In addition, at June 30, 2011, the amount of over recovered MRA emissions allowance cost included in the balance sheet was $0.6 million. See Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K for additional information. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factors will have no significant effect on Mississippi Power’s revenues or net income, but will decrease annual cash flow.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In October 2010, the Mississippi PSC engaged an independent professional audit firm to conduct an audit of Mississippi Power’s fuel-related expenditures included in the retail fuel adjustment clause and energy cost management clause (ECM) for 2010. The audit was completed in the first quarter 2011 with no audit findings. The 2011 audit of fuel-related expenditures began in the second quarter 2011. The ultimate outcome of this matter cannot be determined at this time.
On April 1, 2011, a portion of Mississippi Power’s MB customers transitioned to a PPA with South Mississippi Electric Power Association (SMEPA). On June 21, 2011, Mississippi Power and SMEPA reached an agreement to allocate $3.7 million of the over recovered fuel balance at March 31, 2011 to the PPA. This amount was subsequently refunded to SMEPA on June 27, 2011. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Other Matters” of Mississippi Power in Item 7 of the Form 10-K for additional information.
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
In May 2009, Mississippi Power received notification from the IRS formally certifying the IRS allocated Internal Revenue Code Section 48A tax credits (Phase I) of $133 million to Mississippi Power. On April 19, 2011, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $279 million of Internal Revenue Code Section 48A tax credits (Phase II) to Mississippi Power. The utilization of Phase I and Phase II credits is dependent upon meeting the IRS certification requirements, including an in-service date no later than May 11, 2014 for the Phase I credits and April 19, 2016 for the Phase II credits. In order to remain eligible for the Phase II tax credits, Mississippi Power plans to capture and sequester (via enhanced oil recovery) at least 65% of the carbon dioxide (CO2) produced by the plant during operations in accordance with the recapture rules for Section 48A investment tax credits. Through June 30, 2011, Mississippi Power received or accrued tax benefits totaling $51.7 million for these tax credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC.
In February 2008, Mississippi Power requested that the DOE transfer the remaining funds previously granted under the Clean Coal Power Initiative Round 2 (CCPI2) from a cancelled IGCC project of one of Southern Company’s subsidiaries that would have been located in Orlando, Florida. In December 2008, an agreement was reached to assign the remaining funds ($270 million) to the Kemper IGCC. Mississippi Power will receive grant funds of $245 million during the construction of the Kemper IGCC and $25 million during its initial operation. Through June 30, 2011, Mississippi Power has received $111.7 million and requested an additional $11.8 million associated with this grant.
On March 10, 2011, the Sierra Club filed a lawsuit in the U.S. District Court for the District of Columbia against the DOE regarding the National Environmental Policy Act review process asking for a preliminary and permanent injunction on the issuance of CCPI2 funds and loan guarantees and a stay to any related construction activities based upon alleged deficiencies in the DOE’s environmental impact statement. Mississippi Power was allowed to intervene in this lawsuit on May 18, 2011.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In March 2010, the Mississippi Department of Environmental Quality (MDEQ) issued the Prevention of Significant Deterioration (PSD) air permit modification for the plant, which modifies the original PSD air permit issued in October 2008. The Sierra Club requested a formal evidentiary hearing regarding the issuance of the modified permit. On April 4, 2011, the MDEQ Permit Board held an evidentiary hearing wherein the permit board unanimously affirmed the PSD air permit. On June 30, 2011, the Sierra Club appealed the final PSD air permit issued by the MDEQ to the Chancery Court of Kemper County, Mississippi.
On March 4, 2011, Mississippi Power and Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., entered into a contract in which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC. On May 19, 2011, Mississippi Power and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tenrgys, LLC, entered into a contract in which Treetop will purchase 30% of the CO2 captured from the Kemper IGCC.
On April 27, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing CNP-A, a new proposed cost recovery mechanism designed specifically to recover financing costs during the construction phase of the Kemper IGCC. CNP-B, which will be filed at a later date, would propose to govern rates effective from the first calendar year after the Kemper IGCC is placed into commercial service through the first seven full calendar years of its operation. See “Mississippi PSC Matters — Retail Regulatory Matters — Certificated New Plant” herein for additional information.
On June 7, 2011, consistent with the treatment of non-capital costs during the pre-construction period, the Mississippi PSC granted Mississippi Power the authority to defer all non-capital, Kemper IGCC-related costs to a regulatory asset during the construction period. The amortization period for the regulatory asset will be determined by the Mississippi PSC at a later date. In addition, Mississippi Power is authorized to accrue carrying costs for 2011 on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in connection with future proceedings regarding the cost recovery mechanism for the Kemper IGCC.
Events in Japan resulting from the earthquake and tsunami created uncertainties that may affect transportation and availability of equipment or supplies from Japanese manufacturers in connection with the construction of the Kemper IGCC.
As of June 30, 2011, Mississippi Power had spent a total of $488.2 million on the Kemper IGCC, including regulatory filing costs. Of this total, $345.7 million was included in CWIP (net of $123.5 million of CCPI2 grant funds), $16.4 million was recorded in other regulatory assets, $1.6 million was recorded in other deferred charges and assets, and $1.0 million was previously expensed.
The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Mississippi Power. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. The guidance creates questions about how the rules should be applied. Based on recent discussions with the IRS, Mississippi Power estimates the potential increased cash flow for 2011 to be between approximately $18 million and $25 million. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Mississippi Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Mississippi Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at June 30, 2011. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash provided from operating activities totaled $90.7 million for the first six months of 2011 compared to net cash used for operating activities of $5.1 million for the corresponding period in 2010. The $95.8 million increase in cash provided from operating activities is primarily due to a $17.1 million increase in cash primarily due to the receipt of prepaid federal income tax refunds in the first six months of 2011, a $29.6 million increase in investment tax credits related to the Kemper IGCC, and a $50.6 million decrease in the use of funds related to the Kemper IGCC generation construction screening costs incurred during the first five months of 2010. The Mississippi PSC issued an order in June 2010 approving the Kemper IGCC.
Net cash used for investing activities totaled $198.2 million for the first six months of 2011 compared to $58.5 million for the corresponding period in 2010. The $139.7 million increase in net cash used for investing activities is primarily due to an increase in property additions of $310.0 million primarily related to the Kemper IGCC, partially offset by a $50.0 million decrease in restricted cash, a construction payable increase of $23.2 million, and the receipt of $91.6 million capital grant proceeds related to CCPI2 and smart grid investment grant.
Net cash provided from financing activities totaled $6.4 million for the first six months of 2011 compared to $4.9 million for the corresponding period in 2010. The $1.5 million increase in net cash provided from financing activities was primarily due to the issuance of a $75.0 million bank note and a $99.2 million increase in capital contributions from Southern Company, partially offset by the redemption of $50.0 million in revenue bonds, an $80.0 million maturity of long-term debt, and a $38.9 million decrease in notes payable.
Significant balance sheet changes for the first six months of 2011 include a decrease in cash and cash equivalents of $101.1 million primarily due to an $80.0 million long-term debt maturity and increased capital spending, partially offset by the receipt of $88.7 million in DOE grant funds. Restricted cash and cash equivalents decreased $50.0 million due to the redemption of revenue bonds in February 2011. Total property, plant, and equipment increased $264.2 million primarily due to the increase in construction work in progress related to the Kemper IGCC. Securities due within one year decreased $55.1 million primarily due to a long-term bank loan of $80.0 million that matured in March 2011 and the redemption of revenue bonds of $50.0 million in February 2011, partially offset by a $75.0 million bank note that will mature in April 2012. Other accounts payable increased $49.7 million primarily due to increases in construction projects. Other accrued taxes decreased $22.4 million primarily due to property tax payments of $44.1 million in the first quarter 2011, partially offset by a $22.8 million property tax accrual for 2011. Accumulated deferred investment tax credits increased $28.9 million primarily related to the Kemper IGCC. Paid-in capital increased $102.5 million primarily due to $100.0 million in capital contributions from Southern Company in the first six months of 2011.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $201 million will be required through June 30, 2012 for maturities of long-term debt.
The construction program of Mississippi Power is estimated to include a base level investment of $818 million, $1.0 billion, and $878 million for 2011, 2012, and 2013, respectively. Included in these estimated amounts are expenditures related to the Kemper IGCC of $685 million, $813 million, and $616 million in 2011, 2012, and 2013, respectively. Also included in these estimated amounts are environmental expenditures to comply with existing statutes and regulations of $20 million, $93 million, and $127 million for 2011, 2012, and 2013, respectively. In addition, Mississippi Power estimates that potential incremental investments to comply with anticipated new environmental regulations are $0 for 2011, up to $18 million for 2012, and up to $55 million for 2013. If the EPA’s proposed Utility MACT rule is finalized as proposed, Mississippi Power estimates that the potential incremental investments in 2012 and 2013 for new environmental regulations will be closer to the upper end of the estimates set forth

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
above. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; changes in generating plants, including unit retirement and replacement decisions, to meet new regulatory requirements; changes in FERC rules and regulations; Mississippi PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
On July 20, 2011, Mississippi Power provided notice to Juniper Capital L.P. that Mississippi Power intends to purchase the combined cycle facility at Plant Daniel at the end of the initial lease term expiring in October 2011. See “Off-Balance Sheet Financing Arrangements” herein for additional information.
Sources of Capital
Except as described below with respect to potential DOE loan guarantees and DOE CCPI2 grant funds, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Mississippi Power has primarily utilized funds from operating cash flows, short-term borrowings, external security offerings, and capital contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. Mississippi Power received $100 million in capital contributions from Southern Company in the first six months of 2011. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE. There can be no assurance that the DOE will issue federal loan guarantees to Mississippi Power. In addition, Mississippi Power has been awarded DOE CCPI2 grant funds of $245 million to be used for the construction of the Kemper IGCC and $25 million to be used for the initial operation of the Kemper IGCC. As of June 30, 2011, Mississippi Power had received $111.7 million and requested an additional $11.8 million associated with this grant.
Mississippi Power’s current liabilities sometimes exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at June 30, 2011 approximately $59.7 million of cash and cash equivalents and $296 million of unused committed credit arrangements with banks. Of the unused credit arrangements, $41 million expire in 2011, $90 million expire in 2012, and $165 million expire in 2014. Of these credit arrangements, $41 million contain provisions allowing for two-year term loans executable at expiration and $25 million contain provisions allowing for one-year term loans executable at expiration. Mississippi Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s commercial paper program and $40 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At June 30, 2011, Mississippi Power had no commercial paper borrowings outstanding. During the second quarter 2011, Mississippi Power had an average of $21 million of commercial paper outstanding with a weighted average interest rate of 0.2% per annum and the maximum amount outstanding was $70 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information relating to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel (Facility).
Mississippi Power was required to provide notice of its intent to either renew the lease or purchase the Facility by July 22, 2011. On July 20, 2011, Mississippi Power provided notice to the lessor of its intent to purchase the Facility. Mississippi Power’s right to purchase the Facility was approved by the Mississippi PSC in its order dated January 7, 1998, as amended on February 19, 1999, which granted Mississippi Power a Certificate of Public Convenience and Necessity for the Facility. Mississippi Power expects to acquire the Facility in October 2011.
In conjunction with the purchase of the Facility, Mississippi Power will make a cash payment of approximately $84 million. Mississippi Power also intends to assume debt obligations of the lessor related to the Facility, which mature in 2021 and have a face value of $270 million and a fixed stated interest rate of 7.13%. Accounting rules require that the Facility be reflected on Mississippi Power’s financial statements at the time of the purchase at the fair value of the consideration rendered. Accordingly, any assumed debt will be recorded at fair market value at the time of the purchase of the Facility in October 2011. Based on interest rates as of July 20, 2011, the fair value of the debt assumed would have been approximately $350 million. Mississippi Power intends to maintain its traditional capital structure by adding equity to support the additional debt.
In connection with the purchase of the Facility, on July 25, 2011, Mississippi Power filed a request for an accounting order from the Mississippi PSC. If the accounting order is approved as requested, the revenue requirements under the purchase option will equal those otherwise required under operating lease accounting treatment for the extended lease term, with any differences deferred as a regulatory asset over the 10-year period ending October 2021. At the conclusion of the proposed deferral period in 2021, the unamortized deferral balance will be amortized into rates over the remaining life of the Facility. The ultimate outcome of this matter cannot be determined at this time.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At June 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $336 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Mississippi Power’s market risk exposure relative to interest rate changes for the second quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Due to cost-based rate regulation and other various cost recovery mechanisms, Mississippi Power continues to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power had no material change in market risk exposure for the second quarter 2011 when compared with the December 31, 2010 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2011 were as follows:

	Second Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(37)	$(44)
Contracts realized or settled	8	15
Current period changes(a)	(4)	(4)

Contracts outstanding at the end of the period, assets (liabilities), net	$(33)	$(33)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2011 was an increase of $4 million and an increase of $11 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and the price of natural gas. At June 30, 2011, Mississippi Power had a net hedge volume of 25.6 million mmBtu with a weighted average contract cost approximately $1.60 per mmBtu above market prices, compared to 24.3 million mmBtu at March 31, 2011 with a weighted average contract cost approximately $1.79 per mmBtu above market prices and compared to 24.0 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $1.92 per mmBtu above market prices.
Regulatory hedges relate to Mississippi Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the ECM.
Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2011 and 2010 for energy-related derivative contracts that are not hedges were not material.
Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2011 were as follows:

		June 30, 2011
		Fair Value Measurements
	Total		Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
		(in millions)
Level 1	$—	$—	$—	$—
Level 2	(33)	(22)	(11)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(33)	$(22)	$(11)	$—

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
Financing Activities
In February 2011, Mississippi Power redeemed a $50 million series of revenue bonds issued in December 2010.
In March 2011, Mississippi Power’s $80 million long-term bank note with a variable interest rate based on one-month LIBOR matured.
In April 2011, Mississippi Power entered into a one-year $75 million aggregate principal amount long-term floating rate bank loan with a variable interest rate based on one-month LIBOR. The proceeds of this loan were used to repay maturing long-term and short-term indebtedness and for other general corporate purposes, including Mississippi Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$232,960	$153,989	$430,126	$307,326
Wholesale revenues, affiliates	70,569	92,784	153,843	194,541
Other revenues	1,680	1,703	3,027	3,097

Total operating revenues	305,209	248,476	586,996	504,964

Operating Expenses:
Fuel	101,158	76,678	203,873	174,192
Purchased power, non-affiliates	19,664	15,622	28,606	34,164
Purchased power, affiliates	22,178	25,009	37,277	48,420
Other operations and maintenance	40,047	38,236	82,801	77,246
Depreciation and amortization	30,805	28,892	60,972	58,001
Taxes other than income taxes	4,565	5,137	9,328	10,243

Total operating expenses	218,417	189,574	422,857	402,266

Operating Income	86,792	58,902	164,139	102,698
Other Income and (Expense):
Interest expense, net of amounts capitalized	(17,774)	(19,553)	(36,603)	(39,607)
Other income (expense), net	(260)	(313)	(201)	105

Total other income and (expense)	(18,034)	(19,866)	(36,804)	(39,502)

Earnings Before Income Taxes	68,758	39,036	127,335	63,196
Income taxes	24,157	7,469	44,991	16,905

Net Income	$44,601	$31,567	$82,344	$46,291

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net Income	$44,601	$31,567	$82,344	$46,291
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(23), $(1,303), $400, and $410, respectively	(35)	(2,036)	608	641
Reclassification adjustment for amounts included in net income, net of tax of $1,084, $990, $2,155, and $1,993, respectively	1,631	1,546	3,261	3,113

Total other comprehensive income (loss)	1,596	(490)	3,869	3,754

Comprehensive Income	$46,197	$31,077	$86,213	$50,045

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$82,344	$46,291
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	65,877	64,467
Deferred income taxes	12,315	16,006
Convertible investment tax credits received	62,298	22,150
Deferred revenues	(23,776)	(23,439)
Mark-to-market adjustments	853	(1,233)
Other, net	3,590	3,508
Changes in certain current assets and liabilities —
-Receivables	(19,276)	(49,768)
-Fossil fuel stock	41	6,176
-Materials and supplies	(4,431)	3,950
-Prepaid income taxes	1,282	(10,861)
-Other current assets	1,810	1,739
-Accounts payable	3,079	2,071
-Accrued taxes	7,737	7,815
-Accrued interest	50	12
-Other current liabilities	(497)	326

Net cash provided from operating activities	193,296	89,210

Investing Activities:
Property additions	(162,004)	(130,043)
Change in construction payables	(14,231)	19,138
Payments pursuant to long-term service agreements	(24,874)	(15,988)
Other investing activities	(3,212)	(250)

Net cash used for investing activities	(204,321)	(127,143)

Financing Activities:
Increase (decrease) in notes payable, net	(68,941)	85,972
Proceeds — Capital contributions	120,574	2,856
Repayments — Other long-term debt	(3,116)	—
Payment of common stock dividends	(45,600)	(53,551)
Other financing activities	146	302

Net cash provided from financing activities	3,063	35,579

Net Change in Cash and Cash Equivalents	(7,962)	(2,354)
Cash and Cash Equivalents at Beginning of Period	14,204	7,152

Cash and Cash Equivalents at End of Period	$6,242	$4,798

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $8,855 and $4,370 capitalized for 2011 and 2010, respectively)	$37,413	$33,274
Income taxes (net of refunds)	(31,142)	(10,536)
Noncash transactions — accrued property additions at end of period	21,077	34,659
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2011	2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$6,242	$14,204
Receivables —
Customer accounts receivable	86,212	77,033
Other accounts receivable	2,361	1,979
Affiliated companies	31,008	19,673
Fossil fuel stock, at average cost	13,793	13,663
Materials and supplies, at average cost	37,937	33,934
Prepaid service agreements — current	41,246	41,627
Prepaid income taxes	12,272	53,860
Other prepaid expenses	2,353	4,161
Assets from risk management activities	1,626	2,160
Other current assets	—	19

Total current assets	235,050	262,313

Property, Plant, and Equipment:
In service	3,157,228	3,143,919
Less accumulated provision for depreciation	595,981	536,107

Plant in service, net of depreciation	2,561,247	2,607,812
Construction work in progress	583,884	427,788

Total property, plant, and equipment	3,145,131	3,035,600

Other Property and Investments:
Goodwill	1,839	1,839
Other intangible assets, net of amortization of $1,084 and $693 at June 30, 2011 and December 31, 2010, respectively	48,035	48,426

Total other property and investments	49,874	50,265

Deferred Charges and Other Assets:
Prepaid long-term service agreements	82,674	69,740
Other deferred charges and assets — affiliated	3,152	3,275
Other deferred charges and assets — non-affiliated	21,101	16,541

Total deferred charges and other assets	106,927	89,556

Total Assets	$3,536,982	$3,437,734

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in thousands)
Current Liabilities:
Securities due within one year	$556	$—
Notes payable — affiliated	—	65,883
Notes payable — non-affiliated	200,846	203,904
Accounts payable —
Affiliated	61,547	69,783
Other	40,994	45,985
Accrued taxes —
Accrued income taxes	1,258	812
Other accrued taxes	10,120	2,775
Accrued interest	30,026	29,977
Liabilities from risk management activities	5,115	5,773
Other current liabilities	5,397	3,923

Total current liabilities	355,859	428,815

Long-term Debt	1,299,074	1,302,619

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	322,436	307,989
Deferred convertible investment tax credits	102,672	80,401
Deferred capacity revenues — affiliated	7,884	30,533
Other deferred credits and liabilities — affiliated	4,118	4,635
Other deferred credits and liabilities — non-affiliated	17,068	16,203

Total deferred credits and other liabilities	454,178	439,761

Total Liabilities	2,109,111	2,171,195

Redeemable Noncontrolling Interest	3,464	3,319

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	1,021,543	900,969
Retained earnings	413,014	376,270
Accumulated other comprehensive loss	(10,150)	(14,019)

Total common stockholder’s equity	1,424,407	1,263,220

Total Liabilities and Stockholder’s Equity	$3,536,982	$3,437,734

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2011 vs. SECOND QUARTER 2010
AND
YEAR-TO-DATE 2011 vs. YEAR-TO-DATE 2010
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
To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators. These indicators include peak season equivalent forced outage rate (EFOR), contract availability, and net income. EFOR defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). Contract availability measures the percentage of scheduled hours that a unit was available. Net income is the primary measure of Southern Power’s financial performance. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$13.0	41.3	$36.0	77.9

Southern Power’s net income for the second quarter 2011 was $44.6 million compared to $31.6 million for the corresponding period in 2010. The increase was primarily due to higher energy and capacity revenues under new PPAs that began in June, July, and December 2010 and January 2011. The increase was partially offset by lower energy and capacity revenues under existing PPAs and the expiration of PPAs in May 2010, December 2010, and May 2011 as well as lower energy and capacity revenues from power sales to affiliates under the IIC and higher income taxes.
Southern Power’s net income for year-to-date 2011 was $82.3 million compared to $46.3 million for the corresponding period in 2010. The increase was primarily due to higher energy and capacity revenues under new PPAs that began in June, July, and December 2010 and January 2011. The increase was partially offset by lower energy and capacity revenues under existing PPAs and the expiration of PPAs in May 2010, December 2010, and May 2011 as well as lower revenues from energy sales that were not covered by PPAs and lower energy and capacity revenues from power sales to affiliates under the IIC. The increase was also partially offset by an increase in fuel expenses, higher other operations and maintenance expenses, and higher income taxes.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$79.0	51.3	$122.8	40.0

Wholesale energy sales to non-affiliates will vary depending on the energy demand of those customers and their generation capacity, as well as the market prices of wholesale energy compared to the cost of Southern Power’s energy. Increases and decreases in revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income.
Wholesale revenues from non-affiliates for the second quarter 2011 were $233.0 million compared to $154.0 million for the corresponding period in 2010. The increase was mainly due to $96.5 million of energy and capacity revenues under new non-affiliate PPAs that began in June, July, and December 2010 and January 2011. These increases were partially offset by $19.7 million of lower energy and capacity revenues associated with the expiration of non-affiliate PPAs in December 2010.
Wholesale energy sales to non-affiliates for year-to-date 2011 were $430.1 million compared to $307.3 million for the corresponding period in 2010. The increase was mainly due to $190.5 million of energy and capacity revenues under new non-affiliate PPAs that began in June, July, and December 2010 and January 2011. These increases were partially offset by $5.7 million of lower energy and capacity revenues under existing non-affiliate PPAs, $32.7 million of lower revenues associated with the expiration of non-affiliate PPAs in December 2010, and $29.3 million of lower revenues from energy sales that were not covered by PPAs as a result of significantly more favorable weather in the first quarter 2010 compared to the corresponding period in 2011.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(22.2)	(23.9)	$(40.7)	(20.9)

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
Wholesale revenues from affiliates for the second quarter 2011 were $70.6 million compared to $92.8 million for the corresponding period in 2010. The decrease was primarily the result of $23.3 million of lower energy and capacity revenues associated with the expiration of affiliate PPAs in May 2010 and May 2011 and $12.8 million related to lower revenues from power sales to affiliates under the IIC. These decreases were partially offset by $12.6 million of increased energy and capacity revenues associated with new affiliate PPAs that began in June 2010.
Wholesale revenues from affiliates for year-to-date 2011 were $153.8 million compared to $194.5 million for the corresponding period in 2010. The decrease was primarily the result of $50.2 million of lower energy and capacity revenues associated with the expiration of affiliate PPAs in May 2010 and May 2011 and $22.0 million related to lower revenues from power sales to affiliates under the IIC. These decreases were partially offset by $31.1 million of increased energy and capacity revenues associated with new affiliate PPAs that began in June 2010.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$24.5	31.9	$29.7	17.0
Purchased power — non-affiliates	4.0	25.9	(5.6)	(16.3)
Purchased power — affiliates	(2.8)	(11.3)	(11.1)	(23.0)

Total fuel and purchased power expenses	$25.7		$13.0

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
In the second quarter 2011, total fuel and purchased power expenses were $143.0 million compared to $117.3 million for the corresponding period in 2010. Fuel and purchased power expenses increased $47.3 million due to a 41.1% increase in volume of KWHs generated and purchased. This increase was partially offset by $21.6 million due to a 23.1% decrease in the average cost of purchased power and an 8.3% decrease in the average cost of natural gas.
For year-to-date 2011, total fuel and purchased power expenses were $269.8 million compared to $256.8 million for the corresponding period in 2010. Fuel and purchased power expenses increased $80.1 million due to a 32.7% increase in the volume of KWHs generated and purchased. This increase was partially offset by $67.1 million due to a 33.3% decrease in the average cost of purchased power and a 14.3% decrease in the average cost of natural gas.
In the second quarter 2011, fuel expense was $101.2 million compared to $76.7 million for the corresponding period in 2010. Fuel expense increased $33.6 million due to an increase in the volume of KWHs generated partially offset by $9.1 million due to an 8.3% decrease in the average cost of natural gas.
For year-to-date 2011, fuel expense was $203.9 million compared to $174.2 million for the corresponding period in 2010. Fuel expense increased $63.8 million due to an increase in the volume of KWHs generated, partially offset by $34.1 million due to a 14.3% decrease in the average cost of natural gas.
In the second quarter 2011, purchased power expenses were $41.8 million compared to $40.6 million for the corresponding period in 2010. Purchased power expenses increased $13.7 million due to an increase in the volume of KWHs purchased, partially offset by $12.5 million due to a 23.1% decrease in the average cost of purchased power.
For year-to-date 2011, purchased power expenses were $65.9 million compared to $82.6 million for the corresponding period in 2010. Purchased power expenses decreased $33.0 million due to a 33.3% decrease in the average cost of purchased power, partially offset by a $16.3 million increase associated with an increase in the volume of KWHs purchased.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$1.8	4.7	$5.6	7.2

In the second quarter 2011, other operations and maintenance expenses were $40.0 million compared to $38.2 million for the corresponding period in 2010. This increase was primarily due to $2.6 million related to generating plant outages and maintenance. This increase was partially offset by a $1.2 million decrease in administrative and general expenses primarily due to additional expense in 2010 associated with the passage of healthcare legislation and additional expenses in 2011 due to information technology upgrades and legal expenses.
For year-to-date 2011, other operations and maintenance expenses were $82.8 million compared to $77.2 million for the corresponding period in 2010. This increase was primarily due to $7.4 million related to generating plant outages and maintenance. This increase was partially offset by a $2.0 million decrease in administrative and general expenses primarily due to additional expense in 2010 associated with the passage of healthcare legislation and additional expenses in 2011 due to information technology upgrades.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(1.8)	(9.1)	$(3.0)	(7.6)

In the second quarter 2011, interest expense, net of amounts capitalized was $17.8 million compared to $19.6 million for the corresponding period in 2010. The decrease was primarily due to a $2.2 million increase in capitalized interest associated with the construction of the Cleveland County combustion turbine units and the Nacogdoches biomass plant.
For year-to-date 2011, interest expense, net of amounts capitalized was $36.6 million compared to $39.6 million for the corresponding period in 2010. This decrease was primarily due to a $4.5 million increase in capitalized interest associated with the construction of the Cleveland County combustion turbine units and the Nacogdoches biomass plant.
See FUTURE EARNINGS POTENTIAL – “Construction Projects” herein for additional information.
Income Taxes

Second Quarter 2011 vs. Second Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$16.7	223.4	$28.1	166.1

In the second quarter 2011, income taxes were $24.2 million compared to $7.5 million for the corresponding period in 2010 primarily due to $10.8 million associated with higher pre-tax earnings and $2.2 million related to investment tax credits (ITCs) recognized in 2010 associated with the construction of the Cimarron solar plant.
For year-to-date 2011, income taxes were $45.0 million compared to $16.9 million for the corresponding period in 2010. The increase was primarily due to $24.2 million associated with higher pre-tax earnings and $2.2 million related to ITCs recognized in 2010 associated with the construction of the Cimarron solar plant.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. The level of Southern Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale business. These factors include Southern Power’s ability to achieve sales growth while containing costs, regulatory matters, creditworthiness of customers, total available generating capacity, the successful remarketing of capacity as current contracts expire, and Southern Power’s ability to execute its acquisition strategy and to construct generating facilities. Other factors that could influence future earnings include weather, demand, generation patterns, and operational limitations. Recessionary conditions have lowered demand and have negatively impacted capacity revenues under Southern Power’s PPAs where the amounts purchased are based on demand. Southern Power is unable to predict whether demand under these PPAs will return to pre-recession levels. The timing and extent of the economic recovery is uncertain and will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
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
Carbon Dioxide Litigation
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. The U.S. Court of Appeals for the Ninth Circuit stayed this case on February 23, 2011, pending the decision of the U.S. Supreme Court in a similar case. The plaintiffs have moved to lift the stay. The ultimate outcome of this matter cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” of Southern Power in Item 7 and Note 3 of the financial statements of Southern Power under “Environmental Matters – Carbon Dioxide Litigation – Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought a previous common law nuisance case involving substantially similar allegations. The earlier case was ultimately dismissed by the trial and appellate courts on procedural grounds. The current litigation was filed against numerous chemical, coal, oil, and utility companies, including Southern Power, and includes many of the same defendants that were involved in the earlier case. Southern Power believes these claims are without merit. The ultimate outcome of this matter cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Power in Item 7 of the Form 10-K for additional information regarding regulation of air quality.
In April 2010, the EPA proposed an Industrial Boiler Maximum Achievable Control Technology rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers and start-up boilers. The EPA published the final rules on March 21, 2011 and, at the same time, issued a notice of intent to reconsider the final rules to allow for additional public review and comment. The EPA has announced plans to propose a revised rule by October 31, 2011 and to finalize the rule by April 30, 2012. The impact of these regulations will depend on their final form and the outcome of any legal challenges and cannot be determined at this time.
Water Quality
On April 20, 2011, the EPA published a rule that establishes standards for reducing impacts to fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse impacts to fish and other aquatic life due to impingement (when fish and other aquatic life are trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (when aquatic organisms are drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards (for intake velocity or alternatively numeric impingement reduction standards) and entrainment reduction requirements (determined on a case-by-case basis). The rule’s proposed impingement standards could require changes to cooling water intake structures at some of Southern Power’s existing generating facilities, including facilities with closed-cycle re-circulating cooling systems (cooling towers). To address the rule’s entrainment standards, facilities with once-through cooling systems may have to install cooling towers. New units constructed at existing plants would have to meet the national impingement standards and install closed-cycle cooling or the equivalent to meet the entrainment mandate. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
Construction Projects
Cleveland County Units 1-4
In December 2008, Southern Power announced that it will build an electric generating plant in Cleveland County, North Carolina. The plant will consist of four combustion turbine natural gas generating units with a total generating capacity of 720 MWs. The units are expected to begin commercial operation in 2012. Costs incurred through June 30, 2011 were $242.0 million. The total estimated construction cost is expected to be between $350 million and $400 million.
Nacogdoches Biomass Plant
In October 2009, Southern Power acquired all of the outstanding membership interests of Nacogdoches Power LLC (Nacogdoches) from American Renewables LLC, the original developer of the project. Nacogdoches is constructing a biomass generating plant in Sacul, Texas with an estimated capacity of 100 MWs. The generating plant will be fueled from wood waste. Construction commenced in 2009 and the plant is expected to begin commercial operation in 2012. Costs incurred through June 30, 2011 were $338.4 million. The total estimated cost of the project is expected to be between $475 million and $500 million.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Power Sales Agreements
In June 2011, Southern Power entered into three PPAs with Georgia Power. Under the first agreement, Southern Power will provide Georgia Power with a total of 625 MWs of annual capacity for the period from June 2015 through May 2030 from Plant Franklin for the first seven months of the contract term and Plant Harris thereafter. Under the second agreement, Southern Power will provide Georgia Power with a total of 75 MWs of annual capacity for the period from January 2015 through May 2030 from Plant Dahlberg. Under the third agreement, Southern Power will provide Georgia Power with a total of 298 MWs of annual capacity for the period from January 2015 through May 2030 from the West Georgia generating facility. These contracts are subject to approval by the Georgia PSC and by the FERC. The PPAs also include an early termination provision through March 27, 2012 that allows Georgia Power to terminate one or more of the PPAs if Georgia Power does not need to retire certain coal-fired units as a result of EPA rules and regulations. Early termination will result in payment by Georgia Power of a fee of up to $20 million.
Other Matters
Southern Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Power and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Power’s financial statements.
See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its consolidated financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition, Impairment of Long Lived Assets and Intangibles, Acquisition Accounting, Contingent Obligations, Depreciation, and ITCs.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at June 30, 2011. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See “Sources of Capital” herein for additional information on lines of credit.
Net cash provided from operating activities totaled $193.3 million for the first six months of 2011, compared to $89.2 million for the corresponding period in 2010. This increase was mainly due to an increase in cash received for convertible ITCs, bonus depreciation, and a smaller increase in customer receivables during 2011 compared to 2010. Net cash used for investing activities totaled $204.3 million for the first six months of 2011, compared to $127.1 million for the corresponding period in 2010. This increase was primarily due to an increase in construction work in progress related to construction activities at Cleveland County and Nacogdoches. Net cash provided from financing activities totaled $3.1 million for the first six months of 2011, compared to $35.6 million for the corresponding period in 2010, primarily due to a capital contribution for funding of construction related activities, partially offset by a $65.9 million repayment of an affiliate loan related to SRE.
Significant asset changes in the balance sheet for the first six months of 2011 include an increase in accounts receivable from affiliated companies primarily due to higher energy sales under PPAs due to seasonality, an increase in construction work in progress due to Cleveland County and Nacogdoches construction activities, and a decrease in prepaid income taxes mainly due to the receipt of an income tax refund from the IRS related to convertible ITCs and bonus depreciation.
Significant liability and stockholder’s equity changes in the balance sheet for the first six months of 2011 include a decrease in notes payable primarily due to repayment of an affiliate loan related to SRE, an increase in deferred convertible ITCs due to additional spending on the Nacogdoches project, and a decrease in deferred capacity revenues – affiliated primarily due to seasonality.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements. There are no requirements through June 30, 2012 for maturities of long-term debt.
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
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at June 30, 2011 cash and cash equivalents of approximately $6.2 million and committed credit arrangements with banks of $500 million, all of which expire in 2016. During May 2011, Southern Power terminated its existing credit arrangement and entered into a new $500 million credit arrangement expiring in 2016. Borrowings under this credit arrangement may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. At June 30, 2011, Southern Power had $201 million of commercial paper borrowings outstanding with a weighted average interest rate of 0.3% per annum. During the second quarter 2011, Southern Power had an average of $250 million of commercial paper outstanding with a weighted average interest rate of 0.4% per annum and the maximum amount outstanding was $305 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At June 30, 2011, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $416 million. At June 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.2 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Power’s ability to access capital markets, particularly the short-term debt market.
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
Southern Power’s market risk exposure relative to interest rate changes for the second quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
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
The changes in fair value of energy-related derivative contracts for the three and six months ended June 30, 2011 were as follows:

	Second Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(2.3)	$(3.5)
Contracts realized or settled	(0.1)	0.6
Current period changes(a)	(0.9)	(0.4)

Contracts outstanding at the end of the period, assets (liabilities), net	$(3.3)	$(3.3)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The changes in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2011 were a decrease of $1.0 million and an increase of $0.2 million, respectively, which is due to both power and natural gas positions. These changes are attributable to both the volume and prices of power and natural gas as follows:

	June 30, 2011	March 31, 2011	December 31, 2010

Power (net sold)

MWHs (in millions)	0.7	0.8	0.9
Weighted average contract cost per MWH above (below) market prices (in dollars)	$(2.39)	$(3.20)	$(2.33)

Natural gas (net purchase)

Commodity — million mmBtu	9.2	13.5	13.0
Commodity — Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$0.24	$0.01	$0.11

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	June 30, 2011	December 31, 2010
	(in millions)
Cash flow hedges	$0.1	$(1.0)
Not designated	(3.4)	(2.5)

Total fair value	$(3.3)	$(3.5)

Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Total net unrealized pre-tax gains (losses) recognized in the statements of income for the three and six months ended June 30, 2011 for energy-related derivative contracts that were not hedges were $(0.9) million and $(0.8) million, respectively, and will continue to be marked to market until the settlement date. For the three and six months ended June 30, 2010, the total net unrealized pre-tax gains recognized in the statements of income were $2.0 million and $1.2 million, respectively.
Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2011 were as follows:

	June 30, 2011
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(3.3)	(3.5)	(0.3)	0.5
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(3.3)	$(3.5)	$(0.3)	$0.5

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
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Power in Item 7 and Note 1 under “Financial Instruments” and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
During the six months ended June 30, 2011, Southern Power paid $3.1 million on a long-term loan related to SRE. Southern Power did not issue or redeem any long-term securities during the six months ended June 30, 2011.

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

The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2010 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2011 and 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.

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

Southern Company made separate guarantees to two counterparties regarding performance of contractual commitments by SRE. Southern Power assumed the guarantees in connection with the transfer of SRE. The total original notional amount of the guarantees was $120 million, approximately $12 million of which was outstanding at June 30, 2011. Of this amount, approximately $3 million is expected to expire in the first quarter 2012 and approximately $9 million is expected to expire in 2037.

Certain prior years’ data presented in the financial statements have been reclassified to conform to the current year presentation.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of the registrants in Item 8 of the Form 10-K for information relating to various lawsuits, other contingencies, and regulatory matters.

General Litigation Matters

Each registrant is subject to certain claims and legal actions arising in the ordinary course of business. In addition, each registrant’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against each

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
registrant and any of its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of each registrant in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on such registrant’s financial statements.

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

In June 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving a portion of the Alabama Power lawsuit relating to the alleged NSR violations at Plant Miller. In September 2010, the EPA dismissed five of its eight remaining claims against Alabama Power, leaving only three claims for summary disposition or trial, including the claim relating to a facility co-owned by Mississippi Power. On March 14, 2011, the U.S. District Court for the Northern District of Alabama granted Alabama Power’s motion for summary judgment on all remaining claims and dismissed the case with prejudice. The EPA has appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit.

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

Carbon Dioxide Litigation

New York Case

In July 2004, three environmental groups and attorneys general from several states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed complaints in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
plaintiffs assert is a public nuisance. Under common law public and private nuisance theories, the plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining global warming and (2) requiring each of the defendants to cap its emissions of carbon dioxide and then reduce those emissions by a specified percentage each year for at least a decade. The plaintiffs did not seek monetary damages in connection with their claims. Southern Company believes these claims are without merit. In September 2005, the U.S. District Court for the Southern District of New York granted Southern Company’s and the other defendants’ motions to dismiss these cases. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit in October 2005 and in September 2009 that court reversed and remanded the case to the district court. In December 2010, Southern Company and the other defendants appealed the case to the U.S. Supreme Court. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. The ultimate outcome of this matter cannot be determined at this time.

Kivalina Case

In February 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs allege that the village is being destroyed by erosion caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that some of the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit. In September 2009, the U.S. District Court for the Northern District of California granted the defendants’ motions to dismiss the case based on lack of jurisdiction and ruled the claims were barred by the political question doctrine and by the plaintiffs’ failure to establish legal standing by showing that the defendants’ conduct caused the injury alleged. In November 2009, the plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, challenging the district court’s order dismissing the case. The U.S. Court of Appeals for the Ninth Circuit stayed this case on February 23, 2011, pending the decision of the U.S. Supreme Court in the New York case discussed above. The plaintiffs have moved to lift the stay. The ultimate outcome of this matter cannot be determined at this time.

Other Litigation

Common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas emissions have become more frequent, and, as illustrated by the New York and Kivalina cases, courts have been debating whether private parties and states have standing to bring such claims. In another common law nuisance case, the U.S. District Court for the Southern District of Mississippi dismissed private party claims against certain oil, coal, chemical, and utility companies alleging damages as a result of Hurricane Katrina. The court ruled that the parties lacked standing to bring the claims and the claims were barred by the political question doctrine. In October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the district court and held that the plaintiffs did have standing to assert their nuisance, trespass, and negligence claims and none of the claims were barred by the political question doctrine. In May 2010, however, the U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal of the case based on procedural grounds, reinstating the district court decision in favor of the defendants. On January 10, 2011, the U.S. Supreme Court denied the plaintiffs’ petition to reinstate the appeal. This case is now concluded. However, on May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought the previous common law nuisance case involving substantially similar allegations. The current litigation was filed against numerous chemical, coal, oil, and utility companies (including Alabama Power, Georgia Power, Gulf Power, and Southern Power) and includes many of the same defendants that were involved in the earlier case. Each Southern Company entity named in the lawsuit believes these claims are without merit. The ultimate outcome of this matter cannot be determined at this time.

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

Georgia Power’s environmental remediation liability as of June 30, 2011 was $14 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional cleanup and claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and CERCLA NPL are anticipated; however, they are not expected to have a material impact on Georgia Power’s or Southern Company’s financial statements.

In September 2008, the EPA advised Georgia Power that it has been designated as a PRP at the Ward Transformer Superfund site located in Raleigh, North Carolina. Numerous other entities have also received notices regarding this site from the EPA. In addition, in April 2009, two PRPs filed separate actions in the U.S. District Court for the Eastern District of North Carolina against numerous other PRPs, including Georgia Power, seeking contribution from the defendants for expenses incurred by the plaintiffs related to work performed at a portion of the site. Discovery is on-going in these cases. The ultimate outcome of these matters will depend upon further environmental assessment and the ultimate number of PRPs and cannot be determined at this time; however, it is not expected to have a material impact on Southern Company’s and Georgia Power’s financial statements.

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $63 million as of June 30, 2011. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

In addition, in late 2001, certain subsidiaries of Southern Company, including Mississippi Power, were named as defendants in a lawsuit brought in Troup County, Georgia, Superior Court by Interstate Fiber Network Inc. a subsidiary of telecommunications company ITC DeltaCom, Inc. that uses certain of the defendants’ rights of way. This lawsuit alleges, among other things, that the defendants are contractually obligated to indemnify, defend, and hold harmless the telecommunications company from any liability that may be assessed against it in pending and future right of way litigation. Southern Company and Mississippi Power believe that the plaintiff’s claims are without merit. In the fall of 2004, the trial court stayed the case until resolution of the underlying landowner litigation discussed above. In January 2005, the Georgia Court of Appeals dismissed the telecommunications company’s appeal of the trial court’s order for lack of jurisdiction. In August 2010, the defendants filed a motion to dismiss the suit for lack of prosecution. The court denied the defendants’ motion to dismiss the claim. On March 25, 2011, the plaintiffs filed an amended complaint asserting claims for breach of contract for failing to make the defendants’ facilities fully available to the plaintiffs and for failing to indemnify the plaintiffs in defending the underlying landowner litigation. An adverse outcome in this matter is not expected to be material to Southern Company or Mississippi Power; however, the final outcome cannot now be determined.

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

On March 11, 2011, the U.S. Court of Appeals for the Federal Circuit issued an order in which it affirmed the damage award to Alabama Power, but remanded the Georgia Power portion of the proceeding back to the U.S. Court of Federal Claims for reconsideration of the damages amount in light of the spent nuclear fuel acceptance rates adopted in a separate proceeding by the U.S. Court of Appeals for the Federal Circuit. On July 7, 2011, Alabama Power and the government entered into a stipulation for the entry of a separate judgment in favor of Alabama Power. On July 12, 2011, the court entered final judgment in favor of Alabama Power.

In April 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim) due to the government’s alleged continuing breach of contract. The complaint does not contain any specific dollar amount for recovery of damages. Damages will continue to accumulate until the issue is resolved or the storage is provided. No amounts have been recognized in the financial statements as of June 30, 2011 for either claim. The final outcome of these matters cannot be determined at this time, but no material impact on net income is expected as any damage amounts collected from the government are expected to be returned to customers.

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

Income Tax Matters

Georgia State Income Tax Credits

Georgia Power’s 2005 through 2009 income tax filings for the State of Georgia included state income tax credits for increased activity through Georgia ports. Georgia Power also filed similar claims for the years 2002 through 2004. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On June 10, 2011, Georgia Power and the Georgia Department of Revenue agreed to a settlement resolving the claims. As a result, Georgia Power recorded additional tax benefits of approximately $64 million and, in accordance with the 2010 ARP, also recorded a related regulatory liability of approximately $62 million. In addition, Georgia Power recorded a reduction of approximately $23 million in related interest expense. See Notes 3 and 5 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, for additional information.

State PSC Matters

Alabama Power

Retail Rate Adjustments

See Note 3 to the financial statements of Southern Company and Alabama Power under “Retail Regulatory Matters — Alabama Power — Natural Disaster Reserve” and “Retail Regulatory Matters — Natural Disaster Reserve,” respectively, in Item 7 of the Form 10-K for information regarding the rate structure of Alabama Power. On July 12, 2011, the Alabama PSC issued an order to eliminate a tax-related adjustment under Alabama Power’s rate structure effective with October 2011 billings. Alabama Power anticipates the elimination of this adjustment will result in additional revenues of approximately $30 million for the remainder of 2011 and is expected to have an annual effect of approximately $150 million beginning in 2012.

In accordance with the order, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues from the elimination of the tax-related adjustment, to replenish the NDR, which was impacted as a result of operations and maintenance expenses incurred in connection with the April 2011 storms in Alabama. Alabama Power expects that these additional revenues will preclude the need for a rate adjustment under Rate Stabilization and Equalization (Rate RSE). Accordingly, Alabama Power agreed to a moratorium on any increase in 2012 under Rate RSE.

Natural Disaster Reserve

See Note 3 to the financial statements of Southern Company and Alabama Power under “Retail Regulatory Matters — Alabama Power — Natural Disaster Reserve” and “Retail Regulatory Matters — Natural Disaster Reserve,” respectively, in Item 8 of the Form 10-K for additional information.

On April 27, 2011, storms swept through the central part of Alabama causing significant damage in parts of the service territory of Alabama Power. Over 400,000 of Alabama Power’s 1.4 million customers were without electrical service immediately after the storms, resulting from significant damage to Alabama Power’s transmission and distribution facilities. In addition, during the first six months of 2011, multiple storms caused varying degrees of damage to Alabama Power’s facilities. The estimated cost of repairing the damage to facilities and restoring electrical service to customers, as a result of these storms, is between $40 million and $55 million for operations and maintenance expenses and between $135 million and $165 million for capital-related expenditures. Alabama Power maintains a reserve for operations and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
maintenance expenses to cover the cost of damages from major storms to Alabama Power’s transmission and distribution facilities.

At June 30, 2011, the NDR had an accumulated balance of $90 million, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in the Condensed Statements of Income herein.

In accordance with the order discussed above issued by the Alabama PSC on July 12, 2011 to eliminate a tax-related adjustment under Alabama Power’s rate structure, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues, which are expected to be approximately $30 million.

Retail Fuel Cost Recovery

See Note 3 to the financial statements of Southern Company and Alabama Power under “Retail Regulatory Matters — Alabama Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of June 30, 2011 totaled $35 million as compared to $4 million at December 31, 2010. These under recovered fuel costs at June 30, 2011 are included in under recovered regulatory clause revenues and deferred under recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheets herein. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered fuel costs.

Georgia Power

Fuel Cost Recovery

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information. On May 24, 2011, the Georgia PSC approved Georgia Power’s request to decrease fuel rates by 0.61%. The decrease will reduce Georgia Power’s annual billings by approximately $43 million effective June 1, 2011. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Southern Company’s or Georgia Power’s revenues or net income, but will affect cash flow.

Nuclear Construction

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — Nuclear Construction” and “Construction — Nuclear,” respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power’s construction of Plant Vogtle Units 3 and 4.

In December 2010, Westinghouse submitted an AP1000 Design Certification Amendment (DCA) to the NRC. On February 10, 2011, the NRC announced that it was seeking public comment on a proposed rule to approve the DCA and amend the certified AP1000 reactor design for use in the U.S. The Advisory Committee on Reactor Safeguards also issued a letter on January 24, 2011 endorsing the issuance of the Construction and Operating Licenses (COLs) for Plant Vogtle Units 3 and 4. In addition, on March 25, 2011, the NRC submitted to the EPA the final environmental impact statement for Plant Vogtle Units 3 and 4. In a letter dated August 2, 2011, the NRC clarified the timeframe for approval of the COLs for Plant Vogtle Units 3 and 4, which continues to allow for issuance of the COLs in late 2011. Georgia Power expects the NRC to approve the DCA in late 2011. However, due to certain administrative procedural requirements, it is possible that the effective date of the DCA and issuance of the COLs could occur in early 2012. In this case, the NRC could approve Georgia Power’s request for a second limited work authorization, which would allow Georgia Power to perform additional construction activities related to the nuclear island in fall 2011 and attain commercial operation in 2016 and 2017 for Plant Vogtle Units 3 and 4, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
On February 21, 2011, the Georgia PSC voted to approve Georgia Power’s third semi-annual construction monitoring report including total costs of $1.05 billion for Plant Vogtle Units 3 and 4 incurred through June 30, 2010. In connection with its certification of Plant Vogtle Units 3 and 4, the Georgia PSC ordered Georgia Power and the Georgia PSC Public Interest Advocacy Staff to work together to develop a risk sharing or incentive mechanism that would provide some level of protection to ratepayers in the event of significant cost overruns, but also not penalize Georgia Power’s earnings if and when overruns are due to mandates from governing agencies. Such discussions have continued since that time and, in May 2011, the Georgia PSC initiated a separate proceeding to address the issue. On July 15, 2011, Georgia Power and the Georgia PSC Public Interest Advocacy Staff reached a settlement agreement. Under the settlement, the proposed risk sharing mechanisms were withdrawn. On August 2, 2011, the Georgia PSC voted to approve the settlement agreement. Georgia Power will continue to file construction monitoring reports by February 28 and August 31 of each year during the construction period.

In December 2010, the Georgia PSC approved Georgia Power’s NCCR tariff, which became effective January 1, 2011. The NCCR tariff was established to recover financing costs for nuclear construction projects by including the related construction work in progress accounts in rate base during the construction period in accordance with the Georgia Nuclear Energy Financing Act. With respect to Plant Vogtle Units 3 and 4, this legislation allows Georgia Power to recover projected financing costs of approximately $1.68 billion during the construction period beginning in 2011, which reduces the projected in-service cost to approximately $4.41 billion. Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs capitalized in 2009 and 2010 over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At June 30, 2011, approximately $82 million of these 2009 and 2010 costs are included in construction work in progress.

Georgia Power, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Owners), and a consortium consisting of Westinghouse and Stone & Webster, Inc. have established both informal and formal dispute resolution procedures in order to resolve issues that commonly arise during the course of constructing a project of this magnitude. Southern Nuclear, on behalf of the Owners, has initiated both formal and informal claims through these procedures, including ongoing claims. During the course of construction activities, issues have materialized that may impact the project budget and schedule, including potential costs associated with compressing the project schedule to meet the projected commercial operation dates. The Owners have successfully used both the informal and formal procedures to resolve disputes and expect to resolve any existing and future disputes through these procedures as well.

There are other pending technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4, including petitions filed at the NRC in response to the events in Japan. Similar additional challenges at the state and federal level are expected as construction proceeds.

The ultimate outcome of these matters cannot be determined at this time.

Other Construction

In May 2010, the Georgia PSC approved Georgia Power’s request to extend the construction schedule for Plant McDonough Units 4, 5, and 6 as a result of the short-term reduction in forecasted demand, as well as the requested increase in the certified amount. As a result, the units are expected to be placed into service in January 2012, May 2012, and January 2013, respectively. The Georgia PSC has approved Georgia Power’s quarterly construction monitoring reports, including actual project expenditures incurred, through September 30, 2010. Georgia Power will continue to file quarterly construction monitoring reports throughout the construction period.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
2011Integrated Resource Plan Update

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Rate Plans” and “Retail Regulatory Matters — Rate Plans,” respectively, in Item 8 of the Form 10-K for additional information regarding potential rules and regulations being developed by the EPA, including the Utility Maximum Available Control Technology (MACT) rule for coal- and oil-fired electric utility steam generating units, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; and the 2010 ARP.

On August 4, 2011, Georgia Power filed an update to its IRP (2011 IRP Update). The filing includes Georgia Power’s application to decertify Plant Branch Units 1 and 2 as of December 31, 2013 and October 1, 2013, the compliance dates for the respective units under the Georgia Multi-Pollutant Rule. However, as a result of the considerable uncertainty regarding pending state and federal environmental regulations, Georgia Power is continuing to defer decisions to add controls, switch fuel, or retire its remaining fossil generating units where environmental controls have not yet been installed, representing approximately 2,600 MWs of capacity. Georgia Power expects to update its economic analysis of these units once the Utility MACT rule is finalized. Georgia Power currently expects that certain units, representing approximately 600 MWs of capacity, are more likely than others to switch fuel or be controlled in time to comply with the Utility MACT rule. However, even if the updated economic analysis shows more positive benefits associated with adding controls or switching fuel for more units, it is unlikely that all of the required controls could be completed by 2015, the expected effective date of the Utility MACT rule. As a result, Georgia Power currently cannot rely on the availability of approximately 2,000 MWs of capacity in 2015. As such, the 2011 IRP Update also includes Georgia Power’s application requesting that the Georgia PSC certify the purchase of a total of 1,562 MWs of capacity beginning in 2015, from four PPAs selected through the 2015 request for proposal process.

Under the terms of the 2010 ARP, any costs associated with changes to Georgia Power’s approved environmental operating or capital budgets resulting from new or revised environmental regulations through 2013 that are approved by the Georgia PSC in connection with an updated IRP will be deferred as a regulatory asset to be recovered over a time period deemed appropriate by the Georgia PSC. In connection with the retirement decision, Georgia Power reclassified the retail portion of the net carrying value of Plant Branch Units 1 and 2 from plant in service, net of depreciation, to other utility plant, net. Georgia Power is continuing to depreciate these units using the current composite straight-line rates previously approved by the Georgia PSC and upon actual retirement has requested that the Georgia PSC approve the continued deferral and amortization of the units’ remaining net carrying value. As a result of this regulatory treatment, the de-certification of Plant Branch Units 1 and 2 is not expected to have a significant impact on Southern Company’s or Georgia Power’s financial statements.

The Georgia PSC is expected to vote on these requests in March 2012. The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Gulf Power

Retail Base Rate Case

On July 8, 2011, Gulf Power filed a petition with the Florida PSC requesting an increase in retail rates to the extent necessary to generate additional gross annual revenues in the amount of $93.5 million. The requested increase is expected to provide a reasonable opportunity for Gulf Power to earn a retail rate of return on common equity of 11.7%. The Florida PSC is expected to make a decision on this matter in the first quarter 2012.

Gulf Power has calculated its revenue deficiency based on the projected period January 1, 2012 through December 31, 2012 which serves as the test year. The test year provides the appropriate period of utility operations to be analyzed by the Florida PSC to be able to set reasonable rates for the period the new rates will be in effect. The period January 1, 2012 through December 31, 2012 best represents expected future operations of Gulf Power as the regional economy emerges from the recession. The petition also requests that the Florida PSC approve the projected January 1, 2012 through December 31, 2012 test year and consent to new rate schedules going into operation on a permanent basis as soon as possible.

Additionally, Gulf Power has requested interim relief to increase retail rates to the extent necessary to generate additional gross revenues in the amount of $38.5 million, to be operative during the interim period before the effective date of the requested rate increase. Gulf Power has requested that the Florida PSC act within 60 days to authorize Gulf Power to begin collecting these revenues as soon as possible.

The ultimate outcome of these matters cannot be determined at this time.

Fuel Cost Recovery

Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In previous years, Gulf Power has experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and volatile price swings in natural gas. If the projected fuel cost over or under recovery balance at year-end exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate an adjustment to the fuel cost recovery factor is being requested.

Under recovered fuel costs at June 30, 2011 totaled $18.9 million, compared to $17.4 million at December 31, 2010. This amount is included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor will have no significant effect on Southern Company’s or Gulf Power’s revenues or net income, but will affect cash flow. See Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters — Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Purchased Power Capacity Recovery

Gulf Power has established purchased power capacity recovery cost rates as approved by the Florida PSC. If the projected purchased power capacity cost over or under recovery balance at year-end exceeds 10% of the projected purchased power capacity revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate an adjustment to the purchased power capacity cost recovery factor is being requested.

Over recovered purchased power capacity costs at June 30, 2011 totaled $10.1 million compared to $4.4 million at December 31, 2010. This amount is included in other regulatory liabilities, current on Southern Company’s and Gulf Power’s Condensed Balance Sheets herein. Purchased power capacity cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor will have no significant effect on Southern Company’s or Gulf Power’s revenues or net income, but will affect cash flow.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
See Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters — Purchased Power Capacity Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Environmental Cost Recovery

In July 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $625 million and is scheduled for completion in early 2015. Hearings on the certificate request were held by the Mississippi PSC on January 25, 2011, but a final order has not yet been issued. On May 5, 2011, the Mississippi PSC approved up to $19.5 million (with respect to Mississippi Power’s ownership portion) in additional spending for 2011 for the scrubber project. A decision on a final order is not anticipated prior to issuance of the final Utility MACT rule in November 2011. The ultimate outcome of this matter cannot be determined at this time. See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.

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

Mississippi Power

Performance Evaluation Plan

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Performance Evaluation Plan” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s base rates.

In November 2010, Mississippi Power filed its annual PEP filing for 2011, which indicated a rate increase of 1.936%, or $16.1 million, annually. On January 10, 2011, the Mississippi Public Utilities Staff (MPUS) contested the filing. On June 7, 2011, the Mississippi PSC issued an order approving a joint stipulation between the MPUS and Mississippi Power resulting in no change in rates.

On March 15, 2011, Mississippi Power submitted its annual PEP lookback filing for 2010, which recommended no surcharge or refund. On May 2, 2011, Mississippi Power received a letter from the MPUS disputing certain items in the 2010 PEP lookback filing. The ultimate outcome of this matter cannot be determined at this time.

System Restoration Rider

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — System Restoration Rider” in Item 8 of the Form 10-K for additional information regarding the System Restoration Rider.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
On January 31, 2011, Mississippi Power submitted its 2011 System Restoration Rider rate filing to the Mississippi PSC, which proposed that Mississippi Power be allowed to accrue approximately $3.6 million to the property damage reserve in 2011. On May 5, 2011, the filing was approved by the Mississippi PSC.

Environmental Compliance Overview Plan

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC.

On February 14, 2011, Mississippi Power submitted its ECO Plan notice which proposed an immaterial decrease in annual revenues. In addition, Mississippi Power proposed to change the ECO Plan collection period to more appropriately match ECO Plan revenues with ECO Plan expenditures. On April 7, 2011, due to changes in ECO Plan cost projections, Mississippi Power submitted a revised 2011 ECO Plan which changed the requested annual revenues to a $0.9 million decrease. On May 5, 2011, hearings on the revised ECO Plan were held and the filing was approved by the Mississippi PSC with the new rates effective in May 2011.

In July 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $625 million with Mississippi Power’s portion being $312.5 million. As of June 30, 2011, total project expenditures were $24.5 million with Mississippi Power’s portion being $12.2 million. The project is scheduled for completion in early 2015. Mississippi Power’s portion of the cost, if approved by the Mississippi PSC, is expected to be recovered through the ECO Plan. Hearings on the certificate request were held by the Mississippi PSC on January 25, 2011. On May 5, 2011, in conjunction with the ECO Plan hearings, the Mississippi PSC approved up to $19.5 million (with respect to Mississippi Power’s ownership portion) in additional spending for 2011 for the scrubber project. A decision on a final order is not anticipated prior to issuance of the final Utility MACT rule in November 2011. The ultimate outcome of this matter cannot be determined at this time.

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

Fuel Cost Recovery

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. Mississippi Power establishes, annually, a retail fuel cost recovery factor that is approved by the Mississippi PSC. Mississippi Power is required to file for an adjustment to the retail fuel cost recovery factor annually; such filing occurred in November 2010. The Mississippi PSC approved the retail fuel cost recovery factor in December 2010, with the new rates effective in January 2011. The retail fuel cost recovery factor will result in an annual decrease in an amount equal to 5.0% of total 2010 retail revenue. At June 30, 2011, the amount of over recovered retail fuel costs included in the balance sheets was $47.8 million compared to $55.2 million at December 31, 2010. Mississippi Power also has a wholesale Municipal and Rural Associations (MRA) and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2011, the wholesale MRA fuel rate decreased, resulting in an annual decrease in an amount equal to 3.5% of total 2010 MRA revenue. Effective February 1, 2011, the wholesale MB fuel rate decreased, resulting in an annual decrease in an amount equal to 7.0% of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
total 2010 MB revenue. At June 30, 2011, the amount of over recovered wholesale MRA and MB fuel costs included in the balance sheets was $15.1 million and $2.8 million compared to $17.5 million and $4.4 million, respectively, at December 31, 2010. In addition, at June 30, 2011, the amount of over recovered MRA emissions allowance cost included in the balance sheet was $0.6 million. See Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K for additional information. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factors will have no significant effect on Southern Company’s or Mississippi Power’s revenues or net income, but will decrease annual cash flow.

Integrated Coal Gasification Combined Cycle

See Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Mississippi Power Integrated Coal Gasification Combined Cycle” and of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding Mississippi Power’s construction of the Kemper IGCC.

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

In May 2009, Mississippi Power received notification from the IRS formally certifying the IRS allocated Internal Revenue Code Section 48A tax credits (Phase I) of $133 million to Mississippi Power. On April 19, 2011, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $279 million of Internal Revenue Code Section 48A tax credits (Phase II) to Mississippi Power. The utilization of Phase I and Phase II credits is dependent upon meeting the IRS certification requirements, including an in-service date no later than May 11, 2014 for the Phase I credits and April 19, 2016 for the Phase II credits. In order to remain eligible for the Phase II tax credits, Mississippi Power plans to capture and sequester (via enhanced oil recovery) at least 65% of the carbon dioxide (CO2) produced by the plant during operations in accordance with the recapture rules for Section 48A investment tax credits. Through June 30, 2011, Mississippi Power received or accrued tax benefits totaling $51.7 million for these tax credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC.

In February 2008, Mississippi Power requested that the DOE transfer the remaining funds previously granted under the Clean Coal Power Initiative Round 2 (CCPI2) from a cancelled IGCC project of one of Southern Company’s subsidiaries that would have been located in Orlando, Florida. In December 2008, an agreement was reached to assign the remaining funds ($270 million) to the Kemper IGCC. Mississippi Power will receive grant funds of $245 million during the construction of the Kemper IGCC and $25 million during its initial operation. Through June 30, 2011, Mississippi Power has received $111.7 million and requested an additional $11.8 million associated with this grant.

On March 10, 2011, the Sierra Club filed a lawsuit in the U.S. District Court for the District of Columbia against the DOE regarding the National Environmental Policy Act review process asking for a preliminary and permanent injunction on the issuance of CCPI2 funds and loan guarantees and a stay to any related construction activities based upon alleged deficiencies in the DOE’s environmental impact statement. Mississippi Power was allowed to intervene in this lawsuit on May 18, 2011.

In March 2010, the Mississippi Department of Environmental Quality (MDEQ) issued the Prevention of Significant Deterioration (PSD) air permit modification for the plant, which modifies the original PSD air permit issued in October 2008. The Sierra Club requested a formal evidentiary hearing regarding the issuance of the modified permit. On April 4, 2011, the MDEQ Permit Board held an evidentiary hearing wherein the permit board unanimously affirmed the PSD air permit. On June 30, 2011, the Sierra Club appealed the final PSD air permit issued by the MDEQ to the Chancery Court of Kemper County, Mississippi.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
On March 4, 2011, Mississippi Power and Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., entered into a contract in which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC. On May 19, 2011, Mississippi Power and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tenrgys, LLC, entered into a contract in which Treetop will purchase 30% of the CO2 captured from the Kemper IGCC.

On April 27, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing CNP-A, a new proposed cost recovery mechanism designed specifically to recover financing costs during the construction phase of the Kemper IGCC. See “Certificated New Plant” herein for additional information.

On June 7, 2011, consistent with the treatment of non-capital costs during the pre-construction period, the Mississippi PSC granted Mississippi Power the authority to defer all non-capital, Kemper IGCC-related costs to a regulatory asset during the construction period. The amortization period for the regulatory asset will be determined by the Mississippi PSC at a later date. In addition, Mississippi Power is authorized to accrue carrying costs for 2011 on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in connection with future proceedings regarding the cost recovery mechanism for the Kemper IGCC.

As of June 30, 2011, Mississippi Power had spent a total of $488.2 million on the Kemper IGCC, including regulatory filing costs. Of this total, $345.7 million was included in construction work in progress (net of $123.5 million of CCPI2 grant funds), $16.4 million was recorded in other regulatory assets, $1.6 million was recorded in other deferred charges and assets, and $1.0 million was previously expensed.

The ultimate outcome of these matters cannot be determined at this time.

Plant Daniel Combined Cycle Generating Units

See Note 7 to the financial statements of Southern Company and Mississippi Power under “Operating Leases” and “Operating Leases — Plant Daniel Combined Cycle Generating Units,” respectively, in Item 8 of the Form 10-K for information relating to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel (Facility).

Mississippi Power was required to provide notice of its intent to either renew the lease or purchase the Facility by July 22, 2011. On July 20, 2011, Mississippi Power provided notice to the lessor of its intent to purchase the Facility. Mississippi Power’s right to purchase the Facility was approved by the Mississippi PSC in its order dated January 7, 1998, as amended on February 19, 1999, which granted Mississippi Power a Certificate of Public Convenience and Necessity for the Facility. Mississippi Power expects to acquire the Facility in October 2011.

In conjunction with the purchase of the Facility, Mississippi Power will make a cash payment of approximately $84 million. Mississippi Power also intends to assume debt obligations of the lessor related to the Facility, which mature in 2021 and have a face value of $270 million and a fixed stated interest rate of 7.13%. Accounting rules require that the Facility be reflected on Southern Company’s and Mississippi Power’s financial statements at the time of the purchase at the fair value of the consideration rendered. Accordingly, any assumed debt will be recorded at fair market value at the time of the purchase of the Facility in October 2011. Mississippi Power intends to maintain its traditional capital structure by adding equity to support the additional debt.

In connection with the purchase of the Facility, on July 25, 2011, Mississippi Power filed a request for an accounting order from the Mississippi PSC. If the accounting order is approved as requested, the revenue requirements under the purchase option will equal those otherwise required under operating lease accounting treatment for the extended lease term, with any differences deferred as a regulatory asset over the 10-year period ending October 2021. At the conclusion of the proposed deferral period in 2021, the unamortized deferral balance will be amortized into rates over the remaining life of the Facility. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(C)	FAIR VALUE MEASUREMENTS
As of June 30, 2011, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2011:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$7	$—	$7
Interest rate derivatives	—	12	—	12
Foreign currency derivatives	—	4	—	4
Nuclear decommissioning trusts(a)	566	755	—	1,321
Cash equivalents and restricted cash	254	—	—	254
Other investments	11	49	17	77

Total	$831	$827	$17	$1,675

Liabilities:
Energy-related derivatives	$—	$143	$—	$143
Interest rate derivatives	—	1	—	1

Total	$—	$144	$—	$144

Alabama Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Nuclear decommissioning trusts:(b)
Domestic equity	274	62	—	336
Foreign equity	29	29	—	58
U.S. Treasury and government agency securities	18	8	—	26
Corporate bonds	—	114	—	114
Mortgage and asset backed securities	—	29	—	29
Other	—	7	—	7
Cash equivalents and restricted cash	41	—	—	41

Total	$362	$250	$—	$612

Liabilities:
Energy-related derivatives	$—	$25	$—	$25

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2011:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Nuclear decommissioning trusts:(c)
Domestic equity	245	1	—	246
U.S. Treasury and government agency securities	—	106	—	106
Municipal bonds	—	61	—	61
Corporate bonds	—	180	—	180
Mortgage and asset backed securities	—	118	—	118
Other	—	40	—	40
Cash equivalents	8	—	—	8

Total	$253	$507	$—	$760

Liabilities:
Energy-related derivatives	$—	$68	$—	$68

Gulf Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Cash equivalents	14	—	—	14

Total	$14	$1	$—	$15

Liabilities:
Energy-related derivatives	$—	$10	$—	$10

Mississippi Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Foreign currency derivatives	—	4	—	4
Cash equivalents	48	—	—	48

Total	$48	$5	$—	$53

Liabilities:
Energy-related derivatives	$—	$34	$—	$34

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$3

Liabilities:
Energy-related derivatives	$—	$6	$—	$6

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.
(b)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.
(c)	Includes the investment securities pledged to creditors and cash collateral received, and excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases and the securities lending program. As of June 30, 2011, approximately $119 million of the fair market value of Georgia Power’s nuclear decommissioning trust funds’ securities were on loan and pledged to creditors under the funds’ managers’ securities lending program.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
As of June 30, 2011, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair	Unfunded	Redemption	Redemption
As of June 30, 2011:	Value	Commitments	Frequency	Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Corporate bonds — commingled funds	$82	None	Daily	1 to 3 days
Other — commingled funds	40	None	Daily	Not applicable
Trust owned life insurance	90	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	254	None	Daily	Not applicable

Alabama Power
Nuclear decommissioning trusts:
Trust owned life insurance	$90	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	41	None	Daily	Not applicable

Georgia Power
Nuclear decommissioning trusts:
Corporate bonds — commingled funds	$82	None	Daily	1 to 3 days
Other — commingled funds	40	None	Daily	Not applicable
Cash equivalents:
Money market funds	8	None	Daily	Not applicable

Gulf Power
Cash equivalents:
Money market funds	$14	None	Daily	Not applicable

Mississippi Power
Cash equivalents:
Money market funds	$48	None	Daily	Not applicable

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

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three and six months ended June 30, 2011, the increase in fair value of the funds, which includes reinvested interest and dividends, is recorded in the regulatory liability and was $4 million and $31 million, respectively, for Alabama Power, $12 million and $27 million, respectively, for Georgia Power, and $16 million and $58 million, respectively, for Southern Company.

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

Changes in the fair value measurement of the Level 3 items using significant unobservable inputs for Southern Company at June 30, 2011 were as follows:

	Level 3
	Other
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(in millions)
Beginning balance	$12	$19
Purchases	—	1
Total gains (losses) — realized/unrealized:
Included in earnings	—	(5)
Included in OCI	5	2

Ending balance at June 30, 2011	$17	$17

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At June 30, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
Southern Company	$19,812	$20,757
Alabama Power	$6,236	$6,602
Georgia Power	$8,740	$9,088
Gulf Power	$1,235	$1,300
Mississippi Power	$661	$693
Southern Power	$1,300	$1,390
The fair values were based on closing market prices (Level 1) or closing prices of comparable instruments (Level 2).
(D)	STOCKHOLDERS’ EQUITY
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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
As reported shares	855	828	851	825
Effect of options	7	5	7	4

Diluted shares	862	833	858	829

Stock options that were not included in the diluted earnings per share calculation because they were anti-dilutive were 0.8 million and 20 million for the three months ended June 30, 2011 and 2010, respectively, and 0.6 million and 20 million for the six months ended June 30, 2011 and 2010, respectively. Assuming an average stock price of $39.04 (the highest exercise price of the anti-dilutive options outstanding), the effect of options would have been immaterial for the three and six months ended June 30, 2011 and would have increased by 2 million shares for the three and six months ended June 30, 2010.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Changes in Stockholders’ Equity

The following table presents year-to-date changes in stockholders’ equity of Southern Company:

				Preferred and
	Number of		Common	Preference	Total
	Common Shares		Stockholders’	Stock of	Stockholders’
	Issued	Treasury	Equity	Subsidiaries	Equity
	(in thousands)			(in millions)
Balance at December 31, 2010	843,814	(474)	$16,202	$707	$16,909
Net income after dividends on preferred and preference stock	—	—	1,026	—	1,026
Other comprehensive income (loss)	—	—	8	—	8
Stock issued	14,337	—	533	—	533
Cash dividends on common stock	—	—	(787)	—	(787)
Other	—	(25)	—	—	—

Balance at June 30, 2011	858,151	(499)	$16,982	$707	$17,689

Balance at December 31, 2009	820,152	(505)	$14,878	$707	$15,585
Net income after dividends on preferred and preference stock	—	—	1,005	—	1,005
Other comprehensive income (loss)	—	—	14	—	14
Stock issued	10,996	—	371	—	371
Cash dividends on common stock	—	—	(735)	—	(735)
Other	—	63	—	—	—

Balance at June 30, 2010	831,148	(442)	$15,533	$707	$16,240

(E)	FINANCING
Bank Credit Arrangements

Bank credit arrangements provide liquidity support to the registrants’ commercial paper borrowings and the traditional operating companies’ variable rate pollution control revenue bonds. See Note 6 to the financial statements of each registrant under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

The following table outlines the credit arrangements by company as of June 30, 2011:

			Executable					Expires Within One
			Term-Loans		Expires			Year(a)
							2013		No
			One	Two			And	Term	Term
Company	Total	Unused	Year	Years	2011	2012	Beyond	Out	Out
	(in millions)
Southern Company	$1,000	$1,000	$—	$—	$—	$—	$1,000	$—	$—
Alabama Power	1,268	1,268	372	—	393	75	800	372	97
Georgia Power	1,775	1,763	—	—	175	—	1,600	—	175
Gulf Power	280	250	115	—	120	55	105	115	60
Mississippi Power	296	296	25	41	41	90	165	66	65
Southern Power	500	500	—	—	—	—	500	—	—
Other	60	60	60	—	35	25	—	60	—

Total	$5,179	$5,137	$572	$41	$764	$245	$4,170	$613	$397

(a)	Reflects facilities expiring on or before June 30, 2012.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In May 2011, Southern Company, Alabama Power, Georgia Power, and Southern Power each replaced their multi-year credit arrangements that were to expire in 2012 with new five-year credit arrangements that will expire in 2016. These new credit arrangements provide for borrowings by Southern Company, Alabama Power, Georgia Power, and Southern Power of up to $1.0 billion, $800 million, $1.5 billion, and $500 million, respectively.

Subsequent to June 30, 2011, Alabama Power entered into credit arrangements of $22 million, $35 million, and $200 million which will expire in 2012, 2013, and 2014, respectively, which replaced $238 million of credit arrangements expiring in 2011. In addition, subsequent to June 30, 2011, Georgia Power entered into $150 million of credit arrangements expiring in 2014 which replaced the $175 million of credit arrangements expiring in 2011. Further, subsequent to June 30, 2011, Gulf Power entered into $60 million of credit arrangements expiring in 2014, which replaced $60 million of credit arrangements expiring in 2011.

These credit arrangements generally have covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes long-term debt payable to affiliated trusts and other hybrid securities.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Components of the net periodic benefit costs for the three and six months ended June 30, 2011 and 2010 were as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi
Pension Plans	Company	Power	Power	Power	Power

	(in millions)
Three Months Ended June 30, 2011
Service cost	$46	$10	$15	$2	$2
Interest cost	97	24	36	5	5
Expected return on plan assets	(152)	(43)	(58)	(7)	(6)
Net amortization	13	4	4	—	—

Net cost (income)	$4	$(5)	$(3)	$—	$1

Six Months Ended June 30, 2011
Service cost	$92	$21	$29	$4	$4
Interest cost	195	48	72	9	9
Expected return on plan assets	(304)	(86)	(117)	(14)	(12)
Net amortization	26	7	9	1	1

Net cost (income)	$9	$(10)	$(7)	$—	$2

Three Months Ended June 30, 2010
Service cost	$43	$11	$13	$2	$2
Interest cost	97	24	37	4	5
Expected return on plan assets	(137)	(42)	(55)	(6)	(6)
Net amortization	10	2	3	—	—

Net cost (income)	$13	$(5)	$(2)	$—	$1

Six Months Ended June 30, 2010
Service cost	$86	$21	$27	$4	$4
Interest cost	195	48	73	8	9
Expected return on plan assets	(275)	(84)	(110)	(12)	(11)
Net amortization	21	5	7	1	1

Net cost (income)	$27	$(10)	$(3)	$1	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
Postretirement Benefits	Company	Power	Power	Power	Power

	(in millions)
Three Months Ended June 30, 2011
Service cost	$5	$2	$2	$1	$1
Interest cost	23	6	10	1	1
Expected return on plan assets	(16)	(7)	(7)	(1)	(1)
Net amortization	5	1	2	—	—

Net cost (income)	$17	$2	$7	$1	$1

Six Months Ended June 30, 2011
Service cost	$10	$3	$4	$1	$1
Interest cost	46	12	20	2	2
Expected return on plan assets	(32)	(13)	(15)	(1)	(1)
Net amortization	10	3	5	—	—

Net cost (income)	$34	$5	$14	$2	$2

Three Months Ended June 30, 2010
Service cost	$7	$1	$2	$1	$1
Interest cost	25	7	11	1	1
Expected return on plan assets	(16)	(6)	(7)	(1)	(1)
Net amortization	5	1	3	—	—

Net cost (income)	$21	$3	$9	$1	$1

Six Months Ended June 30, 2010
Service cost	$13	$3	$4	$1	$1
Interest cost	50	13	22	2	2
Expected return on plan assets	(32)	(12)	(15)	(1)	(1)
Net amortization	10	3	6	—	—

Net cost (income)	$41	$7	$17	$2	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS
Effective Tax Rate

See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate.

Southern Company

Southern Company’s effective tax rate was 35.4% for the six months ended June 30, 2011, as compared to 31.8% for the corresponding period in 2010. Southern Company’s effective tax rate is lower than the statutory rate primarily due to its employee stock dividend deduction and non-taxable AFUDC equity. Southern Company’s effective tax rate increased primarily due to no production activities deduction and no Georgia state income tax credits for activity through Georgia ports available to Southern Company for the six months ended June 30, 2011, as compared to the production activities deduction and additional Georgia state income tax credits recognized as of June 30, 2010.

Alabama Power

Alabama Power’s effective tax rate was 38.5% for the six months ended June 30, 2011, as compared to 36.9% for the corresponding period in 2010. The increase was not material.

Georgia Power

Georgia Power’s effective tax rate was 34.8% for the six months ended June 30, 2011, as compared to 30.1% for the corresponding period in 2010. The increase was primarily due to the impact of Georgia state income tax credits discussed above under “Southern Company” and a decrease in non-taxable AFUDC equity.

Gulf Power

Gulf Power’s effective tax rate was 35.9% for the six months ended June 30, 2011, as compared to 36.2% for the corresponding period in 2010. The decrease was not material.

Mississippi Power

Mississippi Power’s effective tax rate was 32.6% for the six months ended June 30, 2011, as compared to 37.6% for the corresponding period in 2010. The decrease was primarily due to an increase in non-taxable AFUDC equity.

Southern Power

Southern Power’s effective tax rate was 35.3% for the six months ended June 30, 2011, as compared to 26.7% for the corresponding period in 2010. The increase was primarily due to the impact of a decrease in investment tax credits and no production activities deduction, combined with significantly higher net income.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Unrecognized Tax Benefits

Changes during 2011 for unrecognized tax benefits were as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

	(in millions)
Unrecognized tax benefits as of December 31, 2010	$296	$43	$237	$4	$4	$2
Tax positions from current periods	43	4	7	—	1	—
Tax positions from prior periods	(67)	—	(67)	—	—	—
Reductions due to settlements	(112)	—	(112)	—	—	—
Reductions due to expired statute of limitations	—	—	—	—	—	—

Balance as of June 30, 2011	$160	$47	$65	$4	$5	$2

The tax positions from current periods relate primarily to the MC Asset Recovery litigation settlement refund claim, the tax accounting method change for repairs, and other miscellaneous uncertain tax positions. See Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Effective Tax Rate” for additional information. The tax positions decrease from prior periods and reductions due to settlements primarily relate to the settlement of the Georgia state tax credit litigation on June 10, 2011. See Note (B) under “Income Tax Matters — Georgia State Income Tax Credits” herein for additional information.

The impact on the effective tax rate, if recognized, is as follows:

			As of
	As of June 30, 2011		December 31, 2010
	Georgia	Other	Southern	Southern
	Power	Registrants	Company	Company

	(in millions
Tax positions impacting the effective tax rate	$26	$12	$73	$217
Tax positions not impacting the effective tax rate	39	47	87	79

Balance of unrecognized tax benefits	$65	$59	$160	$296

The tax positions impacting the effective tax rate primarily relate to the production activities deduction tax position, the MC Asset Recovery litigation settlement refund claim and other miscellaneous tax positions. See Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Effective Tax Rate” for additional information. The tax positions not impacting the effective tax rate relate to the timing difference associated with the tax accounting method change for repairs. These amounts are presented on a gross basis without considering the related federal or state income tax impact.

Accrued interest for unrecognized tax benefits was as follows:

	Georgia	Other	Southern
	Power	Registrants	Company

	(in millions)
Interest accrued as of December 31, 2010	$27	$2	$29
Interest reclassified due to settlements	(24)	—	(24)
Interest accrued during the period	3	2	5

Balance as of June 30, 2011	$6	$4	$10

All of the registrants classify interest on tax uncertainties as interest expense. The interest reclassified due to settlements is primarily associated with the Georgia state tax credit litigation settled on June 10, 2011. See Note (B) under “Income Tax Matters — Georgia State Income Tax Credits” herein for additional information.

None of the registrants accrued any penalties on uncertain tax positions.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
It is reasonably possible that the amount of the unrecognized tax benefits associated with a majority of Southern Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. The resolution of the tax accounting method change for repairs, as well as the conclusion or settlement of state audits, could also impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Energy-related derivative contracts are accounted for in one of three methods:
•	Regulatory Hedges — Energy-related derivative contracts which are designated as regulatory hedges relate primarily to the traditional operating companies’ fuel hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as the underlying fuel is used in operations and ultimately recovered through the respective fuel cost recovery clauses.

•	Cash Flow Hedges — Gains and losses on energy-related derivatives designated as cash flow hedges, which are mainly used to hedge anticipated purchases and sales, are initially deferred in OCI before being recognized in the statements of income in the same period as the hedged transactions are reflected in earnings.

•	Not Designated — Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
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
At June 30, 2011, the net volume of energy-related derivative contracts for power and natural gas positions for the registrants, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

	Power			Gas
		Longest	Longest	Net	Longest	Longest
	Net Sold	Hedge	Non-Hedge	Purchased	Hedge	Non-Hedge
	MWHs	Date	Date	mmBtu	Date	Date
	(in millions)			(in millions)
Southern Company	0.7	2011	2011	154	2015	2015
Alabama Power	—	—	—	31	2015	—
Georgia Power	—	—	—	65	2015	—
Gulf Power	—	—	—	23	2015	—
Mississippi Power	—	—	—	26	2015	—
Southern Power	0.7	2011	2011	9	2012	2015

In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature was 4 million mmBtu for Southern Company, 4 million mmBtu for Georgia Power, and was immaterial for the other registrants.
For cash flow hedges, the amounts expected to be reclassified from OCI to revenue and fuel expense for the next 12-month period ending June 30, 2012 are immaterial for all registrants.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At June 30, 2011, the following interest rate derivatives were outstanding:

				Hedge	Fair Value
	Notional	Interest Rate	Interest Rate	Maturity	Gain (Loss)
	Amount	Received	Paid	Date	June 30,2011
	(in millions)				(in millions)
Cash flow hedges of existing debt
Southern Company	$300	3-month LIBOR + 0.40% spread	1.24% *	October 2011	$(1)

Fair value hedges of existing debt
Southern Company	350	4.15%	3-month LIBOR + 1.96%* spread	May 2014	12

Total	$650				$11

*	Weighted Average
The following table reflects the estimated pre-tax gains (losses) that will be reclassified from OCI to interest expense for the next 12-month period ending June 30, 2012, together with the longest date that total deferred gains and losses are expected to be amortized into earnings.

	Estimated Gain (Loss)
	to be Reclassified for the	Total Deferred
	12 Months Ending	Gains (Losses)
Registrant	June 30, 2012	Amortized Through
	(in millions)
Southern Company	$(16)	2037
Alabama Power	1	2035
Georgia Power	(3)	2037
Gulf Power	(1)	2020
Southern Power	(12)	2016

Foreign Currency Derivatives
Southern Company and certain subsidiaries may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other than U.S. dollars. Derivatives related to a firm commitment in a foreign currency transaction are accounted for as fair value hedges where the derivatives’ fair value gains or losses and the hedged items’ fair value gains or losses are both recorded directly to earnings. Derivatives related to a forecasted transaction are accounted for as a cash flow hedge where the effective portion of the derivatives’ fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings. Any ineffectiveness is recorded directly to earnings. The derivatives employed as hedging instruments are structured to minimize ineffectiveness.
At June 30, 2011, the following foreign currency derivatives were outstanding:

				Fair Value
				Gain (Loss)
	Notional	Average	Hedge	June 30,
	Amount	Forward Rate	Maturity Date	2011
	(in millions)			(in millions)
Fair value hedges of firm commitments
Mississippi Power	EUR30.9	1.297 Dollars per Euro	Various through March 2014	$4

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Derivative Financial Statement Presentation and Amounts
At June 30, 2011, the fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

Asset Derivatives at June 30, 2011
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power
			(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$1	$—	$—	$1	$—
Other deferred charges and assets	3	1	1	—	1

Total derivatives designated as hedging instruments for regulatory purposes	$4	$1	$1	$1	$1	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$6	$—	$—	$—	$—	$—
Other deferred charges and assets	6	—	—	—	—	—
Foreign currency derivatives:
Other current assets	4	—	—	—	4	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$16	$—	$—	$—	$4	$—

Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets*	$2	$—	$—	$—	$—	$—
Assets from risk management activities	—	—	—	—	—	2
Other deferred charges and assets	1	—	—	—	—	1

Total derivatives not designated as hedging instruments	$3	$—	$—	$—	$—	$3

Total asset derivatives	$23	$1	$1	$1	$5	$3

*	Southern Company includes “Assets from risk management activities” in “Other current assets” where applicable.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at June 30, 2011
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power
			(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$102	$20	$54	$6	$22
Other deferred credits and liabilities	35	5	14	4	12

Total derivatives designated as hedging instruments for regulatory purposes	$137	$25	$68	$10	$34	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Liabilities from risk management activities	$1	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$5	$—	$—	$—	$—	$5
Other deferred credits and liabilities	1	—	—	—	—	1

Derivatives not designated as hedging instruments	$6	$—	$—	$—	$—	$6

Total liability derivatives	$144	$25	$68	$10	$34	$6

All derivative instruments are measured at fair value. See Note (C) herein for additional information.
At June 30, 2011, the pre-tax effect of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheet was as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi
Location	Company	Power	Power	Power	Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(102)	$(20)	$(54)	$(6)	$(22)
Other regulatory assets, deferred	(35)	(5)	(14)	(4)	(12)
Other regulatory liabilities, current	1	—	—	1	—
Other regulatory liabilities, deferred	3	1	—	—	1
Other deferred credits and liabilities*	—	—	1	—	—

Total energy-related derivative gains (losses)	$(133)	$(24)	$(67)	$(9)	$(33)

*	Georgia Power includes “Other regulatory liabilities, deferred” in “Other deferred credits and liabilities.”
For the three months and six months ended June 30, 2011, the pre-tax gains from interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income were $2 million. For the three months and six months ended June 30, 2010, the pre-tax gains from interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income were $9 million and $8 million, respectively. These amounts were offset with changes in the fair value of the hedged debt.
For the three months and six months ended June 30, 2011, the pre-tax effect from foreign currency derivatives designated as fair value hedging instruments on Southern Company’s and Mississippi Power’s statements of income were $2 million of losses and $1 million of gains, respectively. These amounts were offset with changes in the fair value of the purchase commitment related to equipment purchases; therefore, there is no impact on Southern Company’s or Mississippi Power’s statements of income.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months ended June 30, 2011 and June 30, 2010, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI into
Derivatives in Cash Flow	on Derivative		Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount
	2011	2010		2011	2010
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$—	$(4)	Fuel	$—	$—
Interest rate derivatives	—	1	Interest expense, net of amounts capitalized	(1)	(8)

Total	$—	$(3)		$(1)	$(8)

Alabama Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$3	$1

Georgia Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(1)	$(5)

Gulf Power
Interest rate derivatives	$—	$1	Interest expense, net of amounts capitalized	$—	$—

Southern Power
Energy-related derivatives	$—	$(3)	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense, net of amounts capitalized	(3)	(2)

Total	$—	$(3)		$(3)	$(2)

For the six months ended June 30, 2011 and June 30, 2010, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI
Derivatives in Cash Flow	on Derivative		into Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount
	2011	2010		2011	2010
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$1	$1	Fuel	$—	$—
Interest rate derivatives	4	(2)	Interest expense, net of amounts capitalized	(6)	(17)

Total	$5	$(1)		$(6)	$(17)

Alabama Power
Interest rate derivatives	$4	$—	Interest expense, net of amounts capitalized	$3	$(1)

Georgia Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(2)	$(10)

Gulf Power
Interest rate derivatives	$—	$(1)	Interest expense, net of amounts capitalized	$—	$(1)

Southern Power
Energy-related derivatives	$1	$1	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense, net of amounts capitalized	(6)	(5)

Total	$1	$1		$(6)	$(5)

There was no material ineffectiveness recorded in earnings for any registrant for any period presented.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months and six months ended June 30, 2011 and June 30, 2010, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income were immaterial for all registrants.
Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At June 30, 2011, the fair value of derivative liabilities with contingent features, by registrant, was as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power
			(in millions)
Derivative liabilities	$28	$5	$17	$1	$4	$2
At June 30, 2011, the registrants had no collateral posted with their derivative counterparties; however, because of the joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, is $28 million for each registrant.
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
Southern Company’s reportable business segments are the sale of electricity in the Southeast by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $71 million and $154 million for the three and six months ended June 30, 2011, respectively, and $93 million and $195 million for the three and six months ended June 30, 2010, respectively. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other intersegment revenues are not material. Financial data for business segments and products and services was as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
			(in millions)
Three Months Ended June 30, 2011:
Operating revenues	$4,291	$305	$(93)	$4,503	$38	$(20)	$4,521
Segment net income (loss)*	559	44	—	603	1	—	604
Six Months Ended June 30, 2011:
Operating revenues	$8,101	$587	$(191)	$8,497	$76	$(40)	$8,533
Segment net income (loss)*	943	82	—	1,025	2	(1)	1,026
Total assets at June 30, 2011	$52,117	$3,537	$(108)	$55,546	$1,068	$(591)	$56,023

Three Months Ended June 30, 2010:
Operating revenues	$4,056	$249	$(118)	$4,187	$41	$(20)	$4,208
Segment net income (loss)*	476	31	—	507	3	—	510
Six Months Ended June 30, 2010:
Operating revenues	$8,061	$505	$(243)	$8,323	$82	$(40)	$8,365
Segment net income (loss)*	957	46	—	1,003	3	(1)	1,005
Total assets at December 31, 2010	$51,144	$3,438	$(128)	$54,454	$1,178	$(600)	$55,032

* After dividends on preferred and preference stock of subsidiaries
Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total
		(in millions)
Three Months Ended June 30, 2011	$3,842	$507	$154	$4,503
Three Months Ended June 30, 2010	3,571	473	143	4,187

Six Months Ended June 30, 2011	$7,238	$956	$303	$8,497
Six Months Ended June 30, 2010	7,030	1,015	278	8,323

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

Item 6.	Exhibits.
(4) Instruments Describing Rights of Security Holders, Including Indentures
Alabama Power

(b)1	-	Forty-Sixth Supplemental Indenture to Senior Note Indenture dated as of May 24, 2011, providing for the issuance of the Series 2011B 3.950% Senior Notes due June 1, 2021. (Designated in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(a).)

(b)2	-	Forty-Seventh Supplemental Indenture to Senior Note Indenture dated as of May 24, 2011, providing for the issuance of the Series 2011C 5.200% Senior Notes due June 1, 2041. (Designated in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(b).)

Gulf Power

(d)1	-	Eighteenth Supplemental Indenture to Senior Note Indenture dated as of May 18, 2011, providing for the issuance of the Series 2011A 5.75% Senior Notes due June 1, 2051. (Designated in Form 8-K dated May 12, 2011, File No. 001-31737, as Exhibit 4.2.)

(10) Material Contracts

Southern Company

(a)1	-	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. (Designated in Form 8-K dated May 25, 2011, File No. 1-3526 as Exhibit 10.1.)

Alabama Power

(b)1	-	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. (Designated in Form 8-K dated May 25, 2011, File No. 1-3526 as Exhibit 10.1.)

Georgia Power

(c)1	-	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. (Designated in Form 8-K dated May 25, 2011, File No. 1-3526 as Exhibit 10.1.)

(c)2	-	Amendment No. 4, dated as of May 2, 2011, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe Power Corporation, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Georgia Power has requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Georgia Power has omitted such portions from the filing and filed them separately with the SEC.)

Gulf Power

(d)1	-	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. (Designated in Form 8-K dated May 25, 2011, File No. 1-3526 as Exhibit 10.1.)

Mississippi Power

(e)1	-	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. (Designated in Form 8-K dated May 25, 2011, File No. 1-3526 as Exhibit 10.1.)

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 001-31737 as Exhibit 24(d)1 and incorporated herein by reference.)

(d)2	-	Power of Attorney Mark A. Crosswhite. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 001-31737 as Exhibit 24(d)2 and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)		XBRL — Related Documents

INS		XBRL Instance Document
SCH		XBRL Taxonomy Extension Schema Document
CAL		XBRL Taxonomy Calculation Linkbase Document
DEF		XBRL Definition Linkbase Document
LAB		XBRL Taxonomy Label Linkbase Document
PRE		XBRL Taxonomy Presentation Linkbase Document

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

Date: August 5, 2011

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

Date: August 5, 2011

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

Date: August 5, 2011

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

Date: August 5, 2011

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

Date: August 5, 2011

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

Date: August 5, 2011