Form 10-Q
period 2011-09-30
ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2011-11-07
CIK 3153, 41091, 44545, 66904, 92122, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

	Description of	Shares Outstanding
Registrant	Common Stock	at September 30, 2011
The Southern Company	Par Value $5 Per Share	861,928,103
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	4,142,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

		Page
		Number
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	185
Item 1A.	Risk Factors	185
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	186
	Signatures	191

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
2010 ARP	Alternate Rate Plan approved by the Georgia PSC for Georgia Power which became effective January 1, 2011 and will continue through December 31, 2013
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2010
GAAP	Generally Accepted Accounting Principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
MW	Megawatt
MWH	Megawatt-hour
NCCR tariff	Georgia Power’s Nuclear Construction Cost Recovery tariff, which became effective January 1, 2011, in accordance with the Georgia Nuclear Energy Financing Act
NDR	Alabama Power’s natural disaster reserve
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income
PEP	Mississippi Power’s Performance Evaluation Plan
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP Environmental	Alabama Power’s rate certificated new plant environmental
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
SCR	Selective catalytic reduction
SCS	Southern Company Services, Inc.

Term	Meaning
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales, customer growth, economic recovery, fuel cost recovery and other rate actions, current and proposed environmental regulations and related estimated expenditures, future earnings, access to sources of capital, financing activities, start and completion of construction projects, plans and estimated costs for new generation resources, impact of the Small Business Jobs and Credit Act of 2010, impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, estimated sales and purchases under new power sale and purchase agreements, storm damage cost recovery and repairs, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of water quality, coal combustion byproducts, and emissions of sulfur, nitrogen, carbon, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, financial reform legislation, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries and IRS audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity, including those relating to weather, the general economy and recovery from the recent recession, population and business growth (and declines), and the effects of energy conservation measures;

•	available sources and costs of fuels;

•	effects of inflation;

•	ability to control costs and avoid cost overruns during the development and construction of facilities;

•	investment performance of Southern Company’s employee benefit plans and nuclear decommissioning trust funds;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;

•	regulatory approvals and actions related to the Plant Vogtle expansion, including Georgia PSC and NRC approvals and potential DOE loan guarantees;

•	regulatory approvals and actions related to the Kemper IGCC, including Mississippi PSC approvals and potential DOE loan guarantees;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents, including cyber intrusion;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the impacts of any potential U.S. credit rating downgrade or other sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general, as well as potential impacts on the availability or benefits of proposed DOE loan guarantees;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.
The registrants expressly disclaim any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY AND
SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$4,693	$4,573	$11,931	$11,603
Wholesale revenues	557	566	1,513	1,581
Other electric revenues	161	160	464	438
Other revenues	17	21	53	63

Total operating revenues	5,428	5,320	13,961	13,685

Operating Expenses:
Fuel	1,908	1,970	5,057	5,244
Purchased power	215	209	460	464
Other operations and maintenance	983	1,019	2,837	2,846
Depreciation and amortization	431	427	1,279	1,137
Taxes other than income taxes	239	236	686	662

Total operating expenses	3,776	3,861	10,319	10,353

Operating Income	1,652	1,459	3,642	3,332
Other Income and (Expense):
Allowance for equity funds used during construction	42	45	113	140
Interest expense, net of amounts capitalized	(217)	(225)	(638)	(666)
Other income (expense), net	(1)	(3)	(3)	(10)

Total other income and (expense)	(176)	(183)	(528)	(536)

Earnings Before Income Taxes	1,476	1,276	3,114	2,796
Income taxes	543	442	1,123	925

Consolidated Net Income	933	834	1,991	1,871
Dividends on Preferred and Preference Stock of Subsidiaries	17	17	49	49

Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$916	$817	$1,942	$1,822

Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$1.07	$0.98	$2.27	$2.20
Diluted EPS	$1.06	$0.97	$2.26	$2.19
Average number of shares of common stock outstanding (in millions)
Basic	860	836	854	829
Diluted	868	842	861	833
Cash dividends paid per share of common stock	$0.4725	$0.4550	$1.4000	$1.3475
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2011	2010
	(in millions)
Operating Activities:
Consolidated net income	$1,991	$1,871
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,530	1,377
Deferred income taxes	914	573
Deferred revenues	(2)	(77)
Allowance for equity funds used during construction	(113)	(140)
Pension, postretirement, and other employee benefits	(1)	52
Stock based compensation expense	35	28
Generation construction screening costs	—	(51)
Other, net	13	(1)
Changes in certain current assets and liabilities —
-Receivables	(118)	(319)
-Fossil fuel stock	229	220
-Other current assets	(45)	(59)
-Accounts payable	(155)	(82)
-Accrued taxes	440	118
-Accrued compensation	(96)	93
-Other current liabilities	(24)	(76)

Net cash provided from operating activities	4,598	3,527

Investing Activities:
Property additions	(3,115)	(2,894)
Distribution of restricted cash	61	25
Nuclear decommissioning trust fund purchases	(1,946)	(696)
Nuclear decommissioning trust fund sales	1,942	672
Proceeds from property sales	21	7
Cost of removal, net of salvage	(90)	(84)
Change in construction payables	137	(84)
Other investing activities	92	48

Net cash used for investing activities	(2,898)	(3,006)

Financing Activities:
Decrease in notes payable, net	(1,160)	(289)
Proceeds —
Long-term debt issuances	3,144	2,796
Common stock issuances	620	610
Redemptions —
Long-term debt	(1,987)	(1,871)
Payment of common stock dividends	(1,193)	(1,114)
Payment of dividends on preferred and preference stock of subsidiaries	(49)	(49)
Other financing activities	(6)	(35)

Net cash provided from (used for) financing activities	(631)	48

Net Change in Cash and Cash Equivalents	1,069	569
Cash and Cash Equivalents at Beginning of Period	447	690

Cash and Cash Equivalents at End of Period	$1,516	$1,259

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $54 and $61 capitalized for 2011 and 2010, respectively)	$369	$589
Income taxes (net of refunds)	(358)	278
Noncash transactions — accrued property additions at end of period	541	361
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2011	2010
	(in millions)
Current Assets:
Cash and cash equivalents	$1,516	$447
Restricted cash and cash equivalents	9	68
Receivables —
Customer accounts receivable	1,401	1,140
Unbilled revenues	449	420
Under recovered regulatory clause revenues	210	209
Other accounts and notes receivable	250	285
Accumulated provision for uncollectible accounts	(30)	(25)
Fossil fuel stock, at average cost	1,076	1,308
Materials and supplies, at average cost	854	827
Vacation pay	150	151
Prepaid expenses	319	784
Other regulatory assets, current	191	210
Other current assets	100	59

Total current assets	6,495	5,883

Property, Plant, and Equipment:
In service	58,079	56,731
Less accumulated depreciation	20,891	20,174

Plant in service, net of depreciation	37,188	36,557
Other utility plant, net	57	—
Nuclear fuel, at amortized cost	743	670
Construction work in progress	5,809	4,775

Total property, plant, and equipment	43,797	42,002

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,159	1,370
Leveraged leases	641	624
Miscellaneous property and investments	256	277

Total other property and investments	2,056	2,271

Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,361	1,280
Prepaid pension costs	137	88
Unamortized debt issuance expense	163	178
Unamortized loss on reacquired debt	283	274
Deferred under recovered regulatory clause revenues	64	218
Other regulatory assets, deferred	2,496	2,402
Other deferred charges and assets	491	436

Total deferred charges and other assets	4,995	4,876

Total Assets	$57,343	$55,032

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders’ Equity	2011	2010
	(in millions)
Current Liabilities:
Securities due within one year	$1,891	$1,301
Notes payable	137	1,297
Accounts payable	1,355	1,275
Customer deposits	340	332
Accrued taxes —
Accrued income taxes	46	8
Unrecognized tax benefits	22	187
Other accrued taxes	458	440
Accrued interest	245	225
Accrued vacation pay	191	194
Accrued compensation	349	438
Liabilities from risk management activities	136	152
Other regulatory liabilities, current	107	88
Other current liabilities	380	535

Total current liabilities	5,657	6,472

Long-term Debt	18,733	18,154

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,613	7,554
Deferred credits related to income taxes	223	235
Accumulated deferred investment tax credits	579	509
Employee benefit obligations	1,608	1,580
Asset retirement obligations	1,307	1,257
Other cost of removal obligations	1,170	1,158
Other regulatory liabilities, deferred	255	312
Other deferred credits and liabilities	483	517

Total deferred credits and other liabilities	14,238	13,122

Total Liabilities	38,628	37,748

Redeemable Preferred Stock of Subsidiaries	375	375

Stockholders’ Equity:
Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — September 30, 2011: 862 million shares
— December 31, 2010: 844 million shares
Treasury — September 30, 2011: 0.5 million shares
— December 31, 2010: 0.5 million shares
Par value	4,312	4,219
Paid-in capital	4,302	3,702
Treasury, at cost	(16)	(15)
Retained earnings	9,116	8,366
Accumulated other comprehensive loss	(81)	(70)

Total Common Stockholders’ Equity	17,633	16,202

Preferred and Preference Stock of Subsidiaries	707	707

Total Stockholders’ Equity	18,340	16,909

Total Liabilities and Stockholders’ Equity	$57,343	$55,032

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Consolidated Net Income	$933	$834	$1,991	$1,871
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(10), $-, $(8), and $-, respectively	(17)	2	(14)	1
Reclassification adjustment for amounts included in net income, net of tax of $2, $4, $4, and $10, respectively	3	3	6	14
Marketable securities:
Change in fair value, net of tax of $(2), $-, $(1) and $-, respectively	(5)	(3)	(3)	—
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $2, $1, $2, and $1, respectively	—	—	—	1

Total other comprehensive income (loss)	(19)	2	(11)	16

Dividends on preferred and preference stock of subsidiaries	(17)	(17)	(49)	(49)

Comprehensive Income	$897	$819	$1,931	$1,838

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2011 vs. THIRD QUARTER 2010
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$99	12.1	$120	6.6

Southern Company’s third quarter 2011 net income after dividends on preferred and preference stock of subsidiaries was $916 million ($1.07 per share) compared to $817 million ($0.98 per share) for the third quarter 2010. The net income increase for the third quarter 2011 when compared to the corresponding period in 2010 was primarily the result of increases in retail base revenues at Georgia Power as authorized under the 2010 ARP and the NCCR tariff and a decrease in other operations and maintenance expenses. The net income increase for third quarter 2011 was partially offset by decreases in revenues due to relatively cooler weather primarily in the month of September compared to the third quarter 2010.
Southern Company’s year-to-date 2011 net income after dividends on preferred and preference stock of subsidiaries was $1.94 billion ($2.27 per share) compared to $1.82 billion ($2.20 per share) for year-to-date 2010. The net income increase for year-to-date 2011 when compared to the corresponding period in 2010 was primarily the result of increases in retail base revenues at Georgia Power as authorized under the 2010 ARP and the NCCR tariff and increases in energy and capacity revenues at Southern Power. The net income increase for year-to-date 2011 was partially offset by a decrease in the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power, decreases in revenues due to relatively cooler weather primarily in the month of September compared to the third quarter 2010 and significantly colder weather in the first quarter 2010, a decrease in wholesale revenues primarily at Alabama Power, and an increase in depreciation on additional plant in service related to environmental, transmission, and distribution projects.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$120	2.6	$328	2.8

In the third quarter 2011, retail revenues were $4.69 billion compared to $4.57 billion for the corresponding period in 2010. For year-to-date 2011, retail revenues were $11.93 billion compared to $11.60 billion for the corresponding period in 2010.
Details of the change to retail revenues follow:

	Third Quarter		Year-to-Date
	2011		2011
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$4,573		$11,603
Estimated change in —
Rates and pricing	227	5.0	593	5.1
Sales growth (decline)	9	0.2	25	0.2
Weather	(93)	(2.0)	(170)	(1.5)
Fuel and other cost recovery	(23)	(0.5)	(120)	(1.0)

Retail – current year	$4,693	2.7%	$11,931	2.8%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010 primarily due to increases in Georgia Power’s retail base revenues as authorized under the 2010 ARP and the NCCR tariff, which both became effective January 1, 2011. Also contributing to these increases were revenues associated with Alabama Power’s Rate CNP Environmental due to completion of construction projects related to environmental mandates, although there was no increase in the Rate CNP Environmental billing factors in 2011.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010 due to increases in weather-adjusted retail KWH sales of 0.5% and 1.1%, respectively. For the third quarter 2011, weather-adjusted residential KWH sales decreased 0.3%, weather-adjusted commercial KWH sales remained flat, and weather-adjusted industrial KWH sales increased 2.0%. For year-to-date 2011, weather-adjusted residential KWH sales decreased 0.1%, weather-adjusted commercial KWH sales decreased 0.2%, and weather-adjusted industrial KWH sales increased 3.9%. Increased demand in the primary metals, petroleum refining, fabricated metals, and pipelines sectors were the main contributors to the increases in weather-adjusted industrial KWH sales for the third quarter and year-to-date 2011.
Revenues resulting from changes in weather decreased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010 due to relatively cooler weather primarily in the month of September compared to the third quarter 2010 and significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues decreased $23 million in the third quarter 2011 and $120 million for year-to-date 2011 when compared to the corresponding periods in 2010. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(1.6)	$(68)	(4.3)

Wholesale revenues consist of PPAs with investor-owned utilities and electric cooperatives, unit power sales contracts, and short-term opportunity sales. Wholesale revenues from PPAs and unit power sales contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system-owned generation, demand for energy within the Southern Company system service territory, and the availability of the Southern Company system generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Short-term opportunity sales are made at market-based rates that generally provide a margin above the variable cost to produce the energy.
In the third quarter 2011, wholesale revenues were $557 million compared to $566 million for the corresponding period in 2010, reflecting a $15 million decrease in energy revenues and a $6 million increase in capacity revenues. The decrease was primarily due to less favorable weather in the third quarter 2011 and lower energy and capacity revenues associated with the expiration of PPAs in December 2010 at Southern Power. The decrease was partially offset by higher energy and capacity revenues under new PPAs at Southern Power that began in December 2010 and January 2011.
For year-to-date 2011, wholesale revenues were $1.51 billion compared to $1.58 billion for the corresponding period in 2010, reflecting a $48 million decrease in energy revenues and a $20 million decrease in capacity revenues. The decrease was primarily related to a decrease in wholesale revenues at Alabama Power due to the expiration of long-term unit power sales contracts in May 2010 and the capacity subject to those contracts being made available for retail service starting in June 2010, as well as lower energy and capacity revenues associated with the expiration of PPAs in December 2010 at Southern Power. The decrease was partially offset by higher energy and capacity revenues under new PPAs at Southern Power that began in June, July, and December 2010 and January 2011.
Other Electric Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1	0.6	$26	5.9

In the third quarter 2011, other electric revenues were $161 million compared to $160 million for the corresponding period in 2010. The increase when compared to the corresponding period in 2010 was not material. For year-to-date 2011, other electric revenues were $464 million compared to $438 million for the corresponding period in 2010. The increase was primarily the result of an increase in transmission revenues at Georgia Power.
Other Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(19.0)	$(10)	(15.9)

In the third quarter 2011, other revenues were $17 million compared to $21 million for the corresponding period in 2010. For year-to-date 2011, other revenues were $53 million compared to $63 million for the corresponding period in 2010. The third quarter and year-to-date 2011 decreases were primarily the result of a decrease in revenues at SouthernLINC Wireless related to lower average revenue per subscriber and fewer subscribers due to continued competition in the industry.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Third Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Third Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$(62)	(3.1)	$(187)	(3.6)
Purchased power	6	2.9	(4)	(0.9)

Total fuel and purchased power expenses	$(56)		$(191)

*	Fuel includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
Fuel and purchased power expenses for the third quarter 2011 were $2.12 billion compared to $2.18 billion for the corresponding period in 2010. The decrease was primarily the result of a $59 million net decrease in the average cost of fuel and purchased power, slightly offset by a $3 million net increase related to total KWHs generated and purchased. The decrease in the average cost of fuel and purchased power was primarily the result of a 21.7% decrease in the average cost of purchased power, slightly offset by a 1.1% increase in the average cost of fuel per KWH generated.
For year-to-date 2011, fuel and purchased power expenses were $5.52 billion compared to $5.71 billion for the corresponding period in 2010. The decrease was primarily the result of a $143 million net decrease related to total KWHs generated and purchased and a $48 million decrease in the average cost of fuel and purchased power. The net decrease related to total KWHs generated and purchased resulted primarily from lower customer demand. The decrease in the average cost of fuel and purchased power resulted primarily from a 9.6% decrease in the average cost of natural gas per KWH generated, partially offset by a 3.8% increase in the average cost of coal per KWH generated.
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
Details of the Southern Company system’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter				Percent
Average Cost	2011	2010	Percent Change	Year-to-Date 2011	Year-to-Date 2010	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.59	3.55	1.1	3.52	3.55	(0.9)
Purchased power	6.29	8.03	(21.7)	7.06	7.13	(1.0)

Energy purchases will vary depending on demand for energy within the Southern Company system service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(36)	(3.5)	$(9)	(0.3)

In the third quarter 2011, other operations and maintenance expenses were $983 million compared to $1.02 billion for the corresponding period in 2010. The decrease was primarily the result of an additional accrual in the third quarter 2010 of $40 million to the NDR at Alabama Power and reductions in overhead line costs at Alabama Power due to storm restoration efforts. The decrease was partially offset by increases in routine transmission and distribution expenses and customer service related costs.
For year-to-date 2011, other operations and maintenance expenses were $2.84 billion compared to $2.85 billion for the corresponding period in 2010. The decrease was primarily the result of a $53 million decrease in transmission and distribution costs mainly due to an additional accrual in the third quarter 2010 of $40 million to the NDR at Alabama Power and reductions in overhead line costs at Alabama Power due to storm restoration efforts, partially offset by an increase in overhead line maintenance at Georgia Power. Also contributing to the decrease was a $20 million reduction in administrative and general costs. The decrease was partially offset by a $33 million increase in commodity and labor costs, a $17 million increase in scheduled outage and maintenance costs, and a $12 million increase in customer service related costs.
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
Depreciation and Amortization

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$4	0.9	$142	12.5

In the third quarter 2011, depreciation and amortization was $431 million compared to $427 million for the corresponding period in 2010. The increase when compared to the corresponding period in 2010 was not material.
For year-to-date 2011, depreciation and amortization was $1.28 billion compared to $1.14 billion for the corresponding period in 2010. The increase was primarily the result of a $94 million decrease in the amortization of the regulatory liability related to other cost of removal obligations at Georgia Power as authorized by the Georgia PSC and additional depreciation on plant in service related to environmental, transmission, and distribution projects.
See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Retail Regulatory Matters — Georgia Power — Retail Rate Plans” for additional information on the other cost of removal regulatory liability.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$3	1.3	$24	3.6

In the third quarter 2011, taxes other than income taxes were $239 million compared to $236 million for the corresponding period in 2010. The increase when compared to the corresponding period in 2010 was not material.
For year-to-date 2011, taxes other than income taxes were $686 million compared to $662 million for the corresponding period in 2010. The year-to-date 2011 increase was primarily the result of increases in property taxes and franchise fees.
Allowance for Equity Funds Used During Construction

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(6.7)	$(27)	(19.3)

In the third quarter 2011, AFUDC equity was $42 million compared to $45 million for the corresponding period in 2010. The decrease when compared to the corresponding period in 2010 was not material.
For year-to-date 2011, AFUDC equity was $113 million compared to $140 million for the corresponding period in 2010. The decrease was primarily due to the inclusion of Georgia Power’s Plant Vogtle Units 3 and 4 construction work in progress in rate base effective January 1, 2011 which reduced the amount of AFUDC capitalized and the completion of construction projects related to environmental mandates at Alabama Power. The decrease was partially offset by construction work in progress related to Mississippi Power’s Kemper IGCC which began construction in June 2010.
See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Retail Regulatory Matters — Georgia Power — Nuclear Construction” and Note (B) to the Condensed Financial Statements under “State PSC Matters — Georgia Power — Nuclear Construction” herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(3.6)	$(28)	(4.2)

In the third quarter 2011, interest expense, net of amounts capitalized was $217 million compared to $225 million for the corresponding period in 2010. The decrease was primarily due to lower interest expense on variable rate pollution control bonds at Georgia Power.
For year-to-date 2011, interest expense, net of amounts capitalized was $638 million compared to $666 million for the corresponding period in 2010. The decrease was primarily due to a reduction of $23 million in interest expense at Georgia Power related to the settlement of tax litigation with the Georgia Department of Revenue (DOR). See Note (B) to the Condensed Financial Statements under “Income Tax Matters — Georgia State Income Tax Credits” herein for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$101	22.9	$198	21.4

In the third quarter 2011, income taxes were $543 million compared to $442 million for the corresponding period in 2010. The increase was primarily due to higher pre-tax earnings and an increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid.
For year-to-date 2011, income taxes were $1.12 billion compared to $925 million for the corresponding period in 2010. The increase was primarily due to higher pre-tax earnings, a decrease in the first quarter 2010 in uncertain tax positions at Georgia Power related to state income tax credits, an increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid, and a reduction in AFUDC equity, which is non-taxable.
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
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Southern Company has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Coal Combustion Byproducts” of Southern Company in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary,

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company estimates that the aggregate capital costs to the traditional operating companies for compliance with these rules could range from $13 billion to $18 billion through 2020 if the rules are adopted as proposed. Included in this amount is $686 million of estimated expenditures included in the 2011-2013 base level capital budgets of Southern Company subsidiaries described herein in anticipation of these rules. See FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” herein for additional information. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Southern Company’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — New York Case” of Southern Company in Item 7 and Note 3 of the financial statements of Southern Company under “Environmental Matters — Carbon Dioxide Litigation — New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. On October 6, 2011, the U.S. Court of Appeals for the Second Circuit granted the plaintiffs’ motion to remand the case to the district court for voluntary dismissal. It is anticipated that the district court will issue an order dismissing the case; however, the ultimate outcome cannot be determined at this time.
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Kivalina Case” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Carbon Dioxide Litigation — Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On August 31, 2011, at the request of the plaintiffs as a result of the U.S. Supreme Court’s decision in the New York case discussed above, the U.S. Court of Appeals for the Ninth Circuit lifted the stay that had been issued. The ultimate outcome of this matter cannot be determined at this time.

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
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule contains numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by December 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of the facilities of Southern Company’s subsidiaries which could affect unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be affected if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the compliance period, and the limited compliance period could negatively affect electric system reliability. The outcome of this rulemaking will depend on the requirements in the final rule and the outcome of any legal challenges and cannot be determined at this time.
In April 2010, the EPA proposed an Industrial Boiler MACT rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers and start-up boilers. The EPA published the final rule on March 21, 2011 and, at the same time, issued a notice of intent to reconsider the final rule to allow for additional public review and comment. The EPA has announced plans to finalize the rule by April 30, 2012. The effect of the regulatory proceedings will depend on the final form of the revised regulations and the outcome of any legal challenges and cannot be determined at this time. On October 18, 2011, the Georgia PSC approved Georgia Power’s request to further delay the decision to convert Plant Mitchell Unit 3 from coal to biomass for two to four years, until there is greater clarity regarding the Industrial Boiler MACT rule and other proposed and recently adopted regulations. Georgia Power will file semi-annual construction monitoring reports on March 1 and August 15 throughout the delay period.
In October 2008, the EPA approved a revision to Alabama’s State Implementation Plan (SIP) requirements related to opacity which granted some flexibility to affected sources while requiring compliance with Alabama’s very strict opacity limits through use of continuous opacity monitoring system data. On April 6, 2011, the EPA attempted to rescind its previous approval of the Alabama SIP revision. On April 8, 2011, Alabama Power filed an appeal of that decision with the U.S. Court of Appeals for the Eleventh Circuit and requested the court to stay the effectiveness of the EPA’s

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
attempted rescission pending judicial review. The EPA’s decision became effective May 6, 2011 and the court denied Alabama Power’s requested stay on May 12, 2011. Unless the court resolves Alabama Power’s appeal in its favor, the EPA’s rescission will continue to affect Alabama Power’s operations. The EPA’s rescission has affected unit availability and increased maintenance and compliance costs. The final outcome of this matter cannot be determined at this time.
On June 23, 2011, the EPA published its determination that the 20-county area within metropolitan Atlanta has air quality which attains the 1997 eight-hour ozone air quality standard. In March 2008, the EPA adopted a more stringent eight-hour ozone air quality standard, which it began to implement in September 2011. The 2008 standard is expected to result in designation of new nonattainment areas within the Southern Company system service territory and could result in additional required reductions in nitrogen oxide emissions. The ultimate outcome of this matter cannot be determined at this time.
On August 8, 2011, the EPA published the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. Each of the states within the Southern Company system service area is subject to the CSAPR’s summer ozone season nitrogen oxide allowance trading program, and the States of Alabama, Georgia, North Carolina, and Texas are subject to the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for each state, and the effect on each of the traditional operating companies will vary. The rule could have significant effects on the traditional operating companies, including changes to the dispatch and operation of units and unit availability, depending on the cost and availability of emissions allowances. The final CSAPR has been challenged by numerous states, trade associations, and individual companies (including the traditional operating companies and Southern Power), and many of those parties have also asked the EPA to reconsider the rule. In addition, on October 14, 2011, the EPA published proposed technical revisions to the CSAPR, including adjustments to certain state emissions budgets and delaying implementation of key limitations on interstate trading from January 2012 to January 2014. The ultimate outcome will depend on the outcome of any legal and administrative proceedings and proposed revisions and cannot be determined at this time.
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
See “State PSC Matters — Georgia Power Retail Regulatory Matters — 2011 Integrated Resource Plan Update” herein for additional information.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Water Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a proposed rule that establishes standards for reducing effects on fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse effects on fish and other aquatic life due to impingement (trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (drawn

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards and entrainment reduction requirements. The rule’s proposed impingement standards could require changes to cooling water intake structures at many of Southern Company’s subsidiaries’ existing generating facilities, including those with cooling towers. In addition, new generating units constructed at existing plants would have to meet the national impingement standards and closed cycle cooling towers would have to be installed. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of the facilities of Southern Company’s subsidiaries may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
State PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In previous years, the traditional operating companies have experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and uranium and volatile price swings in natural gas. These higher fuel costs have resulted in total under recovered fuel costs included in the balance sheets of Alabama Power, Georgia Power, and Gulf Power of approximately $260 million at September 30, 2011. Mississippi Power collected all previously under recovered fuel costs and, as of September 30, 2011, had a total over recovered fuel balance of approximately $41 million. At December 31, 2010, total under recovered fuel costs included in the balance sheets of Alabama Power, Georgia Power, and Gulf Power were approximately $420 million and Mississippi Power had a total over recovered fuel balance of $55 million. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changing the billing factor has no significant effect on Southern Company’s revenues or net income, but does impact annual cash flow. The traditional operating companies continuously monitor the under or over recovered fuel cost balances.
On May 24, 2011, the Georgia PSC approved Georgia Power’s request to decrease fuel rates by 0.61%. The decrease reduced Georgia Power’s annual billings by approximately $43 million effective June 1, 2011. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Alabama Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Georgia Power — Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Alabama Power Retail Regulatory Matters
Environmental Accounting Order
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — General” of Southern Company in Item 7 of the Form 10-K for additional information regarding environmental regulations. Proposed environmental regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions. On September 7, 2011, the Alabama PSC approved an order allowing for the establishment of a regulatory asset to record the unrecovered investment costs associated with any such decisions, including the unrecovered plant asset balance and the unrecovered costs associated with site removal and closure. These costs would be amortized over the affected unit’s remaining useful life, as established prior to the decision regarding early retirement.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Rate Adjustments
See BUSINESS — “Rate Matters — Rate Structure and Cost Recovery Plans” of Southern Company in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Alabama Power — Rate RSE” and “PSC Matters — Alabama Power — Natural Disaster Reserve” of Southern Company in Item 7 of the Form 10-K for information regarding the rate structure of Alabama Power. On July 12, 2011, the Alabama PSC issued an order to eliminate a tax-related adjustment under Alabama Power’s rate structure effective with October 2011 billings. Alabama Power anticipates the elimination of this adjustment will result in additional revenues of approximately $30 million for the remainder of 2011 and is expected to have an annual effect of approximately $150 million beginning in 2012.
In accordance with the order, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues from the elimination of the tax-related adjustment to replenish the NDR, which was impacted as a result of operations and maintenance expenses incurred in connection with the April 2011 storms in Alabama. Alabama Power expects that the additional revenue in 2012 will preclude the need for a rate adjustment under Rate Stabilization and Equalization (Rate RSE). Accordingly, Alabama Power agreed to a moratorium on any increase in 2012 under Rate RSE.
Natural Disaster Reserve
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Alabama Power — Natural Disaster Reserve” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Alabama Power — Natural Disaster Reserve” in Item 8 of the Form 10-K for additional information.
During the first half of 2011, multiple storms caused varying degrees of damage to Alabama Power’s transmission and distribution facilities. The most significant storm occurred on April 27, 2011, causing over 400,000 of Alabama Power’s 1.4 million customers to be without electrical service. The estimated cost of repairing the damage to facilities and restoring electrical service to customers, as a result of these storms, is approximately $45 million for operations and maintenance expenses and approximately $163 million for capital-related expenditures. Alabama Power maintains a reserve for operations and maintenance expenses to cover the cost of damages from major storms to Alabama Power’s transmission and distribution facilities.
At September 30, 2011, the NDR had an accumulated balance of $75 million, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in the Condensed Statements of Income herein.
In accordance with the order discussed above that was issued by the Alabama PSC on July 12, 2011 to eliminate a tax-related adjustment under Alabama Power’s rate structure, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues, which are expected to be approximately $30 million.
Georgia Power Retail Regulatory Matters
2011 Integrated Resource Plan Update
See “Environmental Matters — Air Quality” and “— Water Quality” herein and BUSINESS — “Rate Matters — Integrated Resource Planning” of Southern Company in Item 1, MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality,” “— Water Quality,” and “— Coal Combustion Byproducts” of Southern Company in Item 7, and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Georgia Power — Retail Rate Plans” in Item 8 of the Form 10-K for additional information regarding potential rules and regulations being developed by the EPA, including the Utility

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MACT rule for coal- and oil-fired EGUs, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; and the 2010 ARP.
On August 4, 2011, Georgia Power filed an update to its IRP (2011 IRP Update). The filing included Georgia Power’s application to decertify Plant Branch Units 1 and 2 as of December 31, 2013 and October 1, 2013, the compliance dates for the respective units under the Georgia Multi-Pollutant Rule. However, as a result of the considerable uncertainty regarding pending state and federal environmental regulations, Georgia Power is continuing to defer decisions to add controls, switch fuel, or retire its remaining fossil generating units where environmental controls have not yet been installed, representing approximately 2,600 MWs of capacity. Georgia Power expects to update its economic analysis of these units once the Utility MACT rule is finalized. Georgia Power currently expects that certain units, representing approximately 600 MWs of capacity, are more likely than others to switch fuel or be controlled in time to comply with the Utility MACT rule. However, even if the updated economic analysis shows more positive benefits associated with adding controls or switching fuel for more units, it is unlikely that all of the required controls could be completed by 2015, the expected effective date of the Utility MACT rule. As a result, Georgia Power currently cannot rely on the availability of approximately 2,000 MWs of capacity in 2015. As such, the 2011 IRP Update also includes Georgia Power’s application requesting that the Georgia PSC certify the purchase of a total of 1,562 MWs of capacity beginning in 2015, from four PPAs selected through the 2015 request for proposal process.
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
Storm Damage Recovery
During April 2011, severe storms in Georgia caused significant damage to Georgia Power’s distribution and transmission facilities. Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of September 30, 2011, the balance in the regulatory asset related to storm damage was $45 million. As a result of this regulatory treatment, the costs related to the storms are not expected to have a material impact on Southern Company’s financial statements. See Note 1 to the financial statements of Southern Company under “Storm Damage Reserves” in Item 8 of the Form 10-K for additional information.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On August 23, 2011, the Florida PSC approved Gulf Power’s request for an interim retail rate increase of $38.5 million per year, effective beginning with billings based on meter readings on and after September 22, 2011 and continuing through the effective date of the Florida PSC’s decision on Gulf Power’s petition for the permanent increase. The interim rates are subject to refund pending the outcome of the permanent retail base rate proceeding.
The ultimate outcome of this matter cannot be determined at this time.
Income Tax Matters
Legislation
On September 8, 2011, President Obama introduced the American Jobs Act (AJA). A major incentive in the AJA includes an extension of 100% bonus depreciation for property acquired and placed in service in 2012. Additional proposals are expected related to tax reform, which could include a reduction in the corporate income tax rate and a broadening of the tax base. The ultimate outcome of these matters cannot be determined at this time.
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
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Southern Company through 2013. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. Based on recent discussions with the IRS, Southern Company estimates the potential increased cash flow for 2011 to be between approximately $500 million and $600 million. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at September 30, 2011. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $4.60 billion for the first nine months of 2011, an increase of $1.07 billion from the corresponding period in 2010. Significant changes in operating cash flow for the first nine months of 2011 as compared to the corresponding period in 2010 include an increase in net income as previously discussed. Also contributing to the increase was an increase in deferred income taxes related to bonus depreciation and an increase in accrued income taxes primarily due to the timing of tax payments. Net cash used for investing activities totaled $2.90 billion for the first nine months of 2011, a decrease of $108 million from the corresponding period in 2010 due to timing of capital expenditures. Net cash used for financing activities totaled $631 million for the first nine months of 2011, compared to $48 million provided from financing activities in the corresponding period in 2010. This change was primarily due to a decrease in notes payable and redemptions of long-term debt, partially offset by long-term debt issuances. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant balance sheet changes for the first nine months of 2011 include an increase in cash of $1.07 billion due to increased cash collection from operations during the summer months, higher cash balances at Alabama Power, and an increase of $1.79 billion in total property, plant, and equipment for the installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Other significant changes include a decrease in notes payable of $1.16 billion and an increase in equity of $1.43 billion.
The market price of Southern Company’s common stock at September 30, 2011 was $42.37 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $20.46 per share, representing a market-to-book ratio of 207%, compared to $38.23, $19.21, and 199%, respectively, at the end of 2010. The dividend for the third quarter 2011 was $0.4725 per share compared to $0.455 per share in the third quarter 2010.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for the construction programs of its subsidiaries and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Approximately $1.89 billion will be required through September 30, 2012 to fund maturities of long-term debt.
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
At September 30, 2011, Southern Company and its subsidiaries had approximately $1.5 billion of cash and cash equivalents and approximately $5.13 billion of unused committed credit arrangements with banks, of which $96 million expire in 2011, $316 million expire in 2012, $60 million expire in 2013, $860 million expire in 2014, and $3.80 billion expire in 2016. Of the credit arrangements expiring on or before September 30, 2012, $41 million contain provisions allowing two-year term loans executable at expiration and $216 million contain provisions allowing one-year term loans executable at expiration. Subsequent to September 30, 2011, Alabama Power replaced a $20 million credit arrangement expiring in 2011 with a $30 million credit arrangement which will expire in 2014. At September 30, 2011, approximately $1.8 billion of the credit facilities were dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the traditional operating companies. At September 30, 2011, the Southern Company system had approximately $132 million of short-term borrowings outstanding, comprised of commercial paper, with a weighted average interest rate of 0.27% per annum. During the third quarter 2011, Southern Company had an average of $510 million of short-term borrowings outstanding with a weighted average interest rate of 0.29% per annum and the maximum amount outstanding was $903 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On October 20, 2011, Mississippi Power purchased the Facility for approximately $85 million in cash and the assumption of debt obligations of the lessor related to the Facility, which mature in 2021, have a face value of $270 million and a fixed stated interest rate of 7.13%, and are secured by the Facility and certain personal property, accounts, and proceeds related thereto. Accounting rules require that the Facility be reflected on Southern Company’s financial statements at the time of the purchase at the fair value of the consideration rendered. Based on interest rates as of October 20, 2011, the fair value of the debt assumed was approximately $346 million. Accordingly, the Facility will be reflected in Southern Company’s financial statements at approximately $431 million. Mississippi Power intends to maintain its traditional capital structure by adding equity to support the additional debt.
In connection with the purchase of the Facility, Mississippi Power filed a request on July 25, 2011 for an accounting order from the Mississippi PSC. If the accounting order is approved as requested, the retail revenue requirements under the purchase option will be comparable to those otherwise required under operating lease accounting treatment for the extended lease term, with any differences deferred as a regulatory asset over the 10-year period ending October 2021. At the conclusion of the proposed deferral period in 2021, the unamortized deferral balance will be amortized into rates over the remaining life of the Facility. On November 2, 2011, Mississippi Power filed a request with the FERC seeking authorization to defer as a regulatory asset, for the 10-year period ending October 2021, the difference between the revenue requirement under the purchase of the Facility (assuming a remaining 30-year life) and the revenue requirement assuming the continuation of the operating lease regulatory treatment. At the conclusion of the proposed deferral period in 2021, the accumulated deferred balance will be amortized into wholesale rates over the remaining life of the Facility. The ultimate outcome of these matters cannot be determined at this time.
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At September 30, 2011, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $606 million. At September 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $2.8 billion. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Company’s ability to access capital markets, particularly the short-term debt market.
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
Due to cost-based rate regulation and other various cost recovery mechanisms, the traditional operating companies continue to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. To mitigate residual risks relative to movements in

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
electricity prices, the traditional operating companies enter into physical fixed-price contracts or heat-rate contracts for the purchase and sale of electricity through the wholesale electricity market. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. Southern Company had no material change in market risk exposure for the third quarter 2011 when compared with the December 31, 2010 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2011 were as follows:

	Third Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(136)	$(196)
Contracts realized or settled	51	137
Current period changes(a)	(66)	(92)

Contracts outstanding at the end of the period, assets (liabilities), net	$(151)	$(151)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2011 was a decrease of $15 million and an increase of $45 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and prices of natural gas. At September 30, 2011, Southern Company had a net hedge volume of 160 million mmBtu with a weighted average contract cost approximately $1.10 per mmBtu above market prices, compared to 154 million mmBtu at June 30, 2011 with a weighted average contract cost approximately $0.97 per mmBtu above market prices and compared to 149 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $1.35 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the traditional operating companies’ fuel cost recovery clauses.
The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	September 30, 2011	December 31, 2010
	(in millions)
Regulatory hedges	$(147)	$(193)
Cash flow hedges	—	(1)
Not designated	(4)	(2)

Total fair value	$(151)	$(196)

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
Total net unrealized pre-tax gains (losses) recognized in income were $(1) million and $(2) million, respectively, for the three and nine months ended September 30, 2011 and will continue to be marked to market until the settlement date. For the three and nine months ended September 30, 2010, the total net unrealized pre-tax gains (losses) recognized in the statements of income were $(4) million and $(2) million, respectively.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2011 were as follows:

		September 30, 2011
		Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(151)	(117)	(33)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(151)	$(117)	$(33)	$(1)

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
Financing Activities
During the first nine months of 2011, Southern Company issued approximately 18.6 million shares of common stock for $620 million through the Southern Investment Plan and employee and director stock plans. The proceeds were primarily used for general corporate purposes, including the investment by Southern Company in its subsidiaries, and to repay short-term indebtedness. While Southern Company continues to issue additional equity through its employee and director equity compensation plans, Southern Company is not currently issuing additional shares of common stock through the Southern Investment Plan or its employee savings plan. All sales under the Southern Investment Plan and the employee savings plan are currently being funded with shares acquired on the open market by the independent plan administrators.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table outlines the debt financing activities for Southern Company, the traditional operating companies, and Southern Power for the first nine months of 2011:

		Senior Note	Pollution Control Bond	Pollution Control Bond	Other Long-	Other Long- Term Debt
	Senior Note	Redemptions	Issuances and	Redemptions	Term Debt	Redemptions
Company	Issuances	and Maturities	Remarketings(*)	and Maturities	Issuances	and Maturities
			(in millions)
Southern Company	$500	$—	$—	$—	$—	$—
Alabama Power	700	650	—	4	—	—
Georgia Power	550	277	604	286	250	509
Gulf Power	125	—	—	—	—	110
Mississippi Power	—	—	—	—	115	130
Southern Power	300	—	—	—	—	3

Total	$2,175	$927	$604	$290	$365	$752

(*)	Includes the remarketing by Georgia Power of pollution control bonds that had been purchased and held by Georgia Power.
In August 2011, Southern Company issued $500 million aggregate principal amount of Series 2011A 1.95% Senior Notes due September 1, 2016. The net proceeds from the sale of the Series 2011A Senior Notes were used to repay a portion of Southern Company’s outstanding short-term indebtedness and for other general corporate purposes.
Southern Company’s subsidiaries used the proceeds of the debt issuances shown in the table above for the redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including their respective continuous construction programs.
In March 2011, Alabama Power settled $200 million of interest rate hedges related to its Series 2011A 5.50% Senior Note issuance at a gain of approximately $4 million. The gain will be amortized to interest expense, in earnings, over 10 years.
In August 2011, Alabama Power entered into forward-starting interest rate swaps to mitigate exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $300 million.
In September 2011, Mississippi Power entered into forward-starting interest rate swaps to mitigate exposure to interest rate changes related to anticipated debt issuances. The notional amount of the swaps totaled $600 million.
Subsequent to September 30, 2011, Alabama Power announced the redemption that will occur on November 14, 2011 of approximately $100 million aggregate principal amount of its Series EE 5.75% Senior Notes due January 15, 2036.
Subsequent to September 30, 2011, Georgia Power announced the redemption that will occur on November 21, 2011 of $53 million aggregate principal amount of the Development Authority of Burke County Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Third Series 1999.
Subsequent to September 30, 2011, Mississippi Power issued $150 million aggregate principal amount of Series 2011A 2.35% Senior Notes due October 15, 2016 and $150 million aggregate principal amount of Series 2011B 4.75% Senior Notes due October 15, 2041. Mississippi Power also settled hedges totaling $150 million related to the Series 2011A issuance at a gain of approximately $1.4 million. This gain will be amortized to interest expense, in earnings, over five years. Mississippi Power settled hedges totaling $150 million related to the Series 2011B issuance at a loss of approximately $0.54 million. This loss will be amortized to interest expense, in earnings, over 10 years.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Subsequent to September 30, 2011, Mississippi Power assumed the obligations of the lessor related to $270 million aggregate principal amount of Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 21, 2021, issued for the benefit of the lessor as described under “Off-Balance Sheet Financing Arrangements” herein. These bonds are secured by the Facility and certain personal property, accounts, and proceeds related thereto.
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
     (b) Changes in internal controls.
There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter 2011 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,489	$1,527	$3,859	$3,925
Wholesale revenues, non-affiliates	80	86	218	395
Wholesale revenues, affiliates	52	43	202	194
Other revenues	50	50	152	149

Total operating revenues	1,671	1,706	4,431	4,663

Operating Expenses:
Fuel	512	500	1,335	1,455
Purchased power, non-affiliates	34	35	62	66
Purchased power, affiliates	49	57	152	161
Other operations and maintenance	309	379	896	997
Depreciation and amortization	160	153	476	451
Taxes other than income taxes	84	85	254	248

Total operating expenses	1,148	1,209	3,175	3,378

Operating Income	523	497	1,256	1,285
Other Income and (Expense):
Allowance for equity funds used during construction	7	9	18	29
Interest income	4	4	13	12
Interest expense, net of amounts capitalized	(73)	(76)	(224)	(227)
Other income (expense), net	(7)	(7)	(20)	(18)

Total other income and (expense)	(69)	(70)	(213)	(204)

Earnings Before Income Taxes	454	427	1,043	1,081
Income taxes	180	158	407	399

Net Income	274	269	636	682
Dividends on Preferred and Preference Stock	10	10	30	30

Net Income After Dividends on Preferred and Preference Stock	$264	$259	$606	$652

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Income After Dividends on Preferred and Preference Stock	$264	$259	$606	$652
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(4), $-, $(3), and $-, respectively	(8)	—	(5)	—
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $(1), and $-, respectively	—	—	(2)	—

Total other comprehensive income (loss)	(8)	—	(7)	—

Comprehensive Income	$256	$259	$599	$652

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2011	2010
	(in millions)
Operating Activities:
Net income	$636	$682
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	562	519
Deferred income taxes	350	301
Allowance for equity funds used during construction	(18)	(29)
Pension, postretirement, and other employee benefits	(17)	(9)
Stock based compensation expense	5	4
Other, net	6	29
Changes in certain current assets and liabilities —
-Receivables	(74)	(110)
-Fossil fuel stock	75	21
-Materials and supplies	(13)	(10)
-Other current assets	(19)	(34)
-Accounts payable	(120)	(66)
-Accrued taxes	215	(48)
-Accrued compensation	(35)	8
-Other current liabilities	5	(103)

Net cash provided from operating activities	1,558	1,155

Investing Activities:
Property additions	(694)	(685)
Distribution of restricted cash from pollution control revenue bonds	11	18
Nuclear decommissioning trust fund purchases	(301)	(126)
Nuclear decommissioning trust fund sales	301	126
Cost of removal, net of salvage	(52)	(26)
Change in construction payables	(13)	(34)
Other investing activities	14	(9)

Net cash used for investing activities	(734)	(736)

Financing Activities:
Proceeds —
Capital contributions from parent company	10	19
Senior notes issuances	700	—
Redemptions —
Pollution control revenue bonds	(4)	—
Senior notes	(650)	—
Payment of preferred and preference stock dividends	(30)	(30)
Payment of common stock dividends	(415)	(407)
Other financing activities	(13)	(1)

Net cash used for financing activities	(402)	(419)

Net Change in Cash and Cash Equivalents	422	—
Cash and Cash Equivalents at Beginning of Period	154	368

Cash and Cash Equivalents at End of Period	$576	$368

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7 and $11 capitalized for 2011 and 2010, respectively)	$207	$214
Income taxes (net of refunds)	(95)	212
Noncash transactions — accrued property additions at end of period	15	39
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2011	2010
	(in millions)
Current Assets:
Cash and cash equivalents	$576	$154
Restricted cash and cash equivalents	3	18
Receivables —
Customer accounts receivable	419	362
Unbilled revenues	126	153
Under recovered regulatory clause revenues	11	5
Other accounts and notes receivable	48	35
Affiliated companies	47	57
Accumulated provision for uncollectible accounts	(10)	(10)
Fossil fuel stock, at average cost	316	391
Materials and supplies, at average cost	355	346
Vacation pay	55	55
Prepaid expenses	77	208
Other regulatory assets, current	33	38
Other current assets	11	10

Total current assets	2,067	1,822

Property, Plant, and Equipment:
In service	20,530	19,966
Less accumulated provision for depreciation	7,247	6,931

Plant in service, net of depreciation	13,283	13,035
Nuclear fuel, at amortized cost	316	283
Construction work in progress	485	547

Total property, plant, and equipment	14,084	13,865

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	62	64
Nuclear decommissioning trusts, at fair value	502	552
Miscellaneous property and investments	73	71

Total other property and investments	637	687

Deferred Charges and Other Assets:
Deferred charges related to income taxes	528	488
Prepaid pension costs	287	257
Deferred under recovered regulatory clause revenues	39	4
Other regulatory assets, deferred	680	675
Other deferred charges and assets	193	196

Total deferred charges and other assets	1,727	1,620

Total Assets	$18,515	$17,994

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in millions)
Current Liabilities:
Securities due within one year	$—	$200
Accounts payable —
Affiliated	195	210
Other	198	273
Customer deposits	85	86
Accrued taxes —
Accrued income taxes	13	2
Other accrued taxes	103	32
Accrued interest	71	63
Accrued vacation pay	45	45
Accrued compensation	73	99
Liabilities from risk management activities	24	31
Over recovered regulatory clause revenues	25	22
Other current liabilities	35	41

Total current liabilities	867	1,104

Long-term Debt	6,232	5,987

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,148	2,747
Deferred credits related to income taxes	81	85
Accumulated deferred investment tax credits	151	157
Employee benefit obligations	323	311
Asset retirement obligations	544	520
Other cost of removal obligations	702	701
Other regulatory liabilities, deferred	92	217
Other deferred credits and liabilities	92	87

Total deferred credits and other liabilities	5,133	4,825

Total Liabilities	12,232	11,916

Redeemable Preferred Stock	342	342

Preference Stock	343	343

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,222	1,222
Paid-in capital	2,177	2,156
Retained earnings	2,213	2,022
Accumulated other comprehensive loss	(14)	(7)

Total common stockholder’s equity	5,598	5,393

Total Liabilities and Stockholder’s Equity	$18,515	$17,994

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2011 vs. THIRD QUARTER 2010
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$5	1.9	$(46)	(7.1)

Alabama Power’s net income after dividends on preferred and preference stock for the third quarter 2011 was $264 million compared to $259 million for the corresponding period in 2010. Alabama Power’s net income after dividends on preferred and preference stock for year-to-date 2011 was $606 million compared to $652 million for the corresponding period in 2010. For the third quarter 2011, the increase in net income when compared to the corresponding period in 2010 was not material. The decrease for year-to-date 2011 when compared to the corresponding period in 2010 was primarily due to reductions in wholesale revenues from sales to non-affiliates, relatively cooler weather primarily in the month of September compared to the third quarter 2010, significantly colder weather in the first quarter 2010, an increase in depreciation and amortization, and a reduction in AFUDC equity. The decreases in income were partially offset by a decrease in other operations and maintenance expenses, an increase in revenues under Rate CNP Environmental associated with the completion of construction projects related to environmental projects, and an increase in industrial KWH sales.
Retail Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(38)	(2.5)	$(66)	(1.7)

In the third quarter 2011, retail revenues were $1.49 billion compared to $1.53 billion for the corresponding period in 2010. For year-to-date 2011, retail revenues were $3.86 billion compared to $3.93 billion for the corresponding period in 2010.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2011		2011
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,527		$3,925
Estimated change in –
Rates and pricing	3	0.2	49	1.2
Sales growth (decline)	19	1.2	23	0.6
Weather	(61)	(4.0)	(97)	(2.5)
Fuel and other cost recovery	1	0.1	(41)	(1.0)

Retail – current year	$1,489	(2.5)%	$3,859	(1.7)%

Revenues associated with changes in rates and pricing increased in the third quarter 2011 and year-to-date 2011, when compared to the corresponding periods in 2010, primarily due to increased revenues associated with Rate CNP Environmental. The increase was due to the completion of construction projects related to environmental mandates, although there was no increase in the Rate CNP Environmental billing factors in 2011.
Revenues attributable to changes in sales increased in the third quarter 2011 when compared to the corresponding period in 2010. Industrial KWH energy sales increased 3.1% due to an increase in demand resulting from changes in production levels primarily in the primary metals sector. Weather-adjusted residential and commercial KWH energy sales increased 1.3% and 1.2%, respectively, driven by an increase in demand.
Revenues attributable to changes in sales increased year-to-date 2011 when compared to the corresponding period in 2010. Industrial KWH energy sales increased 5.7% due to an increase in demand resulting from changes in production levels primarily in the chemical and primary metals sectors. The decreases in weather-adjusted residential and commercial KWH energy sales were not material.
Revenues resulting from changes in weather decreased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010. In the third quarter 2011, residential and commercial sales revenues decreased 6.4% and 3.3%, respectively, as a result of relatively cooler weather primarily in the month of September compared to the third quarter 2010. For year-to-date 2011, residential and commercial sales revenues decreased 4.5% and 1.5%, respectively, as a result of relatively cooler weather primarily in the month of September compared to the third quarter 2010 and significantly colder weather in the first quarter 2010.
In the third quarter 2011, the increase in fuel and other cost recovery revenues when compared to the corresponding period in 2010 was not material. Fuel and other cost recovery revenues decreased year-to-date 2011 when compared to the corresponding period in 2010 primarily due to a decrease in fuel costs and a decrease in costs associated with PPAs certificated by the Alabama PSC. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(7.0)	$(177)	(44.8)

Wholesale revenues from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of Alabama Power and Southern Company system-owned generation, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
In the third quarter 2011, wholesale revenues from non-affiliates were $80 million compared to $86 million for the corresponding period in 2010, reflecting a $9 million decrease in revenue from energy sales and a $3 million increase in capacity revenue. The decrease was primarily due to a 9.0% decrease in KWH sales, partially offset by a 2.4% increase in the price of energy.
For year-to-date 2011, wholesale revenues from non-affiliates were $218 million compared to $395 million for the corresponding period in 2010, reflecting a $101 million decrease in revenue from energy sales and a $76 million decrease in capacity revenue. The decrease was primarily due to a 51.3% decrease in KWH sales, partially offset by a 13.3% increase in the price of energy.
In May 2010, the long-term unit power sales contracts expired and the unit power energy sales and capacity revenues ceased. In the third quarter 2011, the revenue reduction when compared to the corresponding period in 2010 was not material. For year-to-date 2011, there was a $178 million revenue reduction when compared to the corresponding period in 2010. Beginning in June 2010, such capacity subject to the unit power sales contracts became available for retail service. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Operating Revenues” of Alabama Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$9	20.9	$8	4.1

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2011, wholesale revenues from affiliates were $52 million compared to $43 million for the corresponding period in 2010. The increase was primarily due to a 25.0% increase in KWH sales, partially offset by a 3.1% decrease in price.
For year-to-date 2011, the increase in wholesale revenues from affiliates when compared to the corresponding period in 2010 was not material.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Third Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Third Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel *	$12	2.4	$(120)	(8.2)
Purchased power – non-affiliates	(1)	(2.9)	(4)	(6.1)
Purchased power – affiliates	(8)	(14.0)	(9)	(5.6)

Total fuel and purchased power expenses	$3		$(133)

*	Fuel includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the third quarter 2011, the increase in total fuel and purchased power expenses when compared to the corresponding period in 2010 was not material.
For year-to-date 2011, total fuel and purchased power expenses were $1.55 billion compared to $1.68 billion for the corresponding period in 2010. The decrease was primarily due to a $78 million decrease related to lower KWHs generated as a result of relatively cooler weather primarily in the month of September compared to the third quarter 2010 and significantly colder weather in the first quarter 2010 and a $42 million decrease in the cost of fuel and the average cost of purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR. See FUTURE EARNINGS POTENTIAL – “Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Alabama Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change
	(cents per net KWH)			(cents per net KWH)
Fuel *	2.89	2.72	6.3	2.75	2.78	(1.1)
Purchased power	6.97	7.11	(2.0)	6.14	6.83	(10.1)

*	KWHs generated by hydro are excluded from the average cost of fuel.
In the third quarter 2011, the increase in fuel expense when compared to the corresponding period in 2010 was not material.
For year-to-date 2011, fuel expense was $1.34 billion compared to $1.46 billion for the corresponding period in 2010. The $120 million decrease was due to a 12.3% decrease in KWHs generated by coal and an 11.7% decrease in the average cost of KWHs generated by natural gas, which excludes fuel associated with tolling agreements. The decreases were partially offset by a 5.4% increase in the average cost of coal.
Non-Affiliates
The decreases for the third quarter and year-to-date 2011 in purchased power expense from non-affiliates, when compared to the corresponding periods in 2010, were not material.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Affiliates
In the third quarter 2011, purchased power expense from affiliates was $49 million compared to $57 million for the corresponding period in 2010. The decrease was related to a 14.8% decrease in the average cost per KWH.
For year-to-date 2011, purchased power expense from affiliates was $152 million compared to $161 million for the corresponding period in 2010. The decrease was related to a 25.5% decrease in the average cost per KWH, partially offset by a 12.1% increase in the amount of energy purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(70)	(18.5)	$(101)	(10.1)

In the third quarter 2011, other operations and maintenance expenses were $309 million compared to $379 million for the corresponding period in 2010. Distribution and transmission expenses decreased $57 million primarily due to an additional accrual of $40 million to the NDR in the third quarter 2010 and reductions in overhead line costs due to storm restoration efforts. See FUTURE EARNINGS POTENTIAL – “Alabama PSC Matters – Natural Disaster Reserve” herein for additional information. Administrative and general expenses decreased $5 million primarily related to decreases in injuries and damages expenses and affiliated service companies’ expenses. Nuclear production expenses decreased $5 million primarily due to a change to the nuclear maintenance outage accounting process associated with the routine refueling activities, as approved by the Alabama PSC in August 2010. As a result, no nuclear maintenance outage expenses will be recognized in 2011, reducing nuclear production expense by approximately $50 million as compared to 2010. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Nuclear Outage Accounting Order” of Alabama Power in Item 7 of the Form 10-K for additional information. In addition, the decrease in nuclear production expenses was partially offset by an increase in operations costs related to increases in labor.
For year-to-date 2011, other operations and maintenance expenses were $896 million compared to $997 million for the corresponding period in 2010. Distribution and transmission expenses decreased $69 million primarily due to an additional accrual of $40 million to the NDR in 2010 and reductions in overhead line costs due to storm restoration efforts. See FUTURE EARNINGS POTENTIAL – “Alabama PSC Matters – Natural Disaster Reserve” herein for additional information. Administrative and general expenses decreased $17 million primarily related to decreases in injuries and damages expenses and affiliated service companies’ expenses. Nuclear production expenses decreased $16 million primarily due to a change to the nuclear maintenance outage accounting process, as discussed above, partially offset by an increase in operations costs related to increases in labor.
Depreciation and Amortization

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$7	4.6	$25	5.5

In the third quarter 2011, depreciation and amortization was $160 million compared to $153 million for the corresponding period in 2010. The increase was due to additions of property, plant, and equipment related to environmental mandates (which are offset by revenues associated with Rate CNP Environmental), distribution, and transmission projects.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2011, depreciation and amortization was $476 million compared to $451 million for the corresponding period in 2010. The increase was due to additions of property, plant, and equipment primarily related to environmental mandates (which are offset by revenues associated with Rate CNP Environmental), distribution, and transmission projects.
Allowance for Equity Funds Used During Construction

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(22.2)	$(11)	(37.9)

In the third quarter 2011, the decrease in AFUDC equity when compared to the corresponding period in 2010 was not material.
For year-to-date 2011, AFUDC equity was $18 million compared to $29 million for the corresponding period in 2010. The decrease was primarily due to the completion of construction projects related to environmental mandates at Plants Barry, Gaston, and Miller.
Income Taxes

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$22	13.9	$8	2.0

In the third quarter 2011, income taxes were $180 million compared to $158 million for the corresponding period in 2010. The increase was primarily due to higher pre-tax earnings, an increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid, and prior year tax return actualization.
For year-to-date 2011, income taxes were $407 million compared to $399 million for the corresponding period in 2010. The increase was primarily due to an increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid, partially offset by lower pre-tax earnings.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Alabama Power has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Alabama Power in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Alabama Power estimates that the aggregate capital costs for compliance with these rules could range from $5 billion to $7 billion through 2020 if the rules are adopted as proposed. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Alabama Power’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
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
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Alabama Power in Item 7 and Note 3 of the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. On October 6, 2011, the U.S. Court of Appeals for the Second Circuit granted the plaintiffs’ motion to remand the case to the district court for voluntary dismissal. It is anticipated that the district court will issue an order dismissing the case; however, the ultimate outcome cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On August 31, 2011, at the request of the plaintiffs as a result of the U.S. Supreme Court’s decision in the New York case discussed above, the U.S. Court of Appeals for the Ninth Circuit lifted the stay that had been issued. The ultimate outcome of this matter cannot be determined at this time.
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
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule contains numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by December 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of Alabama Power’s facilities which could affect unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be affected if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the compliance period, and the limited compliance period could negatively affect electric system reliability. The outcome of this rulemaking will depend on the requirements in the final rule and the outcome of any legal challenges and cannot be determined at this time.
In October 2008, the EPA approved a revision to Alabama’s State Implementation Plan (SIP) requirements related to opacity which granted some flexibility to affected sources while requiring compliance with Alabama’s very strict opacity limits through use of continuous opacity monitoring system data. On April 6, 2011, the EPA attempted to rescind its previous approval of the Alabama SIP revision. On April 8, 2011, Alabama Power filed an appeal of that decision with the U.S. Court of Appeals for the Eleventh Circuit and requested the court to stay the effectiveness of the EPA’s attempted rescission pending judicial review. The EPA’s decision became effective May 6, 2011 and the court denied Alabama Power’s requested stay on May 12, 2011. Unless the court resolves Alabama Power’s appeal in its favor, the EPA’s rescission will continue to affect Alabama Power’s operations. The EPA’s rescission has affected unit availability

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and increased maintenance and compliance costs. The final outcome of this matter cannot be determined at this time.
On August 8, 2011, the EPA published the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. The State of Alabama is subject to the CSAPR’s summer ozone season nitrogen oxide allowance trading program and to the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for the State of Alabama. The rule could have significant effects on Alabama Power, including changes to the dispatch and operation of units and unit availability, depending on the cost and availability of emissions allowances. The final CSAPR has been challenged by numerous states, trade associations, and individual companies (including Alabama Power), and many of those parties have also asked the EPA to reconsider the rule. In addition, on October 14, 2011, the EPA published proposed technical revisions to the CSAPR, including adjustments to certain state emissions budgets and delaying implementation of key limitations on interstate trading from January 2012 to January 2014. The ultimate outcome will depend on the outcome of any legal and administrative proceedings and proposed revisions and cannot be determined at this time.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a proposed rule that establishes standards for reducing effects on fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse effects on fish and other aquatic life due to impingement (trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards and entrainment reduction requirements. The rule’s proposed impingement standards could require changes to cooling water intake structures at many of Alabama Power’s existing generating facilities, including those with cooling towers. In addition, new generating units constructed at existing plants would have to meet the national impingement standards and closed cycle cooling towers would have to be installed. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Alabama Power’s facilities may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Alabama PSC Matters
Environmental Accounting Order
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – General” of Alabama Power in Item 7 of the Form 10-K for additional information regarding environmental regulations. Proposed environmental regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions. On September 7, 2011, the Alabama PSC approved an order allowing for the establishment of a regulatory asset to record the unrecovered investment costs associated with any such decisions, including the unrecovered plant asset balance and the unrecovered costs associated with site removal and closure. These costs would be amortized over the affected unit’s remaining useful life, as established prior to the decision regarding early retirement.
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
In accordance with the order, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues from the elimination of the tax-related adjustment to replenish the NDR, which was impacted as a result of operations and maintenance expenses incurred in connection with the April 2011 storms in Alabama. Alabama Power expects that the additional revenue in 2012 will preclude the need for a rate adjustment under Rate Stabilization and Equalization (Rate RSE). Accordingly, Alabama Power agreed to a moratorium on any increase in 2012 under Rate RSE.
Natural Disaster Reserve
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Reserve” of Alabama Power in Item 7 and Note 3 to the financial statements under “Retail Regulatory Matters – Natural Disaster Reserve” in Item 8 of the Form 10-K for additional information.
During the first half of 2011, multiple storms caused varying degrees of damage to Alabama Power’s transmission and distribution facilities. The most significant storm occurred on April 27, 2011, causing over 400,000 of Alabama Power’s 1.4 million customers to be without electrical service. The estimated cost of repairing the damage to facilities and restoring electrical service to customers, as a result of these storms, is approximately $45 million for operations and maintenance expenses and approximately $163 million for capital-related expenditures. Alabama Power maintains a reserve for operations and maintenance expenses to cover the cost of damages from major storms to Alabama Power’s transmission and distribution facilities.
At September 30, 2011, the NDR had an accumulated balance of $75 million, which is included in the Condensed Balance Sheets herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in the Condensed Statements of Income herein.

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
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of September 30, 2011 totaled $39 million as compared to $4 million at December 31, 2010. These under recovered fuel costs at September 30, 2011 are included in deferred under recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheets herein. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered fuel costs.
Income Tax Matters
Legislation
On September 8, 2011, President Obama introduced the American Jobs Act (AJA). A major incentive in the AJA includes an extension of 100% bonus depreciation for property acquired and placed in service in 2012. Additional proposals are expected related to tax reform, which could include a reduction in the corporate income tax rate and a broadening of the tax base. The ultimate outcome of these matters cannot be determined at this time.
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Alabama Power through 2013. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. Based on recent discussions with the IRS, Alabama Power estimates the potential increased cash flow for 2011 to be between approximately $150 million and $200 million. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at September 30, 2011. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $1.56 billion for the first nine months of 2011, an increase of $403 million as compared to the first nine months of 2010. The increase in cash provided from operating activities was primarily due to accrued taxes and deferred income taxes related to benefits associated with bonus depreciation and other current liabilities. This increase was partially offset by decreases in accounts payable and net income. Net cash used for investing activities totaled $734 million for the first nine months of 2011 primarily due to gross property additions related to steam and nuclear generation equipment, nuclear fuel, transmission, and distribution expenditures. Net cash used for financing activities totaled $402 million for the first nine months of 2011 primarily due to issuances, redemptions, and a maturity of

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
senior notes and payment of common stock dividends. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2011 include increases in cash and cash equivalents and accumulated deferred income taxes of $422 million and $401 million, respectively, related to additional bonus depreciation, $219 million in property, plant, and equipment associated with routine property additions and nuclear fuel, and $191 million in retained earnings, partially offset by decreases of $131 million in prepaid expenses related to income taxes and $125 million in other regulatory liabilities, deferred.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. There are no requirements through September 30, 2012 to fund maturities of long-term debt.
As of September 30, 2011, the approved construction program of Alabama Power included a base level investment of $0.9 billion for 2011, $0.9 billion for 2012, and $1.1 billion for 2013. Included in Alabama Power’s approved construction program are estimated environmental expenditures to comply with existing statutes and regulations of $47 million, $26 million, and $53 million for 2011, 2012, and 2013, respectively. Alabama Power anticipates that additional expenditures may be required to comply with anticipated statutes and regulations. Such additional expenditures are estimated to be in amounts up to $48 million, $108 million, and $354 million for 2011, 2012, and 2013, respectively. If the EPA’s proposed Utility MACT rule is finalized as proposed, Alabama Power estimates that the potential incremental investments for new environmental regulations may exceed these estimates. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in generating plants, including unit retirements and replacements, to meet new regulatory requirements; changes in FERC rules and regulations; Alabama PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at September 30, 2011 cash and cash equivalents of approximately $576 million and unused committed credit arrangements with banks of approximately $1.3 billion. Of the unused credit arrangements, $60 million expire in 2011, $121 million expire in 2012, $35 million expire in 2013, $280 million expire in 2014, and $800 million expire in 2016. Of the credit arrangements expiring on or before September 30, 2012, $111 million contain provisions allowing for one-year term loans executable at expiration. Alabama Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Alabama

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Power’s commercial paper borrowings and $794 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Subsequent to September 30, 2011, Alabama Power replaced a $20 million credit arrangement expiring in 2011 with a $30 million credit arrangement which will expire in 2014. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. At September 30, 2011, Alabama Power had no commercial paper borrowings outstanding. During the third quarter 2011, Alabama Power had an average of $1 million of commercial paper outstanding at a weighted average interest rate of 0.10% per annum and the maximum amount outstanding was $25 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At September 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $311 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Alabama Power’s market risk exposure relative to interest rate changes for the third quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness remains at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As such, Alabama Power had no material change in market risk exposure for the third quarter 2011 when compared with the December 31, 2010 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2011 were as follows:

	Third Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(24)	$(38)
Contracts realized or settled	9	29
Current period changes(a)	(14)	(20)

Contracts outstanding at the end of the period, assets (liabilities), net	$(29)	$(29)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2011 was a decrease of $5 million and an increase of $9 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and prices of natural gas. At September 30, 2011, Alabama Power had a net hedge volume of 31 million mmBtu with a weighted average contract cost approximately $1.04 per mmBtu above market prices, compared to 31 million mmBtu at June 30, 2011 with a weighted average contract cost approximately $0.79 per mmBtu above market prices and compared to 34 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $1.14 per mmBtu above market prices.
Regulatory hedges relate to Alabama Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2011 and 2010 for energy-related derivative contracts that are not hedges were not material.
Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2011 were as follows:

		September 30, 2011
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(29)	(24)	(5)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(29)	$(24)	$(5)	$—

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
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Alabama Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
In February 2011, Alabama Power’s $200 million Series HH 5.10% Senior Notes due February 1, 2011 matured.
In March 2011, Alabama Power issued $250 million aggregate principal amount of Series 2011A 5.50% Senior Notes due March 15, 2041. The proceeds were used for general corporate purposes, including Alabama Power’s continuous construction program. Alabama Power settled $200 million of interest rate hedges related to its Series 2011A 5.50% Senior Note issuance at a gain of approximately $4 million. The gain will be amortized to interest expense, in earnings, over 10 years.

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
In August 2011, Alabama Power entered into forward-starting interest rate swaps to mitigate exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $300 million.
In September 2011, Alabama Power redeemed approximately $4 million of The Industrial Development Board of the Town of Wilsonville, Alabama Solid Waste Disposal Revenue Bonds (Alabama Power Company Plant Gaston), Series 2008.
Subsequent to September 30, 2011, Alabama Power announced the redemption that will occur on November 14, 2011 of approximately $100 million aggregate principal amount of its Series EE 5.75% Senior Notes due January 15, 2036.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,609	$2,418	$6,494	$6,036
Wholesale revenues, non-affiliates	90	109	270	307
Wholesale revenues, affiliates	4	17	31	43
Other revenues	85	84	247	226

Total operating revenues	2,788	2,628	7,042	6,612

Operating Expenses:
Fuel	838	928	2,299	2,443
Purchased power, non-affiliates	127	128	297	294
Purchased power, affiliates	193	143	513	437
Other operations and maintenance	453	435	1,294	1,224
Depreciation and amortization	180	182	531	426
Taxes other than income taxes	102	98	283	264

Total operating expenses	1,893	1,914	5,217	5,088

Operating Income	895	714	1,825	1,524
Other Income and (Expense):
Allowance for equity funds used during construction	26	34	73	105
Interest expense, net of amounts capitalized	(90)	(95)	(257)	(275)
Other income (expense), net	(4)	(5)	(10)	(12)

Total other income and (expense)	(68)	(66)	(194)	(182)

Earnings Before Income Taxes	827	648	1,631	1,342
Income taxes	303	224	583	433

Net Income	524	424	1,048	909
Dividends on Preferred and Preference Stock	4	4	13	13

Net Income After Dividends on Preferred and Preference Stock	$520	$420	$1,035	$896

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Income After Dividends on Preferred and Preference Stock	$520	$420	$1,035	$896
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $1, $1, and $5, respectively	1	2	2	8

Comprehensive Income	$521	$422	$1,037	$904

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2011	2010
	(in millions)
Operating Activities:
Net income	$1,048	$909
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	646	551
Deferred income taxes	422	225
Deferred revenues	—	(77)
Deferred expenses	(30)	(54)
Allowance for equity funds used during construction	(73)	(105)
Pension, postretirement, and other employee benefits	2	20
Stock based compensation expense	7	5
Other, net	(47)	(10)
Changes in certain current assets and liabilities —
-Receivables	(68)	(126)
-Fossil fuel stock	115	153
-Prepaid income taxes	81	2
-Other current assets	(2)	4
-Accounts payable	(46)	61
-Accrued taxes	(1)	66
-Accrued compensation	(18)	45
-Other current liabilities	43	38

Net cash provided from operating activities	2,079	1,707

Investing Activities:
Property additions	(1,363)	(1,628)
Nuclear decommissioning trust fund purchases	(1,645)	(570)
Nuclear decommissioning trust fund sales	1,641	546
Cost of removal, net of salvage	(21)	(46)
Change in construction payables, net of joint owner portion	108	27
Other investing activities	(9)	5

Net cash used for investing activities	(1,289)	(1,666)

Financing Activities:
Decrease in notes payable, net	(575)	(321)
Proceeds —
Capital contributions from parent company	199	681
Pollution control revenue bonds issuances	604	—
Senior notes issuances	550	1,950
Other long-term debt issuances	250	—
Redemptions —
Pollution control revenue bonds	(286)	—
Senior notes	(277)	(1,112)
Other long-term debt	(509)	(3)
Payment of preferred and preference stock dividends	(13)	(13)
Payment of common stock dividends	(672)	(615)
Other financing activities	(3)	(32)

Net cash provided from (used for) financing activities	(732)	535

Net Change in Cash and Cash Equivalents	58	576
Cash and Cash Equivalents at Beginning of Period	8	14

Cash and Cash Equivalents at End of Period	$66	$590

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $27 and $39 capitalized for 2011 and 2010, respectively)	$240	$231
Income taxes (net of refunds)	(2)	107
Noncash transactions — accrued property additions at end of period	375	261
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2011	2010
	(in millions)
Current Assets:
Cash and cash equivalents	$66	$8
Receivables —
Customer accounts receivable	764	580
Unbilled revenues	235	172
Under recovered regulatory clause revenues	189	184
Joint owner accounts receivable	52	60
Other accounts and notes receivable	58	67
Affiliated companies	28	21
Accumulated provision for uncollectible accounts	(17)	(11)
Fossil fuel stock, at average cost	509	624
Materials and supplies, at average cost	379	371
Vacation pay	77	78
Prepaid income taxes	1	99
Other regulatory assets, current	94	105
Other current assets	144	80

Total current assets	2,579	2,438

Property, Plant, and Equipment:
In service	26,918	26,397
Less accumulated provision for depreciation	10,198	9,966

Plant in service, net of depreciation	16,720	16,431
Other utility plant, net	57	—
Nuclear fuel, at amortized cost	427	386
Construction work in progress	3,774	3,287

Total property, plant, and equipment	20,978	20,104

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	63	70
Nuclear decommissioning trusts, at fair value	657	818
Miscellaneous property and investments	39	42

Total other property and investments	759	930

Deferred Charges and Other Assets:
Deferred charges related to income taxes	747	723
Prepaid pension costs	122	91
Deferred under recovered regulatory clause revenues	25	214
Other regulatory assets, deferred	1,282	1,207
Other deferred charges and assets	213	207

Total deferred charges and other assets	2,389	2,442

Total Assets	$26,705	$25,914

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in millions)
Current Liabilities:
Securities due within one year	$254	$415
Notes payable	1	576
Accounts payable —
Affiliated	328	243
Other	580	574
Customer deposits	206	198
Accrued taxes —
Accrued income taxes	105	1
Unrecognized tax benefits	9	187
Other accrued taxes	252	328
Accrued interest	117	94
Accrued vacation pay	56	58
Accrued compensation	100	109
Liabilities from risk management activities	53	77
Other cost of removal obligations, current	31	31
Nuclear decommissioning trust securities lending collateral	37	144
Other current liabilities	162	134

Total current liabilities	2,291	3,169

Long-term Debt	8,422	7,931

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,256	3,718
Deferred credits related to income taxes	124	129
Accumulated deferred investment tax credits	222	229
Employee benefit obligations	716	684
Asset retirement obligations	729	705
Other cost of removal obligations	123	131
Other deferred credits and liabilities	237	211

Total deferred credits and other liabilities	6,407	5,807

Total Liabilities	17,120	16,907

Preferred Stock	45	45

Preference Stock	221	221

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398	398
Paid-in capital	5,504	5,291
Retained earnings	3,426	3,063
Accumulated other comprehensive loss	(9)	(11)

Total common stockholder’s equity	9,319	8,741

Total Liabilities and Stockholder’s Equity	$26,705	$25,914

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2011 vs. THIRD QUARTER 2010
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
On May 24, 2011, the Georgia PSC approved Georgia Power’s request to decrease fuel rates by 0.61%. The decrease reduced Georgia Power’s annual billings by approximately $43 million effective June 1, 2011. However, this has no impact on earnings as fuel cost recovery revenues generally equal fuel expenses.
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$100	23.8	$139	15.5

Georgia Power’s net income after dividends on preferred and preference stock for the third quarter 2011 was $520 million compared to $420 million for the corresponding period in 2010. Georgia Power’s year-to-date 2011 net income after dividends on preferred and preference stock was $1.04 billion compared to $896 million for the corresponding period in 2010. The increases were primarily due to increases in retail base revenues as authorized under the 2010 ARP and the NCCR tariff, which both became effective January 1, 2011, partially offset by relatively cooler weather primarily in the month of September compared to the third quarter 2010, higher non-fuel operating expenses, and higher income taxes. The year-to-date increase was also due to a reduction in interest expense arising from the settlement of tax litigation with the Georgia Department of Revenue (DOR), partially offset by a decrease in the amortization of the regulatory liability related to other cost of removal obligations.
Retail Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$191	7.9	$458	7.6

In the third quarter 2011, retail revenues were $2.61 billion compared to $2.42 billion for the corresponding period in 2010. For year-to-date 2011, retail revenues were $6.49 billion compared to $6.04 billion for the corresponding period in 2010.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2011		2011
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$2,418		$6,036
Estimated change in —
Rates and pricing	225	9.3	546	9.0
Sales growth (decline)	(11)	(0.4)	(7)	(0.1)
Weather	(26)	(1.1)	(55)	(0.9)
Fuel cost recovery	3	0.1	(26)	(0.4)

Retail – current year	$2,609	7.9%	$6,494	7.6%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010 due to increases in retail base revenues as authorized under the 2010 ARP and the NCCR tariff, which both became effective January 1, 2011.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010. Weather-adjusted residential KWH sales decreased 1.3%, weather-adjusted commercial KWH sales increased 0.1%, and weather-adjusted industrial KWH sales were flat in the third quarter 2011 when compared to the corresponding period in 2010. Weather-adjusted residential and commercial KWH sales each decreased 0.3% and weather-adjusted industrial KWH sales increased 1.8% year-to-date 2011 when compared to the corresponding period in 2010. Increased demand in the primary metals sector was the main contributor to the increase in weather-adjusted industrial KWH sales for year-to-date 2011.
Revenues resulting from changes in weather decreased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010 due to relatively cooler weather primarily in the month of September compared to the third quarter 2010 and significantly colder weather in the first quarter 2010.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased $3 million in the third quarter 2011 when compared to the corresponding period in 2010 due to higher KWHs purchased, partially offset by lower KWHs generated. Retail fuel cost recovery revenues decreased $26 million for year-to-date 2011 when compared to the corresponding period in 2010 due to the lower cost of purchased power per KWH purchased and lower KWHs generated. See Note (B) to the Condensed Financial Statements under “Retail Regulatory Matters – Fuel Cost Recovery” herein for additional information.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(19)	(17.4)	$(37)	(12.1)

Wholesale revenues from non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Georgia Power and Southern Company system-owned generation, demand for energy within the Southern Company system service territory, and the availability of Southern Company system generation.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the third quarter 2011, wholesale revenues from non-affiliates were $90 million compared to $109 million for the corresponding period in 2010, reflecting a $24 million decrease in energy revenues, partially offset by a $5 million increase in capacity revenues. The decrease in the third quarter 2011 was primarily due to a 31.7% decrease in KWH sales from lower demand as a result of less favorable weather in the third quarter 2011 and current economic conditions.
For year-to-date 2011, wholesale revenues from non-affiliates were $270 million compared to $307 million for the corresponding period in 2010. The decrease was primarily due to a $38 million decrease in energy revenues, slightly offset by an increase in capacity revenues. The decrease in year-to-date 2011 was primarily due to a 19.8% decrease in KWH sales from lower demand resulting from more favorable weather in the first quarter 2010, lower market costs of available energy compared to Georgia Power-owned generation, and the expiration of a long-term unit power sales contract in May 2010.
Wholesale Revenues — Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(76.5)	$(12)	(27.9)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2011, wholesale revenues from affiliates were $4 million compared to $17 million for the corresponding period in 2010. For year-to-date 2011, wholesale revenues from affiliates were $31 million compared to $43 million for the corresponding period in 2010. These decreases were due to an 80.8% decrease and a 26.2% decrease in KWH sales due to lower demand in the third quarter and year-to-date 2011, respectively, primarily because the market cost of available energy was lower than the cost of Georgia Power-owned generation.
Other Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1	1.2	$21	9.3

In the third quarter 2011, other revenues were $85 million compared to $84 million for the corresponding period in 2010. The increase when compared to the corresponding period in 2010 was not material. For year-to-date 2011, other revenues were $247 million compared to $226 million for the corresponding period in 2010. The increase was primarily due to a $21 million increase in transmission revenues as a result of new contracts that replaced the transmission component of a unit power sales contract that expired in May 2010 and increased usage of Georgia Power’s transmission system by non-affiliate companies.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Third Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Third Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel*	$(90)	(9.7)	$(144)	(5.9)
Purchased power — non-affiliates	(1)	(0.8)	3	1.0
Purchased power — affiliates	50	35.0	76	17.4

Total fuel and purchased power expenses	$(41)		$(65)

*	Fuel includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the third quarter 2011, total fuel and purchased power expenses were $1.16 billion compared to $1.20 billion for the corresponding period in 2010. The decrease was primarily due to a 5.6% decrease in total KWHs generated and purchased to meet demand, partially offset by a 0.4% increase in the average cost of fuel and purchased power.
For year-to-date 2011, total fuel and purchased power expenses were $3.11 billion compared to $3.17 billion for the corresponding period in 2010. The decrease was primarily due to a 3.6% decrease in total KWHs generated and purchased primarily due to lower customer demand as a result of significantly colder weather in the first quarter 2010 and a 0.7% decrease in the average cost of fuel and purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “Georgia PSC Matters — Fuel Cost Recovery” herein for additional information.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.99	3.97	0.5	3.90	3.84	1.6
Purchased power	5.51	5.50	0.2	5.61	5.90	(4.9)

In the third quarter 2011, fuel expense was $838 million compared to $928 million for the corresponding period in 2010. This decrease was due to a 12.2% decrease in KWHs generated, partially offset by a 0.5% increase in the average cost of fuel per KWH generated. The decrease in KWHs generated and the increase in cost are primarily due to lower customer demand and increased global demand for coal as well as an increase in the price of nuclear fuel.
For year-to-date 2011, fuel expense was $2.30 billion compared to $2.44 billion for the corresponding period in 2010. The decrease was primarily due to a 9.8% decrease in KWHs generated, partially offset by a 1.6% increase in the average cost of fuel per KWH generated. The decrease in KWHs generated and the increase in cost are primarily the result of higher prices as described above.
Affiliates
In the third quarter 2011, purchased power expense from affiliates was $193 million compared to $143 million for the corresponding period in 2010. The increase was due to a 17.1% increase in the volume of KWHs purchased, as system resources dispatched at lower cost than Georgia Power units and a 7.4% increase in the average cost per KWH purchased, reflecting a higher level of purchases during peaking hours in 2011.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2011, purchased power expense from affiliates was $513 million compared to $437 million in the corresponding period in 2010. The increase was due to a 23.8% increase in the volume of KWHs purchased, primarily as the result of a new PPA that began in June 2010, partially offset by a 5.5% decrease in the average cost per KWH purchased, reflecting lower gas prices.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$18	4.1	$70	5.7

In the third quarter 2011, other operations and maintenance expenses were $453 million compared to $435 million for the corresponding period in 2010. The increase was primarily due to a $5 million increase in distribution maintenance expense, a $6 million increase in customer assistance expense related to new demand side management programs in 2011, and a $2 million increase in uncollectible account expense as a result of higher revenues and the current economic conditions.
For year-to-date 2011, other operations and maintenance expenses were $1.29 billion compared to $1.22 billion for the corresponding period in 2010. The increase was primarily due to a $23 million increase in scheduled outages and maintenance for generating units, a $10 million increase in overhead line maintenance, an $8 million increase in customer assistance expense related to new demand side management programs in 2011, and a $6 million increase in uncollectible account expense as a result of higher revenues and the current economic conditions.
Depreciation and Amortization

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(1.1)	$105	24.6

In the third quarter 2011, depreciation and amortization was $180 million compared to $182 million for the corresponding period in 2010. The decrease when compared to the corresponding period in 2010 was not material.
For year-to-date 2011, depreciation and amortization was $531 million compared to $426 million for the corresponding period in 2010. The increase was primarily due to a $94 million decrease in the amortization of the regulatory liability related to other cost of removal obligations as authorized by the Georgia PSC. See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K for additional information on the other cost of removal regulatory liability.
Taxes Other Than Income Taxes

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$4	4.1	$19	7.2

In the third quarter 2011, taxes other than income taxes were $102 million compared to $98 million for the corresponding period in 2010. The increase when compared to the corresponding period in 2010 was not material.
For year-to-date 2011, taxes other than income taxes were $283 million compared to $264 million for the corresponding period in 2010. The increase was due to a $10 million increase in property taxes and an $8 million increase in franchise fees related to higher operating revenues.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(23.5)	$(32)	(30.5)

In the third quarter 2011, AFUDC equity was $26 million compared to $34 million for the corresponding period in 2010. For year-to-date 2011, AFUDC equity was $73 million compared to $105 million for the corresponding period in 2010. The decreases were primarily due to the inclusion of Plant Vogtle Units 3 and 4 construction work in progress in rate base effective January 1, 2011, which reduced the amount of AFUDC capitalized. See Note 3 to the financial statements of Georgia Power under “Construction – Nuclear” in Item 8 of the Form 10-K, Note (B) to the Condensed Financial Statements herein under “State PSC Matters – Georgia Power – Nuclear Construction,” and FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(5.3)	$(18)	(6.5)

In the third quarter 2011, interest expense, net of amounts capitalized was $90 million compared to $95 million for the corresponding period in 2010. The decrease in third quarter 2011 compared to the corresponding period in 2010 was primarily due to lower interest expense on variable rate pollution control bonds. For year-to-date 2011, interest expense, net of amounts capitalized was $257 million compared to $275 million for the corresponding period in 2010. The decrease was primarily due to a reduction of $23 million in interest expense related to the settlement of tax litigation with the Georgia DOR, partially offset by a reduction in interest capitalized due to the inclusion of Plant Vogtle Units 3 and 4 construction work in progress in rate base effective January 1, 2011, as described above. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters” herein, Notes 3 and 5 to the financial statements of Georgia Power under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, in Item 8 of the Form 10-K, and Note (G) herein for additional information.
Income Taxes

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$79	35.3	$150	34.6

In the third quarter 2011, income taxes were $303 million compared to $224 million for the corresponding period in 2010. The increase in income taxes was primarily due to higher pre-tax earnings and a decrease in non-taxable AFUDC equity, as described previously.
For year-to-date 2011, income taxes were $583 million compared to $433 million for the corresponding period in 2010. The increase in income taxes was primarily due to higher pre-tax earnings, the recognition in the first quarter 2010 of certain state income tax credits, and a decrease in non-taxable AFUDC equity.

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
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Georgia Power has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Georgia Power in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Georgia Power estimates that the aggregate capital costs for compliance with these rules could range from $5 billion to $7 billion through 2020 if the rules are adopted as proposed. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Georgia Power’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Georgia Power in Item 7 and Note 3 of the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. On October 6, 2011, the U.S. Court of Appeals for the Second Circuit granted the plaintiffs’ motion to remand the case to the district court for voluntary dismissal. It is anticipated that the district court will issue an order dismissing the case; however, the ultimate outcome cannot be determined at this time.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On August 31, 2011, at the request of the plaintiffs as a result of the U.S. Supreme Court’s decision in the New York case discussed above, the U.S. Court of Appeals for the Ninth Circuit lifted the stay that had been issued. The ultimate outcome of this matter cannot be determined at this time.
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
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule contains numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by December 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of Georgia Power’s facilities which could affect unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be affected if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the compliance period, and the limited compliance period could negatively affect electric system reliability. The outcome of this rulemaking will depend on the requirements in the final rule and the outcome of any legal challenges and cannot be determined at this time.
In April 2010, the EPA proposed an Industrial Boiler MACT rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers and start-up boilers. The EPA published the final rule on March 21, 2011 and, at the same time, issued a notice of intent to reconsider the final rule to allow for additional public review and comment. The EPA has announced plans to finalize the rule by April 30, 2012. The effect of the regulatory proceedings will depend on the final form of the revised regulations and the outcome of any legal challenges and cannot be determined at this time. On October 18, 2011, the Georgia PSC approved Georgia Power’s request to further delay the decision to convert Plant Mitchell Unit 3 from coal to biomass for two to four years, until there is greater clarity regarding the Industrial Boiler MACT rule and other proposed and recently adopted regulations. Georgia Power will file semi-annual construction monitoring reports on March 1 and August 15 throughout the delay period.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On June 23, 2011, the EPA published its determination that the 20-county area within metropolitan Atlanta has air quality which attains the 1997 eight-hour ozone air quality standard. In March 2008, the EPA adopted a more stringent eight-hour ozone air quality standard, which it began to implement in September 2011. The 2008 standard is expected to result in designation of new nonattainment areas within Georgia Power’s service territory and could result in additional required reductions in nitrogen oxide emissions. The ultimate outcome of this matter cannot be determined at this time.
On August 8, 2011, the EPA published the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. The State of Georgia is subject to the CSAPR’s summer ozone season nitrogen oxide allowance trading program and to the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for the State of Georgia. Georgia Power may need to purchase allowances to demonstrate compliance with the CSAPR. The rule could have significant effects on Georgia Power, including changes to the dispatch and operation of units and unit availability, depending on the cost and availability of emissions allowances. The final CSAPR has been challenged by numerous states, trade associations, and individual companies (including Georgia Power), and many of those parties have also asked the EPA to reconsider the rule. In addition, on October 14, 2011, the EPA published proposed technical revisions to the CSAPR, including adjustments to certain state emissions budgets and delaying implementation of key limitations on interstate trading from January 2012 to January 2014. The ultimate outcome will depend on the outcome of any legal and administrative proceedings and proposed revisions and cannot be determined at this time.
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
See “Georgia PSC Matters – 2011 Integrated Resource Plan Update” herein for additional information.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a proposed rule that establishes standards for reducing effects on fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse effects on fish and other aquatic life due to impingement (trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards and entrainment reduction requirements. The rule’s proposed impingement standards could require changes to cooling water intake structures at

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
many of Georgia Power’s existing generating facilities, including those with cooling towers. In addition, new generating units constructed at existing plants would have to meet the national impingement standards and closed cycle cooling towers would have to be installed. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Georgia Power’s facilities may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
Georgia PSC Matters
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information. As of September 30, 2011, Georgia Power had a total under recovered fuel cost balance of approximately $214 million compared to $398 million at December 31, 2010.
On May 24, 2011, the Georgia PSC approved Georgia Power’s request to decrease fuel rates by 0.61%. The decrease reduced Georgia Power’s annual billings by approximately $43 million effective June 1, 2011. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.
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
On August 4, 2011, Georgia Power filed an update to its IRP (2011 IRP Update). The filing included Georgia Power’s application to decertify Plant Branch Units 1 and 2 as of December 31, 2013 and October 1, 2013, the compliance dates for the respective units under the Georgia Multi-Pollutant Rule. However, as a result of the considerable uncertainty regarding pending state and federal environmental regulations, Georgia Power is continuing to defer decisions to add controls, switch fuel, or retire its remaining fossil generating units where environmental controls have not yet been installed, representing approximately 2,600 MWs of capacity. Georgia Power expects to update its economic analysis of these units once the Utility MACT rule is finalized. Georgia Power currently expects that certain units, representing approximately 600 MWs of capacity, are more likely than others to switch fuel or be controlled in time to comply with the Utility MACT rule. However, even if the updated economic analysis shows more positive benefits associated with adding controls or switching fuel for more units, it is unlikely that all of the required controls could be completed by 2015, the expected effective date of the Utility MACT rule. As a result, Georgia Power currently cannot rely on the availability of approximately 2,000 MWs of capacity in 2015. As such, the 2011 IRP Update also includes Georgia Power’s application requesting that the Georgia PSC certify the purchase of a total of 1,562 MWs of capacity beginning in 2015, from four PPAs selected through the 2015 request for proposal process.

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
Storm Damage Recovery
During April 2011, severe storms in Georgia caused significant damage to Georgia Power’s distribution and transmission facilities. Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of September 30, 2011, the balance in the regulatory asset related to storm damage was $45 million. As a result of this regulatory treatment, the costs related to the storms are not expected to have a material impact on Georgia Power’s financial statements. See Note 1 to the financial statements of Georgia Power under “Storm Damage Reserve” in Item 8 of the Form 10-K for additional information.
Income Tax Matters
Legislation
On September 8, 2011, President Obama introduced the American Jobs Act (AJA). A major incentive in the AJA includes an extension of 100% bonus depreciation for property acquired and placed in service in 2012. Additional proposals are expected related to tax reform, which could include a reduction in the corporate income tax rate and a broadening of the tax base. The ultimate outcome of these matters cannot be determined at this time.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Georgia Power through 2013. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. Based on recent discussions with the IRS, Georgia Power estimates the potential increased cash flow for 2011 to be between approximately $275 million and $350 million. The ultimate outcome of this matter cannot be determined at this time.
Construction
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” of Georgia Power in Item 7 of the Form 10-K for information regarding the construction of Plant Vogtle Units 3 and 4, which are expected to attain commercial operation in 2016 and 2017, respectively.
In December 2010, Westinghouse submitted a revision to the supporting documents for the AP1000 Design Certification Amendment (DCA) to the NRC. On January 24, 2011, the Advisory Committee on Reactor Safeguards endorsed the issuance of the Construction and Operating Licenses (COLs) for Plant Vogtle Units 3 and 4. In addition, on March 25, 2011, the NRC submitted to the EPA the final environmental impact statement for Plant Vogtle Units 3 and 4. On September 27 and 28, 2011, the NRC held the mandatory hearing for the COLs and Georgia Power’s request for a second limited work authorization. On October 18, 2011, the Atomic Safety and Licensing Board (ASLB) denied the remaining motions seeking to re-open the Plant Vogtle Units 3 and 4 licensing proceeding; however, on October 27, 2011, the petitioners requested reconsideration of this decision and, on November 2, 2011, further appealed to the NRC to admit their contentions, should they again be denied by the ASLB. The remaining steps in the regulatory process are to address the status of these petitions and to obtain the NRC approvals of the DCA and the COLs, which Georgia Power expects in late 2011. Issuance of the COLs by the NRC staff generally would be expected to occur within 10 days after the NRC’s decision. However, due to certain administrative procedural requirements, it is possible that the effective date of the DCA and issuance of the COLs could occur in early 2012. In this case, the NRC could approve Georgia Power’s request for a second limited work authorization, which would allow Georgia Power to perform additional construction activities related to the nuclear island in late 2011.
In connection with its certification of Plant Vogtle Units 3 and 4, the Georgia PSC ordered Georgia Power and the Georgia PSC Public Interest Advocacy Staff to work together to develop a risk sharing or incentive mechanism that would provide some level of protection to ratepayers in the event of significant cost overruns, but also not penalize Georgia Power’s earnings if and when overruns are due to mandates from governing agencies. In May 2011, the Georgia PSC initiated a separate proceeding to address the issue. On August 2, 2011, the Georgia PSC voted to approve a settlement agreement between Georgia Power and the Georgia PSC Public Interest Advocacy Staff whereby the proposed risk sharing mechanisms were withdrawn. On August 16, 2011, the Georgia PSC voted to approve Georgia Power’s fourth semi-annual construction monitoring report including total costs of $1.3 billion for Plant Vogtle Units 3 and 4 incurred through December 31, 2010. Georgia Power will continue to file construction monitoring reports by February 28 and August 31 of each year during the construction period.
In December 2010, the Georgia PSC approved the NCCR tariff, which became effective January 1, 2011. The NCCR tariff was established to recover financing costs for nuclear construction projects by including the related construction work in progress accounts in rate base during the construction period in accordance with the Georgia Nuclear Energy Financing Act. With respect to Plant Vogtle Units 3 and 4, this legislation allows Georgia Power to recover projected

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
financing costs of approximately $1.7 billion during the construction period beginning in 2011, which reduces the projected in-service cost to approximately $4.4 billion. Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs capitalized in 2009 and 2010 over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At September 30, 2011, approximately $78 million of these 2009 and 2010 costs were included in construction work in progress.
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
Other Construction
Georgia Power is currently constructing Plant McDonough Units 4, 5, and 6 which are expected to be placed into service in January 2012, May 2012, and January 2013, respectively. The Georgia PSC has approved Georgia Power’s quarterly construction monitoring reports, including actual project expenditures incurred, through December 31, 2010. Georgia Power filed its second quarter 2011 construction monitoring report on August 26, 2011, including actual project expenditures incurred through June 30, 2011 as well as a request to approve a 4.6% increase in the current certified

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
amount. The Georgia PSC is scheduled to issue its decision on February 16, 2012. Georgia Power will continue to file quarterly construction monitoring reports throughout the construction period. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at September 30, 2011. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $2.08 billion for the first nine months of 2011, compared to $1.71 billion for the corresponding period in 2010. The $372 million increase in cash provided from operating activities is primarily due to higher retail operating revenues and increased deferred income taxes in 2011. Net cash used for investing activities totaled $1.29 billion primarily due to gross property additions to utility plant in the first nine months of 2011. Net cash used for financing activities totaled $732 million for the first nine months of 2011, compared to $535 million net cash provided from financing activities for the corresponding period in 2010. The $1.27 billion decrease is primarily due to higher capital contributions from Southern Company and an increased amount of debt issued in 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant balance sheet changes for the first nine months of 2011 include an increase of $874 million in total property, plant, and equipment, an increase of $538 million in accumulated deferred income taxes related to bonus depreciation and repairs accounting, an increase of $491 million in long-term debt primarily to replace short-term debt, and an increase in paid in capital of $213 million reflecting equity contributions from Southern Company. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Bonus Depreciation” herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $254 million will be required through September 30, 2012 to fund maturities of long-term debt.
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
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at September 30, 2011 approximately $66 million of cash and cash equivalents and approximately $1.74 billion of unused committed credit arrangements with banks. As of September 30, 2011, of the unused credit arrangements, $250 million expire in 2014 and $1.50 billion expire in 2016. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration. At September 30, 2011, the credit arrangements were dedicated to providing liquidity support to Georgia Power’s commercial paper program and approximately $868 million of purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At September 30, 2011, Georgia Power had no commercial paper borrowings outstanding. During the third quarter 2011, Georgia Power had an average of $110 million of commercial paper outstanding with a weighted average interest rate of 0.2% per annum and the maximum amount outstanding was $364 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and construction of new generation. At September 30, 2011, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $68 million. At September 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.5 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Georgia Power’s ability to access capital markets, particularly the short-term debt market.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Georgia Power’s market risk exposure relative to interest rate changes for the third quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. Georgia Power continues to manage a natural gas hedging program implemented per the guidelines of the Georgia PSC. As such, Georgia Power had no material change in market risk exposure for the third quarter 2011 relative to fuel and electricity prices when compared with the December 31, 2010 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2011 were as follows:

	Third Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(67)	$(100)
Contracts realized or settled	26	72
Current period changes(a)	(25)	(38)

Contracts outstanding at the end of the period, assets (liabilities), net	$(66)	$(66)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2011 was an increase of $1 million and an increase of $34 million, respectively, all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and prices of natural gas. At September 30, 2011, Georgia Power had a net hedge volume of 66 million mmBtu with a weighted average contract cost approximately $1.24 per mmBtu above market prices, compared to 65 million mmBtu at June 30, 2011 with a weighted average contract cost approximately $1.18 per mmBtu above market prices and compared to 59 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $1.74 per mmBtu above market prices.
Regulatory hedges relate to Georgia Power’s natural gas hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2011 and 2010 for energy-related derivative contracts that are not hedges were not material.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2011 were as follows:

		September 30, 2011
		Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
		(in millions)
Level 1	$—	$—	$—	$—
Level 2	(66)	(53)	(13)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(66)	$(53)	$(13)	$—

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
In April 2011, Georgia Power purchased and held $113.5 million of pollution control revenue bonds. In June 2011, the bonds were remarketed to investors.
In July 2011, Georgia Power redeemed $67 million of the Development Authority of Appling County Pollution Control Revenue Bonds (Georgia Power Company Plant Hatch Project), First Series 2006.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In July 2011, approximately $8 million of Georgia Power’s Development Authority of Cobb County Pollution Control Revenue Bonds (Georgia Power Company Plant McDonough Project), First Series 1991 matured.
In September 2011, Georgia Power redeemed (i) $140.7 million aggregate principal amount of Series M 5.40% Senior Insured Notes due March 1, 2033, (ii) $35 million aggregate principal amount of Savannah Electric Series F 5.50% Senior Notes due December 12, 2028, (iii) approximately $14.1 million aggregate principal amount of Development Authority of Coweta County Pollution Control Revenue Bonds (Georgia Power Company Plant Yates Project), Second Series 2001, and (iv) $200 million aggregate principal amount of Series G 5-7/8% Junior Subordinated Notes due January 15, 2044 and the related Trust Preferred Securities of Georgia Power Capital Trust VII (as well as approximately $6.2 million of such Series G Junior Subordinated Notes related to Georgia Power’s ownership of the common securities of Georgia Power Capital Trust VII).
In September 2011, Georgia Power remarketed $173 million aggregate principal amount of the Development Authority of Bartow County Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009 and $114.3 million aggregate principal amount of the Development Authority of Burke County Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2009 to investors.
In September 2011, the Development Authority of Appling County issued $67 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Hatch Project), First Series 2011 for the benefit of Georgia Power.
Subsequent to September 30, 2011, Georgia Power announced the redemption that will occur on November 21, 2011 of $53 million aggregate principal amount of the Development Authority of Burke County Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Third Series 1999.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$362,109	$396,671	$957,409	$1,021,530
Wholesale revenues, non-affiliates	33,921	31,211	103,814	86,041
Wholesale revenues, affiliates	52,833	37,995	79,825	88,386
Other revenues	19,167	17,578	50,855	47,381

Total operating revenues	468,030	483,455	1,191,903	1,243,338

Operating Expenses:
Fuel	220,305	237,003	530,773	585,167
Purchased power, non-affiliates	20,046	12,771	37,938	34,615
Purchased power, affiliates	9,941	20,282	39,108	51,725
Other operations and maintenance	74,144	67,178	227,236	202,202
Depreciation and amortization	32,673	34,032	96,733	90,651
Taxes other than income taxes	29,467	29,293	79,230	78,586

Total operating expenses	386,576	400,559	1,011,018	1,042,946

Operating Income	81,454	82,896	180,885	200,392
Other Income and (Expense):
Allowance for equity funds used during construction	2,434	1,424	7,091	4,504
Interest income	22	31	56	87
Interest expense, net of amounts capitalized	(15,156)	(13,764)	(43,208)	(38,286)
Other income (expense), net	(451)	(471)	(1,461)	(1,355)

Total other income and (expense)	(13,151)	(12,780)	(37,522)	(35,050)

Earnings Before Income Taxes	68,303	70,116	143,363	165,342
Income taxes	25,535	25,658	52,451	60,166

Net Income	42,768	44,458	90,912	105,176
Dividends on Preference Stock	1,551	1,551	4,652	4,652

Net Income After Dividends on Preference Stock	$41,217	$42,907	$86,260	$100,524

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$41,217	$42,907	$86,260	$100,524
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $-, and $(542), respectively	—	—	—	(863)
Reclassification adjustment for amounts included in net income, net of tax of $90, $90, $270, and $286, respectively	143	143	430	455

Total other comprehensive income (loss)	143	143	430	(408)

Comprehensive Income	$41,360	$43,050	$86,690	$100,116

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$90,912	$105,176
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	101,335	95,491
Deferred income taxes	56,869	55,355
Allowance for equity funds used during construction	(7,091)	(4,504)
Pension, postretirement, and other employee benefits	(179)	2,883
Stock based compensation expense	1,055	959
Other, net	(5,787)	2,570
Changes in certain current assets and liabilities —
-Receivables	(13,605)	(67,814)
-Prepayments	7,745	2,667
-Fossil fuel stock	36,802	29,483
-Materials and supplies	(6,382)	(1,363)
-Prepaid income taxes	36,081	(9,558)
-Property damage cost recovery	—	34
-Other current assets	(571)	—
-Accounts payable	(65)	12,003
-Accrued taxes	22,186	18,166
-Accrued compensation	(4,290)	2,695
-Other current liabilities	10,284	10,776

Net cash provided from operating activities	325,299	255,019

Investing Activities:
Property additions	(228,696)	(203,911)
Distribution of restricted cash from pollution control revenue bonds	—	6,347
Cost of removal, net of salvage	(9,137)	(750)
Change in construction payables	636	(17,792)
Payments pursuant to long-term service agreements	(6,173)	(4,211)
Other investing activities	303	(295)

Net cash used for investing activities	(243,067)	(220,612)

Financing Activities:
Decrease in notes payable, net	(56,607)	(88,733)
Proceeds —
Common stock issued to parent	50,000	50,000
Capital contributions from parent company	1,569	3,571
Pollution control revenue bonds	—	21,000
Senior notes	125,000	300,000
Redemptions —
Senior notes	(553)	(140,413)
Other long-term debt	(110,000)	—
Payment of preference stock dividends	(4,652)	(4,652)
Payment of common stock dividends	(82,500)	(78,225)
Other financing activities	(3,593)	(3,280)

Net cash provided from (used for) financing activities	(81,336)	59,268

Net Change in Cash and Cash Equivalents	896	93,675
Cash and Cash Equivalents at Beginning of Period	16,434	8,677

Cash and Cash Equivalents at End of Period	$17,330	$102,352

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2,826 and $1,795 capitalized for 2011 and 2010, respectively)	$36,427	$28,394
Income taxes (net of refunds)	(46,319)	13,862
Noncash transactions — accrued property additions at end of period	15,820	28,670
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2011	2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$17,330	$16,434
Receivables —
Customer accounts receivable	91,252	74,377
Unbilled revenues	58,813	64,697
Under recovered regulatory clause revenues	9,840	19,690
Other accounts and notes receivable	14,829	9,867
Affiliated companies	15,429	7,859
Accumulated provision for uncollectible accounts	(1,863)	(2,014)
Fossil fuel stock, at average cost	128,283	167,155
Materials and supplies, at average cost	51,111	44,729
Other regulatory assets, current	22,491	20,278
Prepaid expenses	22,342	58,412
Other current assets	1,838	3,585

Total current assets	431,695	485,069

Property, Plant, and Equipment:
In service	3,813,901	3,634,255
Less accumulated provision for depreciation	1,108,710	1,069,006

Plant in service, net of depreciation	2,705,191	2,565,249
Construction work in progress	231,156	209,808

Total property, plant, and equipment	2,936,347	2,775,057

Other Property and Investments	16,343	16,352

Deferred Charges and Other Assets:
Deferred charges related to income taxes	52,219	46,357
Prepaid pension costs	9,414	7,291
Other regulatory assets, deferred	259,136	219,877
Other deferred charges and assets	35,318	34,936

Total deferred charges and other assets	356,087	308,461

Total Assets	$3,740,472	$3,584,939

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$110,000
Notes payable	36,577	93,183
Accounts payable —
Affiliated	62,464	46,342
Other	53,842	68,840
Customer deposits	35,859	35,600
Accrued taxes —
Accrued income taxes	8,587	3,835
Other accrued taxes	25,014	7,944
Accrued interest	18,175	13,393
Accrued compensation	10,169	14,459
Other regulatory liabilities, current	33,080	27,060
Liabilities from risk management activities	10,205	9,415
Other current liabilities	21,015	19,766

Total current liabilities	314,987	449,837

Long-term Debt	1,235,344	1,114,398

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	454,530	382,876
Accumulated deferred investment tax credits	7,097	8,109
Employee benefit obligations	76,695	76,654
Other cost of removal obligations	213,113	204,408
Other regulatory liabilities, deferred	43,399	42,915
Other deferred credits and liabilities	164,752	132,708

Total deferred credits and other liabilities	959,586	847,670

Total Liabilities	2,509,917	2,411,905

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - September 30, 2011: 4,142,717 shares
- December 31, 2010: 3,642,717 shares	353,060	303,060
Paid-in capital	541,706	538,375
Retained earnings	240,088	236,328
Accumulated other comprehensive loss	(2,297)	(2,727)

Total common stockholder’s equity	1,132,557	1,075,036

Total Liabilities and Stockholder’s Equity	$3,740,472	$3,584,939

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2011 vs. THIRD QUARTER 2010
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
On August 23, 2011, the Florida PSC approved Gulf Power’s request for an interim retail rate increase of $38.5 million per year, to be operative beginning with billings based on meter readings on and after September 22, 2011 and continuing through the effective date of the Florida PSC’s decision on Gulf Power’s petition for the permanent increase. The interim rates are subject to refund pending the outcome of the permanent retail base rate proceeding.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(1.7)	(3.9)	$(14.2)	(14.2)

Gulf Power’s net income after dividends on preference stock for the third quarter 2011 was $41.2 million compared to $42.9 million for the corresponding period in 2010. The decrease was primarily due to an increase in other operations and maintenance expenses for the third quarter 2011, partially offset by higher wholesale capacity revenues from non-affiliates.
Gulf Power’s net income after dividends on preference stock for year-to-date 2011 was $86.3 million compared to $100.5 million for the corresponding period in 2010. The decrease was primarily due to an increase in other operations and maintenance expenses for year-to-date 2011, relatively cooler weather in the third quarter 2011 primarily in the month of September compared to the third quarter 2010, and significantly colder weather in the first quarter 2010. These decreases were partially offset by an increase in AFUDC equity, which is non-taxable.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(34.6)	(8.7)	$(64.1)	(6.3)

In the third quarter 2011, retail revenues were $362.1 million compared to $396.7 million for the corresponding period in 2010. For year-to-date 2011, retail revenues were $957.4 million compared to $1.02 billion for the corresponding period in 2010.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2011		2011
	(in millions)	(% change)	(in millions)	(% change)

Retail - prior year	$396.7		$1,021.5
Estimated change in -
Rates and pricing	(0.1)	(0.0)	(4.0)	(0.4)
Sales growth (decline)	2.4	0.6	5.7	0.6
Weather	(3.1)	(0.8)	(11.0)	(1.1)
Fuel and other cost recovery	(33.8)	(8.5)	(54.8)	(5.4)

Retail - current year	$362.1	(8.7)%	$957.4	(6.3)%

Revenues associated with changes in rates and pricing was relatively flat in the third quarter 2011 due to lower recoverable costs under Gulf Power’s environmental cost recovery clause due to lower coal generation in the third quarter 2011, partially offset by an increase related to interim retail rate revenues. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Retail Base Rate Case” herein for additional information.
Revenues associated with changes in rates and pricing decreased year-to-date 2011 when compared to the corresponding period in 2010 primarily due to lower recoverable costs under Gulf Power’s environmental cost recovery clause due to lower coal generation, partially offset by an increase related to interim retail rate revenues.
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
Revenues attributable to changes in sales increased in the third quarter 2011 when compared to the corresponding period in 2010. Weather-adjusted KWH energy sales to residential and commercial customers decreased 0.3% and 2.2%, respectively, due to lower use per customer. KWH energy sales to industrial customers increased 9.8% primarily due to the addition of a new large customer and a billing adjustment recorded in July 2011.
Revenues attributable to changes in sales increased for year-to-date 2011 when compared to the corresponding period in 2010. Weather-adjusted KWH energy sales to residential customers increased 1.1% due to an increase in customers and higher use per customer. The change in weather-adjusted KWH energy sales to commercial customers was relatively flat. KWH energy sales to industrial customers increased 8.8% primarily due to the addition of a new large customer and changes in customer production levels.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues attributable to changes in weather decreased in the third quarter 2011 when compared to the corresponding period for 2010 due to relatively cooler weather in the third quarter 2011 primarily in the month of September compared to the third quarter 2010.
Revenues attributable to changes in weather decreased year-to-date 2011 when compared to the corresponding period for 2010 due to relatively cooler weather in the third quarter 2011 primarily in the month of September compared to the third quarter 2010, and significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010 primarily due to lower recoverable fuel and purchased power expenses. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, and purchased power capacity costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$2.7	8.7	$17.8	20.7

Wholesale revenues from non-affiliates are predominantly unit power sales under long-term contracts to other Florida and Georgia utilities. Revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Wholesale revenues from non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Gulf Power and Southern Company system-owned generation, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
In the third quarter 2011, wholesale revenues from non-affiliates were $33.9 million compared to $31.2 million for the corresponding period in 2010. The increase was primarily due to higher energy revenues related to a 7.2% increase in KWH energy sales and a 12.9% increase in price related to higher capacity rates in the third quarter 2011.
For year-to-date 2011, wholesale revenues from non-affiliates were $103.8 million compared to $86.0 million for the corresponding period in 2010. The increase was primarily due to higher energy revenues related to a 9.2% increase in KWH energy sales and a 30.2% increase in price related to higher capacity rates as a result of contracts effective in June 2010.
Wholesale Revenues – Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$14.8	39.1	$(8.6)	(9.7)

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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the third quarter 2011, wholesale revenues from affiliates were $52.8 million compared to $38.0 million for the corresponding period in 2010. The increase was primarily due to higher energy revenues related to a 63.9% increase in KWH energy sales as a result of increased utilization of Gulf Power generation to serve Southern Company system territorial demand. The increase was partially offset by a 15.1% decrease in price related to lower Gulf Power energy rates in the third quarter 2011.
For year-to-date 2011, wholesale revenues from affiliates were $79.8 million compared to $88.4 million for the corresponding period in 2010. The decrease was primarily due to decreased energy revenues related to a 6.7% decrease in KWH sales as a result of less Gulf Power generation being utilized to serve Southern Company system territorial demand and a 2.9% decrease in price related to lower Gulf Power energy rates for year-to-date 2011.
Other Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1.6	9.0	$3.5	7.3

In the third quarter 2011, other revenues were $19.2 million compared to $17.6 million for the corresponding period in 2010. For year-to-date 2011, other revenues were $50.9 million compared to $47.4 million for the corresponding period in 2010. The increases were primarily due to increases in revenues from other energy services.
Fuel and Purchased Power Expenses

	Third Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Third Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)

Fuel*	$(16.7)	(7.0)	$(54.4)	(9.3)
Purchased power – non-affiliates	7.3	57.0	3.3	9.6
Purchased power – affiliates	(10.3)	(51.0)	(12.6)	(24.4)

Total fuel and purchased power expenses	$(19.7)		$(63.7)

*	Fuel includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider and is included in purchased power when determining the average cost of purchased power.
In the third quarter 2011, total fuel and purchased power expenses were $250.3 million compared to $270.0 million for the corresponding period in 2010. The net decrease in fuel and purchased power expenses was due to a $55.7 million decrease in the average cost of purchased power and a $10.6 million decrease in the average cost of fuel, partially offset by a $46.6 million net increase related to total KWHs generated and purchased.
For year-to-date 2011, total fuel and purchased power expenses were $607.8 million compared to $671.5 million for the corresponding period in 2010. The net decrease in fuel and purchased power expenses was due to a $35.6 million decrease in the average cost of purchased power, a $26.1 million decrease in the average cost of fuel, and a $2.0 million net decrease related to total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “Florida PSC Matters – Fuel Cost Recovery” herein for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Gulf Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change
	(cents per net KWH)			(cents per net KWH)

Fuel	4.79	5.09	(5.9)	4.77	5.04	(5.4)
Purchased power	4.70	7.93	(40.7)	4.86	5.99	(18.9)

In the third quarter 2011, fuel expense was $220.3 million compared to $237.0 million for the corresponding period in 2010. The decrease was primarily due to a 24.0% decrease in KWHs generated from Gulf Power’s coal-fired resources and a 7.5% decrease in the average cost of natural gas per KWH generated.
For year-to-date 2011, fuel expense was $530.8 million compared to $585.2 million for the corresponding period in 2010. The decrease was primarily due to a 21.0% decrease in KWHs generated from Gulf Power’s coal-fired resources and a 15.3% decrease in the average cost of natural gas per KWH generated.
Non-Affiliates
In the third quarter 2011, purchased power expense from non-affiliates was $20.0 million compared to $12.7 million for the corresponding period in 2010. The increase was primarily due to a 168.8% increase in the volume of KWHs purchased, partially offset by a 27.4% decrease in the average cost per KWH purchased.
For year-to-date 2011, purchased power expense from non-affiliates was $37.9 million compared to $34.6 million for the corresponding period in 2010. The increase was primarily due to a 36.4% increase in the volume of KWHs purchased, partially offset by a 12.8% decrease in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and the availability of Southern Company system generation.
Affiliates
In the third quarter 2011, purchased power expense from affiliates was $10.0 million compared to $20.3 million for the corresponding period in 2010. The decrease was primarily due to a 61.6% decrease in the volume of KWHs purchased, partially offset by a 26.7% increase in the average cost per KWH purchased.
For year-to-date 2011, purchased power expense from affiliates was $39.1 million compared to $51.7 million for the corresponding period in 2010. The decrease was primarily due to a 25.0% decrease in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$6.9	10.4	$25.0	12.4

In the third quarter 2011, other operations and maintenance expenses were $74.1 million compared to $67.2 million for the corresponding period in 2010. The increase was primarily due to increases in expenses for labor, routine and planned outage maintenance at generation facilities, energy service projects, and marketing programs. The increased expenses from energy service projects did not have a material impact on earnings since they were offset by associated revenues.
For year-to-date 2011, other operations and maintenance expenses were $227.2 million compared to $202.2 million for the corresponding period in 2010. The increase was primarily due to increases in expenses for routine and planned outage maintenance at generation facilities, labor, and energy service projects. The increased expenses from energy service projects did not have a material impact on earnings since they were offset by associated revenues.
Depreciation and Amortization

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(1.3)	(4.0)	$6.1	6.7

In the third quarter 2011, depreciation and amortization was $32.7 million compared to $34.0 million for the corresponding period in 2010. The decrease was primarily due to new depreciation rates implemented in August 2010, partially offset by net additions to transmission and distribution facilities.
For year-to-date 2011, depreciation and amortization was $96.7 million compared to $90.6 million for the corresponding period in 2010. The increase was primarily due to the addition of environmental control projects and other net additions to transmission and distribution facilities.
Allowance for Equity Funds Used During Construction

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1.0	70.9	$2.6	57.4

In the third quarter 2011, AFUDC equity was $2.4 million compared to $1.4 million for the corresponding period in 2010. For year-to-date 2011, AFUDC equity was $7.1 million compared to $4.5 million for the corresponding period in 2010. The increases were primarily due to construction of environmental control projects at generating facilities.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$1.4	10.1	$4.9	12.9

In the third quarter 2011, interest expense, net of amounts capitalized was $15.2 million compared to $13.8 million for the corresponding period in 2010. For year-to-date 2011, interest expense, net of amounts capitalized was $43.2 million compared to $38.3 million for the corresponding period in 2010. The increases were primarily due to increased long-term debt levels resulting from the issuance of additional senior notes.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010

(change in millions)	(% change)	(change in millions)	(% change)
$(0.2)	(0.5)	$(7.6)	(12.8)

In the third quarter 2011, income taxes were $25.5 million compared to $25.7 million for the corresponding period in 2010. For year-to-date 2011, income taxes were $52.5 million compared to $60.1 million for the corresponding period in 2010. The decreases were primarily due to lower pre-tax earnings.
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
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Gulf Power has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Gulf Power in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Gulf Power estimates the aggregate capital costs for compliance with these rules to be $1.9 billion through 2020 if the rules are adopted as proposed. Included in this amount is $373 million of estimated expenditures included in Gulf Power’s 2011-2013 base level capital budget described herein in anticipation of these rules. See FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” herein for additional information. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Gulf Power’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – New York Case” of Gulf Power in Item 7 and Note 3 of the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. On October 6, 2011, the U.S. Court of Appeals for the Second Circuit granted the plaintiffs’ motion to remand the case to the district court for voluntary dismissal. It is anticipated that the district court will issue an order dismissing the case; however, the ultimate outcome cannot be determined at this time.
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Carbon Dioxide Litigation – Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On August 31, 2011, at the request of the plaintiffs as a result of the U.S. Supreme Court’s decision in the New York case discussed above, the U.S. Court of Appeals for the Ninth Circuit lifted the stay that had been issued. The ultimate outcome of this matter cannot be determined at this time.
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
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule contains numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by December 16, 2011. Compliance for existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of Gulf Power’s facilities which could affect unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be affected if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the compliance period, and the limited compliance period could negatively affect electric system reliability. The outcome of this rulemaking will depend on the requirements in the final rule and the outcome of any legal challenges and cannot be determined at this time.
On August 8, 2011, the EPA published the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. The States of Alabama, Florida, Georgia, and Mississippi are subject to the CSAPR’s summer ozone season nitrogen oxide allowance trading program. The States of Alabama and Georgia are subject to the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for the States of Alabama, Florida, Georgia, and Mississippi. The rule could have significant effects on Gulf Power, including changes to the dispatch and operation of units and unit availability, depending on the cost and availability of emissions allowances. The final CSAPR has been challenged by numerous states, trade associations, and individual companies (including Gulf Power), and many of those parties have also asked the EPA to reconsider the rule. In addition, on October 14, 2011, the EPA published proposed technical revisions to the CSAPR, including adjustments to certain state emissions budgets and delaying implementation of key limitations on interstate trading from January 2012 to January 2014. The ultimate outcome will depend on the outcome of any legal and administrative proceedings and proposed revisions and cannot be determined at this time.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a proposed rule that establishes standards for reducing effects on fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse effects on fish and other aquatic life due to impingement (trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards and entrainment reduction requirements. The rule’s proposed impingement standards could require changes to cooling water intake structures at many of Gulf Power’s existing generating facilities, including those with cooling towers. In addition, new generating units constructed at existing plants would have to meet the national impingement standards and closed cycle cooling towers would have to be installed. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Gulf Power’s facilities may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

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
On August 23, 2011, the Florida PSC approved Gulf Power’s request for an interim retail rate increase of $38.5 million per year, effective beginning with billings based on meter readings on and after September 22, 2011 and continuing through the effective date of the Florida PSC’s decision on Gulf Power’s petition for the permanent increase. The interim rates are subject to refund pending the outcome of the permanent retail base rate proceeding.
The ultimate outcome of this matter cannot be determined at this time.
General
On November 1, 2011, the Florida PSC approved Gulf Power’s annual rate clause requests for its fuel, purchased power capacity, conservation, and environmental compliance cost recovery factors for 2012. The net effect of the approved changes is a 1.1% rate decrease for residential customers using 1,000 KWHs per month. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – General,” respectively, in Item 8 of the Form 10-K for additional information.
Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. If the projected fuel cost over or under recovery balance at year-end exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate an adjustment to the fuel cost recovery factor is being requested.
In previous years, Gulf Power has experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and volatile price swings in natural gas. Under recovered fuel costs at September 30, 2011 totaled $7.5 million, compared to $17.4 million at December 31, 2010. This amount is included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor will have no significant effect on Gulf Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.
Purchased Power Capacity Recovery
Gulf Power has established purchased power capacity recovery cost rates as approved by the Florida PSC. If the projected purchased power capacity cost over or under recovery balance at year-end exceeds 10% of the projected purchased power capacity revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate an adjustment to the purchased power capacity cost recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on August 19, 2011, but no adjustment to the 2011 factor was requested.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Over recovered purchased power capacity costs at September 30, 2011 totaled $3.5 million compared to $4.4 million at December 31, 2010. This amount is included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein. Purchased power capacity cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor will have no significant effect on Gulf Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Purchased Power Capacity Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Purchased Power Capacity Recovery,” respectively, in Item 8 of the Form 10-K for additional information.
Environmental Cost Recovery
In July 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $625 million and is scheduled for completion in early 2015. Hearings on the certificate request were held by the Mississippi PSC on January 25, 2011. On May 5, 2011, the Mississippi PSC approved up to $19.5 million (with respect to Mississippi Power’s ownership portion) in additional spending for 2011 for the scrubber project. A decision on a final order is not anticipated prior to issuance of the final Utility MACT rule in December 2011. The ultimate outcome of this matter cannot be determined at this time.
Over recovered environmental costs at September 30, 2011 totaled $16.9 million compared to $10.4 million at December 31, 2010. This amount is included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Cost Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Matters
Legislation
On September 8, 2011, President Obama introduced the American Jobs Act (AJA). A major incentive in the AJA includes an extension of 100% bonus depreciation for property acquired and placed in service in 2012. Additional proposals are expected related to tax reform, which could include a reduction in the corporate income tax rate and a broadening of the tax base. The ultimate outcome of these matters cannot be determined at this time.
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Gulf Power through 2013. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. Based on recent discussions with the IRS, Gulf Power estimates the potential increased cash flow for 2011 to be between approximately $40 million and $50 million. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at September 30, 2011. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $325.3 million for the first nine months of 2011 compared to $255.0 million for the corresponding period in 2010. The $70.3 million increase was primarily due to a $41.6 million increase from prepaid income taxes primarily related to bonus depreciation and a $27.9 million increase related to payments from customer receivables. Net cash used for investing activities totaled $243.1 million in the first nine months of 2011 compared to $220.6 million for the corresponding period in 2010. The $22.4 million increase in cash used was primarily due to gross property additions. Net cash used for financing activities totaled $81.3 million for the first nine months of 2011 compared to $59.3 million provided from financing activities for the corresponding period in 2010. The $140.6 million change was primarily due to a $175.0 million decrease in issuances of pollution control revenue bonds and a $110.0 million increase in redemptions of other long-term debt in 2011, partially offset by $139.9 million fewer redemptions of senior notes in 2010. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2011 include a net increase of $161.3 million in property, plant, and equipment, primarily related to environmental control projects; the issuance of $125.0 million in senior notes; an increase of $71.7 million in accumulated deferred income taxes related to property; the issuance of common stock to Southern Company for $50 million; a decrease of $110.0 million in securities due within one year; and a decrease of $36.1 million in prepaid expenses, primarily related to prepaid income taxes.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, maturities of long-term debt, as well as the related interest, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. There are no requirements through September 30, 2012 to fund maturities of long-term debt.

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
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at September 30, 2011 cash and cash equivalents of approximately $17.3 million and unused committed credit arrangements with banks of $240 million. During the third quarter, Gulf Power reviewed its lines of credit program and made changes resulting in a net decrease of $40 million. The changes also included the renewal of two lines of credit totaling $60 million for an extended term of three years. Of the unused credit arrangements, $20 million expire in 2011, $55 million expire in 2012, and $165 million expire in 2014. Of the credit arrangements expiring on or before September 30, 2012, $55 million contain provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration. During the third quarter 2011, Gulf Power repaid a $30 million draw on a line of credit. These credit arrangements provide liquidity support to Gulf Power’s commercial paper borrowings and $69 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At September 30, 2011, Gulf Power had $33 million of commercial paper borrowings outstanding with a weighted average interest rate of 0.2% per annum. During the third quarter 2011, Gulf Power had an average of $58 million of short-term borrowings outstanding with a weighted average interest rate of 0.4% per annum and the maximum amount outstanding was $99 million. Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At September 30, 2011, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $125 million. At September 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $538 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Gulf Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Gulf Power’s market risk exposure relative to interest rate changes for the third quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. Gulf Power continues to manage a financial hedging program for fuel purchased to operate its electric generating fleet implemented per the guidelines of the Florida PSC. As such, Gulf Power had no material change in market risk exposure for the third quarter 2011 when compared with the December 31, 2010 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2011 were as follows:

	Third Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(9)	$(11)
Contracts realized or settled	3	8
Current period changes(a)	(11)	(14)

Contracts outstanding at the end of the period, assets (liabilities), net	$(17)	$(17)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2011 was a decrease of $8 million and a decrease of $6 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and prices of natural gas. At September 30, 2011, Gulf Power had a net hedge volume of 26.1 million mmBtu with a weighted average contract cost approximately $0.67 per mmBtu above market prices, compared to 22.9 million mmBtu at June 30, 2011 with a weighted average contract cost approximately $0.42 per mmBtu above market prices and compared to 19.6 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $0.67 per mmBtu above market prices.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Regulatory hedges relate to Gulf Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2011 and 2010 for energy-related derivative contracts that are not hedges were not material.
Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2011 were as follows:

	September 30, 2011
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(17)	(10)	(6)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(17)	$(10)	$(6)	$(1)

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

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$233,298	$230,977	$620,777	$620,658
Wholesale revenues, non-affiliates	78,147	78,409	215,811	223,499
Wholesale revenues, affiliates	9,804	13,025	25,407	31,636
Other revenues	4,517	4,672	13,088	11,749

Total operating revenues	325,766	327,083	875,083	887,542

Operating Expenses:
Fuel	157,961	154,607	402,689	388,979
Purchased power, non-affiliates	2,314	2,547	4,660	7,666
Purchased power, affiliates	8,504	10,902	36,721	60,113
Other operations and maintenance	65,851	65,953	200,730	205,055
Depreciation and amortization	19,668	20,106	59,876	57,567
Taxes other than income taxes	18,297	17,935	53,029	53,568

Total operating expenses	272,595	272,050	757,705	772,948

Operating Income	53,171	55,033	117,378	114,594
Other Income and (Expense):
Allowance for equity funds used during construction	7,291	1,490	15,413	2,018
Interest income	167	49	910	122
Interest expense, net of amounts capitalized	(3,856)	(4,886)	(15,401)	(17,011)
Other income (expense), net	257	1,099	(759)	3,272

Total other income and (expense)	3,859	(2,248)	163	(11,599)

Earnings Before Income Taxes	57,030	52,785	117,541	102,995
Income taxes	18,578	18,759	38,323	37,631

Net Income	38,452	34,026	79,218	65,364
Dividends on Preferred Stock	433	433	1,299	1,299

Net Income After Dividends on Preferred Stock	$38,019	$33,593	$77,919	$64,065

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$38,019	$33,593	$77,919	$64,065
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(5,630), $4, $(5,624), and $8, respectively	(9,090)	7	(9,079)	13

Comprehensive Income	$28,929	$33,600	$68,840	$64,078

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$79,218	$65,364
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	64,329	60,959
Deferred income taxes	35,225	(4,557)
Investment tax credits received	51,761	14,352
Allowance for equity funds used during construction	(15,413)	(2,018)
Pension, postretirement, and other employee benefits	3,327	6,657
Generation construction screening costs	—	(50,554)
Stock based compensation expense	1,302	1,053
Other, net	(7,642)	(720)
Changes in certain current assets and liabilities —
-Receivables	(5,295)	(21,003)
-Fossil fuel stock	2,345	10,163
-Materials and supplies	(1,442)	(222)
-Prepaid income taxes	(18,762)	—
-Other current assets	2,295	(2,503)
-Accounts payable	21,711	25,819
-Accrued taxes	(3,751)	7,630
-Accrued compensation	(4,514)	427
-Over recovered regulatory clause revenues	(17,754)	14,939
-Other current liabilities	(296)	(442)

Net cash provided from operating activities	186,644	125,344

Investing Activities:
Property additions	(605,710)	(125,980)
Cost of removal, net of salvage	(6,931)	(7,613)
Construction payables	70,909	6,903
Capital grant proceeds	139,921	—
Distribution of restricted cash	50,000	—
Other investing activities	(3,399)	(6,693)

Net cash used for investing activities	(355,210)	(133,383)

Financing Activities:
Proceeds —
Capital contributions from parent company	199,782	3,920
Other long-term debt issuances	115,000	125,000
Redemptions —
Capital leases	(1,067)	(988)
Other long-term debt	(130,000)	—
Payment of preferred stock dividends	(1,299)	(1,299)
Payment of common stock dividends	(56,625)	(51,450)
Other financing activities	(377)	(614)

Net cash provided from financing activities	125,414	74,569

Net Change in Cash and Cash Equivalents	(43,152)	66,530
Cash and Cash Equivalents at Beginning of Period	160,779	65,025

Cash and Cash Equivalents at End of Period	$117,627	$131,555

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5,136 and $1,482 capitalized for 2011 and 2010, respectively)	$13,956	$16,726
Income taxes (net of refunds)	(33,276)	11,345
Noncash transactions — accrued property additions at end of period	109,732	10,592
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2011	2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$117,627	$160,779
Restricted cash and cash equivalents	—	50,000
Receivables —
Customer accounts receivable	45,269	37,532
Unbilled revenues	28,753	31,010
Other accounts and notes receivable	7,765	11,220
Affiliated companies	22,282	17,837
Accumulated provision for uncollectible accounts	(709)	(638)
Fossil fuel stock, at average cost	109,895	112,240
Materials and supplies, at average cost	30,114	28,671
Other regulatory assets, current	59,143	63,896
Prepaid income taxes	71,749	59,596
Other current assets	28,602	19,057

Total current assets	520,490	591,200

Property, Plant, and Equipment:
In service	2,445,523	2,392,477
Less accumulated provision for depreciation	988,073	971,559

Plant in service, net of depreciation	1,457,450	1,420,918
Construction work in progress	676,762	274,585

Total property, plant, and equipment	2,134,212	1,695,503

Other Property and Investments	6,231	5,900

Deferred Charges and Other Assets:
Deferred charges related to income taxes	28,988	18,065
Other regulatory assets, deferred	128,049	132,420
Other deferred charges and assets	22,086	33,233

Total deferred charges and other assets	179,123	183,718

Total Assets	$2,840,056	$2,476,321

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in thousands)
Current Liabilities:
Securities due within one year	$241,002	$256,437
Accounts payable —
Affiliated	54,353	51,887
Other	148,391	59,295
Customer deposits	13,445	12,543
Accrued taxes —
Accrued income taxes	9,636	4,356
Other accrued taxes	42,964	51,709
Accrued interest	5,502	5,933
Accrued compensation	11,563	16,076
Other regulatory liabilities, current	5,523	6,177
Over recovered regulatory clause liabilities	59,292	77,046
Liabilities from risk management activities	43,179	27,525
Other current liabilities	18,651	20,115

Total current liabilities	653,501	589,099

Long-term Debt	461,531	462,032

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	316,675	281,967
Deferred credits related to income taxes	11,660	11,792
Accumulated deferred investment tax credits	84,449	33,678
Employee benefit obligations	115,282	113,964
Other cost of removal obligations	121,972	111,614
Other regulatory liabilities, deferred	60,574	58,814
Other deferred credits and liabilities	30,162	43,213

Total deferred credits and other liabilities	740,774	655,042

Total Liabilities	1,855,806	1,706,173

Redeemable Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	594,677	392,790
Retained earnings	328,179	306,885
Accumulated other comprehensive income (loss)	(9,077)	2

Total common stockholder’s equity	951,470	737,368

Total Liabilities and Stockholder’s Equity	$2,840,056	$2,476,321

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2011 vs. THIRD QUARTER 2010
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$4.4	13.2	$13.8	21.6

Mississippi Power’s net income after dividends on preferred stock for the third quarter 2011 was $38.0 million compared to $33.6 million for the corresponding period in 2010. The increase in net income after dividends on preferred stock for the third quarter 2011 was primarily due to an increase in AFUDC equity and an increase in wholesale energy revenues, partially offset by a decrease in retail base revenues.
Mississippi Power’s net income after dividends on preferred stock for year-to-date 2011 was $77.9 million compared to $64.1 million for the corresponding period in 2010. The increase in net income after dividends on preferred stock for year-to-date 2011 was primarily due to an increase in AFUDC equity, a decrease in other operations and maintenance expenses, and an increase in wholesale energy revenues, partially offset by a decrease in retail base revenues and a decrease in other income (expense), net.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$2.3	1.0	$0.1	N/M

N/M — Not meaningful
In the third quarter 2011, retail revenues were $233.3 million compared to $231.0 million for the corresponding period in 2010. For year-to-date 2011, retail revenues were $620.8 million compared to $620.7 million for the corresponding period in 2010.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2011		2011

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$231.0		$620.7
Estimated change in –
Rates and pricing	(0.2)	(0.1)	1.3	0.2
Sales growth (decline)	(1.4)	(0.6)	2.9	0.5
Weather	(2.4)	(1.1)	(6.4)	(1.0)
Fuel and other cost recovery	6.3	2.7	2.3	0.4

Retail – current year	$233.3	0.9%	$620.8	0.1%

Revenues associated with changes in rates and pricing in the third quarter 2011 when compared to the corresponding period in 2010 were not material.
Revenues associated with changes in rates and pricing increased year-to-date 2011 when compared to the corresponding period in 2010 due to an increase of $1.3 million related to the ECO Plan rate.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Compliance Overview Plan” of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “Mississippi PSC Matters – Retail Regulatory Matters – Environmental Compliance Overview Plan” herein for additional information.
Revenues attributable to changes in sales decreased in the third quarter 2011 when compared to the corresponding period in 2010, primarily resulting from fewer retail customers and lower sales. Weather-adjusted KWH energy sales to the residential and commercial customers decreased 1.6% and 3.3%, respectively, when compared to the corresponding period in 2010 primarily due to a decrease in residential customers and continuing weak economic conditions. KWH energy sales to industrial customers increased 3.7% due to the continued recovery of some large industrial customers.
Revenues attributable to changes in sales increased for year-to-date 2011 when compared to the corresponding period in 2010 primarily due to an increase in sales to commercial and industrial customers. Weather-adjusted KWH energy sales to residential customers decreased 0.1% when compared to the corresponding period in 2010. Weather-adjusted KWH energy sales to commercial customers increased 2.5% when compared to the corresponding period in 2010. The increase in commercial sales was primarily due to lower commercial demand in early 2010. KWH energy sales to industrial customers increased 4.3% due to increased production for some of the larger customers.
Revenues attributable to changes in weather decreased in the third quarter 2011 when compared to the corresponding period for 2010 primarily due to relatively cooler weather primarily in the month of September compared to the third quarter 2010.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues attributable to changes in weather decreased year-to-date 2011 when compared to the corresponding period for 2010 primarily due to significantly colder weather in the first quarter 2010.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2011 when compared to the corresponding periods in 2010 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power’s service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(0.3)	(0.3)	$(7.7)	(3.4)

Wholesale revenues from non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power and Southern Company system-owned generation, demand for energy within the Southern Company system service territory, and the availability of Southern Company system generation. Increases and decreases in revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income.
In the third quarter 2011, wholesale revenues from non-affiliates were $78.1 million compared to $78.4 million for the corresponding period in 2010. The decrease was primarily due to a $2.6 million decrease in sales and a $0.4 million decrease in capacity revenues, partially offset by a $2.7 million increase associated with higher prices resulting from the higher marginal cost of fuel.
For year-to-date 2011, wholesale revenues from non-affiliates were $215.8 million compared to $223.5 million for the corresponding period in 2010. The decrease was primarily due to a $6.8 million decrease in sales, a $0.6 million decrease associated with lower prices resulting from the lower marginal cost of fuel, and a $0.3 million decrease in capacity revenues.
Wholesale Revenues – Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(3.2)	(24.7)	$(6.2)	(19.7)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2011, wholesale revenues from affiliates were $9.8 million compared to $13.0 million for the corresponding period in 2010. The decrease was primarily due to a $2.9 million decrease in energy revenues, of which $2.1 million was associated with decreased sales and $0.8 million was associated with lower prices. Capacity revenues decreased $0.3 million.
For year-to-date 2011, wholesale revenues from affiliates were $25.4 million compared to $31.6 million for the corresponding period in 2010. The decrease was primarily due to a $3.7 million decrease in energy revenues, of which $2.8 million was associated with lower prices and $0.9 million was associated with decreased sales. Capacity revenues decreased $2.5 million.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Revenues

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(0.2)	(3.3)	$1.4	11.4

In the third quarter 2011, other revenues were $4.5 million compared to $4.7 million for the corresponding period in 2010. The decrease was primarily due to a $0.5 million gain on the sale of equipment which occurred in 2010, partially offset by a $0.4 million increase in transmission revenues.
For year-to-date 2011, other revenues were $13.1 million compared to $11.7 million for the corresponding period in 2010. The increase was primarily due to a $1.4 million increase in transmission revenues.
Fuel and Purchased Power Expenses

	Third Quarter 2011		Year-to-Date 2011
	vs.		vs.
	Third Quarter 2010		Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$3.4	2.2	$13.7	3.5
Purchased power — non-affiliates	(0.2)	(9.1)	(3.0)	(39.2)
Purchased power — affiliates	(2.4)	(22.0)	(23.4)	(38.9)

Total fuel and purchased power expenses	$0.8		$(12.7)

In the third quarter 2011, total fuel and purchased power expenses were $168.8 million compared to $168.0 million for the corresponding period in 2010. The increase was primarily due to a $5.1 million increase in the cost of fuel and purchased power, partially offset by a $4.3 million decrease in total KWHs generated and purchased.
For year-to-date 2011, total fuel and purchased power expenses were $444.1 million compared to $456.8 million for the corresponding period in 2010. The decrease was primarily due to an $11.6 million decrease in the cost of fuel and purchased power and a $1.1 million decrease related to total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “Mississippi PSC Matters — Retail Regulatory Matters” herein for additional information.
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2011	2010	Change	2011	2010	Change

	(cents per net KWH)			(cents per net KWH)
Fuel	4.22	4.08	3.4	4.11	4.21	(2.4)
Purchased power	4.05	4.04	0.2	3.60	3.72	(3.2)

In the third quarter 2011, fuel expense was $158.0 million compared to $154.6 million for the corresponding period in 2010. The increase was primarily due to a 3.4% increase in the average cost of fuel generated per KWH primarily resulting from higher coal prices in the third quarter 2011 compared to the corresponding period in 2010, partially offset by a 1.1% decrease in generation from Mississippi Power facilities resulting from lower energy demand.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2011, fuel expense was $402.6 million compared to $388.9 million for the corresponding period in 2010. The increase was primarily due to a 6.1% increase in generation from Mississippi Power facilities resulting from higher energy demand, partially offset by a 2.4% decrease in the average cost of fuel generated per KWH resulting from lower gas prices.
Non-Affiliates
In the third quarter 2011, purchased power expense from non-affiliates was $2.3 million compared to $2.5 million for the corresponding period in 2010. The decrease was primarily the result of a 47.1% decrease in the average cost of purchased power per KWH, partially offset by a 71.8% increase in KWH volume purchased. The decrease in prices was due to a lower marginal cost of fuel while the increase in KWH volume purchased was a result of lower cost opportunity purchases.
For year-to-date 2011, purchased power expense from non-affiliates was $4.7 million compared to $7.7 million for the corresponding period in 2010. The decrease was primarily the result of an 11.1% decrease in KWH volume purchased and a 31.7% decrease in the average cost of purchased power per KWH. The decrease in KWH volume purchased was a result of higher cost opportunity purchases while the decrease in prices was due to a lower marginal cost of fuel.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2011, purchased power expense from affiliates was $8.5 million compared to $10.9 million for the corresponding period in 2010. The decrease was primarily due to a 29.2% decrease in KWH volume purchased, partially offset by a 10.2% increase in the average cost of purchased power per KWH.
For year-to-date 2011, purchased power expense from affiliates was $36.7 million compared to $60.1 million for the corresponding period in 2010. The decrease was primarily due to a 39.3% decrease in KWH volume purchased, partially offset by a 0.7% increase in the average cost of purchased power per KWH.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(0.1)	(0.2)	$(4.3)	(2.1)

In the third quarter 2011, other operations and maintenance expenses were $65.9 million compared to $66.0 million for the corresponding period in 2010. The decrease was primarily due to a $1.9 million decrease in labor costs, offset by a $1.8 million increase in generation-related environmental expenses.
For year-to-date 2011, other operations and maintenance expenses were $200.7 million compared to $205.0 million for the corresponding period in 2010. The decrease was primarily due to a $3.9 million decrease in generation maintenance expenses for several major scheduled outages and a $3.9 million decrease in labor costs, partially offset by a $1.1 million increase in transmission and distribution expenses related to overhead line maintenance and vegetation management costs, a $1.3 million increase in generation-related environmental expenses, and a $1.1 million increase in administrative and general expenses.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(2.2)	$2.3	4.0

In the third quarter 2011, depreciation and amortization was $19.7 million compared to $20.1 million for the corresponding period in 2010. The decrease was primarily due to a $1.0 million decrease in ECO Plan amortization, partially offset by a $0.7 million increase in depreciation resulting from an increase in plant in service.
For year-to-date 2011, depreciation and amortization was $59.9 million compared to $57.6 million for the corresponding period in 2010. The increase was primarily due to a $2.6 million increase in depreciation resulting from an increase in plant in service and a $0.5 million increase in asset retirement obligations (ARO) amortization resulting from the deferral of the gain on the settlement of an ARO, partially offset by a $0.6 million decrease in ECO Plan amortization.
Allowance for Equity Funds Used During Construction

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$5.8	N/M	$13.4	N/M

N/M — Not meaningful
In the third quarter 2011, AFUDC equity was $7.3 million compared to $1.5 million for the corresponding period in 2010. For year-to-date 2011, AFUDC equity was $15.4 million compared to $2.0 million for the corresponding period in 2010. These increases were primarily due to the construction of the Kemper IGCC which began in June 2010.
See Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” herein for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(1.0)	(21.1)	$(1.6)	(9.5)

In the third quarter 2011, interest expense, net of amounts capitalized was $3.9 million compared to $4.9 million for the corresponding period in 2010. The decrease was primarily due to a $0.9 million increase in capitalized AFUDC debt primarily associated with the Kemper IGCC, a $0.3 million increase in capitalized interest on the Kemper IGCC regulatory asset, a $0.2 million decrease in interest expense related to the assessment of interest in conjunction with a tax audit, and a $0.2 million decrease due to the redemption of long-term debt in March 2011, partially offset by a $0.6 million increase in interest expense associated with the issuances of new long-term debt in September 2010, December 2010, April 2011, and September 2011.
For year-to-date 2011, interest expense, net of amounts capitalized was $15.4 million compared to $17.0 million for the corresponding period in 2010. The decrease was primarily due to a $3.3 million increase in capitalized AFUDC debt primarily associated with the Kemper IGCC, a $0.3 million increase in capitalized interest on the Kemper IGCC regulatory asset, and a $0.3 million decrease due to the redemption of long-term debt in March 2011, partially offset by a $1.6 million increase in interest expense associated with the issuances of new long-term debt in September 2010, December 2010, April 2011, and September 2011, and a $0.5 million increase in amortized debt issuance cost.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” herein for additional information regarding the Kemper IGCC.
Other Income (Expense), Net

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(0.8)	(76.6)	$(4.1)	N/M

N/M — Not meaningful
In the third quarter 2011, other income (expense), net was $0.3 million compared to $1.1 million for the corresponding period in 2010. The decrease was primarily due to a $0.7 million decrease in amounts collected from customers for contributions in aid of construction and a $0.5 million decrease in customer projects, partially offset by a $0.5 million decrease in miscellaneous expenses.
For year-to-date 2011, other income (expense), net was $(0.8) million compared to $3.3 million for the corresponding period in 2010. The decrease was primarily due to a $2.9 million decrease in amounts collected from customers for contributions in aid of construction and a $1.7 million decrease in customer projects, partially offset by a $0.5 million decrease in miscellaneous expenses.
Income Taxes

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(0.2)	(1.0)	$0.7	1.8

In the third quarter 2011, income taxes were $18.6 million compared to $18.8 million for the corresponding period in 2010. The decrease was primarily due to a $2.2 million decrease due to increased AFUDC equity, which is non-taxable, and a $0.3 million decrease due to higher State of Mississippi manufacturing investment tax credits, partially offset by a $1.5 million increase resulting from higher pre-tax earnings and a $0.5 million increase due to a higher unrecognized tax benefits reserve.
For year-to-date 2011, income taxes were $38.3 million compared to $37.6 million for the corresponding period in 2010. The increase was primarily due to a $5.5 million increase resulting from higher pre-tax earnings, a $1.0 million increase due to a higher unrecognized tax benefits reserve, and a $0.3 million increase due to the actualization of the 2010 tax return in the third quarter 2011, partially offset by a $5.1 million decrease due to increased AFUDC equity, which is non-taxable, and a $1.1 million decrease due to higher State of Mississippi manufacturing investment tax credits.
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
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Mississippi Power has completed a preliminary assessment of the EPA’s proposed Utility Maximum Achievable Control Technology (MACT), water quality, and coal combustion byproduct rules. See “Air Quality” and “Water Quality” below for additional information regarding the proposed Utility MACT and water quality rules. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Coal Combustion Byproducts” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the proposed coal combustion byproducts rule. Although its analysis is preliminary, Mississippi Power estimates that the aggregate capital costs for compliance with these rules could range from $1.0 billion to $2.0 billion through 2020 if the rules are adopted as proposed. Included in this amount is $313 million of estimated expenditures included in Mississippi Power’s 2011-2013 base level capital budget described herein in anticipation of these rules. See FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” herein for additional information. These costs may arise from existing unit retirements, installation of additional environmental controls, the addition of new generating resources, and changing fuel sources for certain existing units. Mississippi Power’s preliminary analysis further indicates that the short timeframe for compliance with these rules could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters will depend on the final form of the proposed rules and the outcome of any legal challenges to the rules and cannot be determined at this time.
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA against certain Southern Company subsidiaries. The EPA’s action against Alabama Power alleged that Alabama Power violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On March 14, 2011, the U.S. District Court for the Northern District of Alabama granted Alabama Power’s motion for summary judgment on all remaining claims and dismissed the case with prejudice. The EPA has appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
New York Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — New York Case” of Mississippi Power in Item 7 and Note 3 of the financial statements of Mississippi Power under “Environmental Matters — Carbon Dioxide Litigation — New York Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. On October 6, 2011, the U.S. Court of Appeals for the Second Circuit granted the plaintiffs’ motion to remand the case to the district court for voluntary dismissal. It is anticipated that the district court will issue an order dismissing the case; however, the ultimate outcome cannot be determined at this time.
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Kivalina Case” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters — Carbon Dioxide Litigation — Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On August 31, 2011, at the request of the plaintiffs as a result of the U.S. Supreme Court’s decision in the New York case discussed above, the U.S. Court of Appeals for the Ninth Circuit lifted the stay that had been issued. The ultimate outcome of this matter cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” of Mississippi Power in Item 7 and Note 3 of the financial statements of Mississippi Power under “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought a previous common law nuisance case involving substantially similar allegations. The earlier case was ultimately dismissed by the trial and appellate courts on procedural grounds. The current litigation was filed against numerous chemical, coal, oil, and utility companies (including Alabama Power, Georgia Power, Gulf Power, and Southern Power) and includes many of the same defendants that were involved in the earlier case. Mississippi Power was not named as a defendant in the case. The ultimate outcome of this matter cannot be determined at this time.
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding regulation of air quality.
On May 3, 2011, the EPA published a proposed rule, called Utility MACT, which would impose stringent emission limits on coal- and oil-fired electric utility steam generating units (EGUs). The proposed rule contains numeric emission limits for acid gases, mercury, and total particulate matter. Meeting the proposed limits would likely require additional emission control equipment such as scrubbers, SCRs, baghouses, and other control measures at many coal-fired EGUs. Pursuant to a court-approved consent decree, the EPA must issue a final rule by December 16, 2011. Compliance for

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
existing sources would be required three years after the effective date of the final rule. In the proposed rule, the EPA discussed the possibility of a one-year compliance extension which could be granted by the EPA or the states on a case-by-case basis if necessary. If finalized as proposed, compliance with this rule would require significant capital expenditures and compliance costs at many of Mississippi Power’s facilities which could affect unit retirement and replacement decisions. In addition, results of operations, cash flows, and financial condition could be affected if the costs are not recovered through regulated rates. Further, there is uncertainty regarding the ability of the electric utility industry to achieve compliance with the requirements of the proposed rule within the compliance period, and the limited compliance period could negatively affect electric system reliability. The outcome of this rulemaking will depend on the requirements in the final rule and the outcome of any legal challenges and cannot be determined at this time.
In October 2008, the EPA approved a revision to Alabama’s State Implementation Plan (SIP) requirements related to opacity which granted some flexibility to affected sources while requiring compliance with Alabama’s very strict opacity limits through use of continuous opacity monitoring system data. On April 6, 2011, the EPA attempted to rescind its previous approval of the Alabama SIP revision. Mississippi Power’s jointly-owned facility with Alabama Power in Greene County, Alabama is impacted by this decision. On April 8, 2011, Alabama Power filed an appeal of that decision with the U.S. Court of Appeals for the Eleventh Circuit and requested the court to stay the effectiveness of the EPA’s attempted rescission pending judicial review. The EPA’s decision became effective May 6, 2011 and the court denied Alabama Power’s requested stay on May 12, 2011. Unless the court resolves Alabama Power’s appeal in its favor, the EPA’s rescission will continue to affect Mississippi Power’s operations with respect to the Greene County, Alabama plant. The EPA’s rescission has affected unit availability and increased maintenance and compliance costs. The final outcome of this matter cannot be determined at this time.
On August 8, 2011, the EPA published the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. The States of Alabama and Mississippi are subject to the CSAPR’s summer ozone season nitrogen oxide allowance trading program, and the State of Alabama is subject to the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for the States of Alabama and Mississippi. The rule could have significant effects on Mississippi Power, including changes to the dispatch and operation of units and unit availability, depending on the cost and availability of emissions allowances. The final CSAPR has been challenged by numerous states, trade associations, and individual companies (including Mississippi Power), and many of those parties have also asked the EPA to reconsider the rule. In addition, on October 14, 2011, the EPA published proposed technical revisions to the CSAPR, including adjustments to certain state emissions budgets and delaying implementation of key limitations on interstate trading from January 2012 to January 2014. The ultimate outcome will depend on the outcome of any legal and administrative proceedings and proposed revisions and cannot be determined at this time.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Water Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding regulation of water quality. On April 20, 2011, the EPA published a proposed rule that establishes standards for reducing effects on fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse effects on fish and other aquatic life due to impingement (trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards and entrainment reduction requirements. The rule’s proposed impingement standards could require changes to cooling water intake structures at

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
many of Mississippi Power’s existing generating facilities, including those with cooling towers. In addition, new generating units constructed at existing plants would have to meet the national impingement standards and closed cycle cooling towers would have to be installed. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Mississippi Power’s facilities may be subject to significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.
FERC Matters
Wholesale Rate Filing
On November 2, 2011, Mississippi Power filed a request with the FERC for revised rates under its wholesale electric tariff. The requested revised rates provide for an increase in annual base wholesale revenues in the amount of approximately $32 million, effective January 1, 2012. In this filing, Mississippi Power is also (i) seeking approval to establish a regulatory asset for the portion of non-capitalizable Kemper IGCC-related costs which have been and will continue to be incurred during the construction period for the Kemper IGCC, (ii) seeking authorization to defer as a regulatory asset, for the 10-year period ending October 2021, the difference between the revenue requirement under the purchase option of the combined cycle generating facility at Plant Daniel (Facility) (assuming a remaining 30-year life) and the revenue requirement assuming the continuation of the operating lease regulatory treatment with the accumulated deferred balance at the end of the deferral being amortized into wholesale rates over the remaining life of the Facility, and (iii) seeking authority to defer in a regulatory asset costs related to the retirement or partial retirement of generating units as a result of the environmental compliance rules which are expected to be issued in December 2011. Mississippi Power is currently in negotiations with all of its customers who have service covered under the tariff. The ultimate outcome of these matters cannot be determined at this time. See Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and “Integrated Coal Gasification Combined Cycle” herein for additional information regarding the Kemper IGCC. See FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” herein for additional information regarding the purchase of the Facility.
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
In July 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $625 million, with Mississippi Power’s portion being $312.5 million. As of September 30, 2011, total project expenditures were $35.8 million, with Mississippi Power’s portion being $17.9 million. The project is scheduled for completion in early 2015. Mississippi Power’s portion of the cost, if approved by the Mississippi PSC, is expected to be recovered through the ECO Plan. Hearings on the certificate request were held by the Mississippi PSC on January 25, 2011. On May 5, 2011, in conjunction with the ECO Plan hearings, the Mississippi PSC approved up to $19.5 million (with respect to Mississippi Power’s ownership portion) in additional spending for 2011 for the scrubber project. A decision on a final order is not anticipated prior to issuance of the final Utility MACT rule in December 2011. The ultimate outcome of this matter cannot be determined at this time.
Certificated New Plant
On April 27, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing Certificated New Plant-A (CNP-A), a new proposed cost recovery mechanism designed specifically to recover financing costs during the construction phase of the Kemper IGCC. Annual CNP-A rate filings will be made with the first filing occurring by November 15, 2011. If approved by the Mississippi PSC, recovery through CNP-A will remain in place thereafter until the end of the calendar year that the Kemper IGCC is placed into commercial service, which is projected to be 2014. On August 9, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing Certificated New Plant-B (CNP-B) to govern rates effective from the first calendar year after the Kemper IGCC is placed into commercial service through the first seven full calendar years of its operation. Under the proposed CNP-B, Mississippi Power’s allowed cost of capital would be adjusted based on certain operational performance indicators. The ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Storm Damage Cost Recovery
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
In March 2009, Mississippi Power filed with the Mississippi PSC its final accounting of the restoration cost relating to Hurricane Katrina and the storm operations center. On August 4, 2011, the Mississippi PSC issued an order approving this filing. The final net retail receivable of approximately $3.2 million was received on October 21, 2011.
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. Mississippi Power establishes, annually, a retail fuel cost recovery factor that is approved by the Mississippi PSC. Mississippi Power is required to file for an adjustment to the retail fuel cost recovery factor annually; such filing occurred in November 2010. The Mississippi PSC approved the retail fuel cost recovery factor in December 2010, with the new rates effective in January 2011. The retail fuel cost recovery factor will result in an annual decrease in an amount equal to 5.0% of total 2010 retail revenue. At September 30, 2011, the amount of over recovered retail fuel costs included in the balance sheets was $41.4 million compared to $55.2 million at December 31, 2010. Mississippi Power also has a wholesale Municipal and Rural Associations (MRA) and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2011, the wholesale MRA fuel rate decreased, resulting in an annual decrease in an amount equal to 3.5% of total 2010 MRA revenue. Effective February 1, 2011, the wholesale MB fuel rate decreased, resulting in an annual decrease in an amount equal to 7.0% of total 2010 MB revenue. At September 30, 2011, the amount of over recovered wholesale MRA and MB fuel costs included in the balance sheets was $14.6 million and $2.3 million compared to $17.5 million and $4.4 million, respectively, at December 31, 2010. In addition, at September 30, 2011, the amount of over recovered MRA emissions allowance cost included in the balance sheets was $1.0 million. See Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K for additional information. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factors will have no significant effect on Mississippi Power’s revenues or net income, but will decrease annual cash flow.
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
On April 1, 2011, a portion of Mississippi Power’s MB customers transitioned to a PPA with South Mississippi Electric Power Association (SMEPA). On June 21, 2011, Mississippi Power and SMEPA reached an agreement to allocate $3.7 million of the over recovered fuel balance at March 31, 2011 to the PPA. This amount was subsequently refunded to SMEPA on June 27, 2011. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Other Matters” of Mississippi Power in Item 7 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Plant Daniel Combined Cycle Facility
See FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” herein for additional information regarding the purchase of the Facility. In connection with the purchase of the Facility, Mississippi Power filed a request on July 25, 2011 for an accounting order from the Mississippi PSC. If the accounting order is approved as requested, the retail revenue requirements under the purchase option will be comparable to those otherwise required under operating lease accounting treatment for the extended lease term, with any differences deferred as a regulatory asset over the 10-year period ending October 2021. At the conclusion of the proposed deferral period in 2021, the unamortized deferral balance will be amortized into rates over the remaining life of the Facility. The ultimate outcome of this matter cannot be determined at this time.
Integrated Coal Gasification Combined Cycle
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” and “PSC Matters — Mississippi Baseload Construction Legislation” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding the Kemper IGCC.
In June 2010, the Mississippi Chapter of the Sierra Club (Sierra Club) filed an appeal of the Mississippi PSC’s June 2010 decision to grant the Certificate of Public Convenience and Necessity for the Kemper IGCC with the Chancery Court of Harrison County, Mississippi (Chancery Court). Subsequently, in July 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. In October 2010, the Mississippi Supreme Court dismissed the Sierra Club’s direct appeal. On February 28, 2011, the Chancery Court issued a judgment affirming the Mississippi PSC’s order authorizing the construction of the Kemper IGCC. On March 1, 2011, the Sierra Club appealed the Chancery Court’s decision to the Mississippi Supreme Court.
In May 2009, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $133 million of Internal Revenue Code Section 48A tax credits (Phase I) to Mississippi Power. On April 19, 2011, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $279 million of Internal Revenue Code Section 48A tax credits (Phase II) to Mississippi Power. The utilization of Phase I and Phase II credits is dependent upon meeting the IRS certification requirements, including an in-service date no later than May 11, 2014 for the Phase I credits and April 19, 2016 for the Phase II credits. In order to remain eligible for the Phase II tax credits, Mississippi Power plans to capture and sequester (via enhanced oil recovery) at least 65% of the carbon dioxide (CO2) produced by the plant during operations in accordance with the recapture rules for Section 48A investment tax credits. Through September 30, 2011, Mississippi Power received or accrued tax benefits totaling $73.9 million for these tax credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC.
In February 2008, Mississippi Power requested that the DOE transfer the remaining funds previously granted under the Clean Coal Power Initiative Round 2 (CCPI2) from a cancelled IGCC project of one of Southern Company’s subsidiaries that would have been located in Orlando, Florida. In December 2008, an agreement was reached to assign the remaining funds ($270 million) to the Kemper IGCC. Mississippi Power will receive grant funds of $245 million during the construction of the Kemper IGCC and $25 million during its initial operation. Mississippi Power had received $158.6 million through September 30, 2011 and subsequently received an additional $20.9 million on October 19, 2011 associated with this grant.
On March 10, 2011, the Sierra Club filed a lawsuit in the U.S. District Court for the District of Columbia against the DOE regarding the National Environmental Policy Act review process asking for a preliminary and permanent injunction on the issuance of CCPI2 funds and loan guarantees and a stay to any related construction activities based upon alleged deficiencies in the DOE’s environmental impact statement. Mississippi Power intervened in this lawsuit on May 18, 2011.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In March 2010, the Mississippi Department of Environmental Quality (MDEQ) issued the Prevention of Significant Deterioration (PSD) air permit modification for the plant, which modifies the original PSD air permit issued in October 2008. The Sierra Club requested a formal evidentiary hearing regarding the issuance of the modified permit. On April 4, 2011, the MDEQ Permit Board held an evidentiary hearing wherein it unanimously affirmed the PSD air permit. On June 30, 2011, the Sierra Club appealed the final PSD air permit issued by the MDEQ to the Chancery Court of Kemper County, Mississippi. Mississippi Power has intervened as a party in this appeal.
On March 4, 2011, Mississippi Power and Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., entered into a contract pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC. On May 19, 2011, Mississippi Power and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tenrgys, LLC, entered into a contract pursuant to which Treetop will purchase 30% of the CO2 captured from the Kemper IGCC.
On April 27, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing CNP-A, a new proposed cost recovery mechanism designed specifically to recover financing costs during the construction phase of the Kemper IGCC. On August 9, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing CNP-B to govern rates effective from the first calendar year after the Kemper IGCC is placed into commercial service through the first seven full calendar years of its operation. Under the proposed CNP-B, Mississippi Power’s allowed cost of capital would be adjusted based on certain operational performance indicators. See “Certificated New Plant” herein for additional information.
On June 7, 2011, consistent with the treatment of non-capital costs during the pre-construction period, the Mississippi PSC granted Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset during the construction period. The amortization period for the regulatory asset will be determined by the Mississippi PSC at a later date. In addition, Mississippi Power is authorized to accrue carrying costs for 2011 on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in connection with future proceedings regarding the cost recovery mechanism for the Kemper IGCC.
On September 9, 2011, Mississippi Power filed a request for confirmation of the Kemper IGCC’s Certificate of Public Convenience and Necessity with the Mississippi PSC authorizing the acquisition, construction, and operation of approximately 61 miles of CO2 pipeline infrastructure at an estimated capital cost of $141 million.
The Kemper IGCC will use locally mined lignite (an abundant, lower heating value coal) from a proposed mine adjacent to the plant as fuel. In conjunction with the plant, Mississippi Power will own a lignite mine and equipment and will acquire mineral reserves located around the plant site in Kemper County. The estimated capital cost of the mine is approximately $245.0 million. On January 18, 2011, Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation, which will develop, construct, and manage the mining operations, submitted an application to the MDEQ for a surface mining permit for the mine.
As of September 30, 2011, Mississippi Power had spent a total of $664.9 million on the Kemper IGCC, including regulatory filing costs. Of this total, $463.8 million was included in construction work in progress (net of $179.5 million of CCPI2 grant funds), $19.0 million was recorded in other regulatory assets, $1.6 million was recorded in other deferred charges and assets, and $1.0 million was previously expensed.
The ultimate outcome of these matters cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Matters
Legislation
On September 8, 2011, President Obama introduced the American Jobs Act (AJA). A major incentive in the AJA includes an extension of 100% bonus depreciation for property acquired and placed in service in 2012. Additional proposals are expected related to tax reform, which could include a reduction in the corporate income tax rate and a broadening of the tax base. The ultimate outcome of these matters cannot be determined at this time.
Bonus Depreciation
In September 2010, the Small Business Jobs and Credit Act of 2010 (SBJCA) was signed into law. The SBJCA includes an extension of the 50% bonus depreciation for certain property acquired and placed in service in 2010 (and for certain long-term construction projects to be placed in service in 2011). Additionally, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Mississippi Power through 2013. On March 29, 2011, the IRS issued additional guidance and safe harbors relating to the 50% and 100% bonus depreciation rules. Based on recent discussions with the IRS, Mississippi Power estimates the potential increased cash flow for 2011 to be between approximately $20 million and $25 million. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at September 30, 2011. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital” and “Financing Activities” herein for additional information.
Net cash provided from operating activities totaled $186.6 million for the first nine months of 2011 compared to $125.3 million for the corresponding period in 2010. The $61.3 million increase in cash provided from operating activities is primarily due to a $37.4 million increase in investment tax credits related to the Kemper IGCC and a $50.6 million decrease in the use of funds related to the Kemper IGCC generation construction screening costs incurred during the first five months of 2010. The Mississippi PSC issued an order in June 2010 approving the Kemper IGCC. These increases in cash were partially offset by a $32.6 million decrease in over recovered regulatory clause revenues related to lower fuel rates in 2011 and 2010.
Net cash used for investing activities totaled $355.2 million for the first nine months of 2011 compared to $133.4 million for the corresponding period in 2010. The $221.8 million increase in net cash used for investing activities is primarily due to an increase in property additions of $479.7 million primarily related to the Kemper IGCC, partially offset by a $50.0 million decrease in restricted cash, a construction payable increase of $64.0 million, and the receipt of $139.9 million capital grant proceeds related to CCPI2 and smart grid investment grants.
Net cash provided from financing activities totaled $125.4 million for the first nine months of 2011 compared to $74.6 million for the corresponding period in 2010. The $50.8 million increase in net cash provided from financing activities was primarily due to a $195.9 million increase in capital contributions from Southern Company, partially offset by the redemption of $50.0 million in revenue bonds, an $80.0 million maturity of long-term debt, and a $10.0 million decrease in proceeds from other long-term debt. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2011 include a decrease in cash and cash equivalents of $43.2 million primarily due to an $80.0 million long-term debt maturity and increased capital spending, partially offset by the receipt of $135.5 million in DOE grant funds. Restricted cash and cash equivalents decreased $50.0 million due to the redemption of revenue bonds in February 2011. Total property, plant, and equipment increased $438.7 million primarily due to the increase in construction work in progress related to the Kemper IGCC. Other accounts payable increased $89.1 million primarily due to increases in construction projects. Accumulated deferred income taxes increased

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$34.7 million primarily due to an increase in property related deferred tax liabilities due to 100% bonus depreciation. Accumulated deferred investment tax credits increased $50.8 million primarily related to the Kemper IGCC. Paid-in capital increased $201.9 million primarily due to $200.0 million in capital contributions from Southern Company in the first nine months of 2011.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $241 million will be required through September 30, 2012 to fund maturities of long-term debt.
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
On July 20, 2011, Mississippi Power provided notice to Juniper Capital L.P. of its intent to purchase the Facility at the end of the initial lease and, on October 20, 2011, Mississippi Power purchased the Facility. See “Off-Balance Sheet Financing Arrangements” herein for additional information.
Sources of Capital
Except as described below with respect to potential DOE loan guarantees and DOE CCPI2 grant funds, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Mississippi Power has primarily utilized funds from operating cash flows, short-term borrowings, external security offerings, and capital contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. Mississippi Power received $200 million in capital contributions from Southern Company in the first nine months of 2011. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE. There can be no assurance that the DOE will issue federal loan guarantees to Mississippi Power. In addition, Mississippi Power has been awarded DOE CCPI2 grant funds of $245 million to be used for the construction of the Kemper IGCC and $25 million to be used

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the initial operation of the Kemper IGCC. Mississippi Power had received $158.6 million as of September 30, 2011 and subsequently received an additional $20.9 million on October 19, 2011 associated with this grant.
Mississippi Power’s current liabilities sometimes exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at September 30, 2011 approximately $117.6 million of cash and cash equivalents and $296 million of unused committed credit arrangements with banks. Of the unused credit arrangements, $16 million expire in 2011, $115 million expire in 2012, and $165 million expire in 2014. Of the credit arrangements expiring on or before September 30, 2012, $41 million contain provisions allowing for two-year term loans executable at expiration and $25 million contain provisions allowing for one-year term loans executable at expiration. Mississippi Power expects to renew its credit arrangements, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s commercial paper program and $40 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At September 30, 2011, Mississippi Power had no commercial paper borrowings outstanding. During the third quarter 2011, Mississippi Power had an average of $6 million of commercial paper outstanding with a weighted average interest rate of 0.2% per annum and the maximum amount outstanding was $23 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information relating to Mississippi Power’s lease of the Facility.
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
On October 20, 2011, Mississippi Power purchased the Facility for approximately $85 million in cash and the assumption of debt obligations of the lessor related to the Facility, which mature in 2021, have a face value of $270 million and a fixed stated interest rate of 7.13%, and are secured by the Facility and certain personal property, accounts, and proceeds related thereto. Accounting rules require that the Facility be reflected on Mississippi Power’s financial statements at the time of the purchase at the fair value of the consideration rendered. Based on interest rates as of October 20, 2011, the fair value of the debt assumed was approximately $346 million. Accordingly, the Facility will be reflected in Mississippi Power’s financial statements at approximately $431 million. Mississippi Power intends to maintain its traditional capital structure by adding equity to support the additional debt.
In connection with the purchase of the Facility, Mississippi Power filed a request on July 25, 2011 for an accounting order from the Mississippi PSC. If the accounting order is approved as requested, the retail revenue requirements under the purchase option will be comparable to those otherwise required under operating lease accounting treatment for the extended lease term, with any differences deferred as a regulatory asset over the 10-year period ending October 2021. At the conclusion of the proposed deferral period in 2021, the unamortized deferral balance will be amortized into rates over the remaining life of the Facility. On November 2, 2011, Mississippi Power filed a request with the FERC seeking authorization to defer as a regulatory asset, for the 10-year period ending October 2021, the difference between the

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
revenue requirement under the purchase of the Facility (assuming a remaining 30-year life) and the revenue requirement assuming the continuation of the operating lease regulatory treatment. At the conclusion of the proposed deferral period in 2021, the accumulated deferred balance will be amortized into wholesale rates over the remaining life of the Facility. The ultimate outcome of these matters cannot be determined at this time.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At September 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $328 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Mississippi Power’s market risk exposure relative to interest rate changes for the third quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Mississippi Power continues to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power had no material change in market risk exposure for the third quarter 2011 when compared with the December 31, 2010 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2011 were as follows:

	Third Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(33)	$(44)
Contracts realized or settled	9	25
Current period changes(a)	(11)	(16)

Contracts outstanding at the end of the period, assets (liabilities), net	$(35)	$(35)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The change in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2011 was a decrease of $2 million and an increase of $9 million, respectively, substantially all of which is due to natural gas positions. The change is attributable to both the volume of mmBtu and the price of natural gas. At September 30, 2011, Mississippi Power had a net hedge volume of 30.7 million mmBtu with a weighted average contract cost approximately $1.52 per mmBtu above market prices, compared to 25.6 million mmBtu at June 30, 2011 with a

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
weighted average contract cost approximately $1.60 per mmBtu above market prices and compared to 24.0 million mmBtu at December 31, 2010 with a weighted average contract cost approximately $1.92 per mmBtu above market prices.
Regulatory hedges relate to Mississippi Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the ECM.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2011 and 2010 for energy-related derivative contracts that are not hedges were not material.
Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2011 were as follows:

	September 30, 2011
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(35)	(27)	(8)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(35)	$(27)	$(8)	$—

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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In September 2011, Mississippi Power entered into a one-year $40 million aggregate principal amount floating rate bank loan that bears interest based on one-month LIBOR. The proceeds were used to repay outstanding short-term debt and for general corporate purposes, including Mississippi Power’s continuous construction program.
In September 2011, Mississippi Power entered into a one-year extension of a $125 million aggregate principal amount floating rate bank loan that bears interest based on one-month LIBOR.
In September 2011, Mississippi Power entered into forward-starting interest rate swaps to mitigate exposure to interest rate changes related to anticipated debt issuances. The notional amount of the swaps totaled $600 million.
Subsequent to September 30, 2011, Mississippi Power issued $150 million aggregate principal amount of Series 2011A 2.35% Senior Notes due October 15, 2016 and $150 million aggregate principal amount of Series 2011B 4.75% Senior Notes due October 15, 2041. The net proceeds were used by Mississippi Power to repay at maturity all of the outstanding $50 million aggregate principal amount of Mississippi Business Finance Corporation Taxable Revenue Bonds, 6.62% Series 1999B due 2011 (Escatawpa Funding, Limited Partnership Project), to repay at maturity all of the outstanding $15.6 million aggregate principal amount of Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 2005 due 2011 (Escatawpa Funding, Limited Partnership Project), to pay amounts in connection with the purchase of the Facility as described herein under “Off-Balance Sheet Financing Arrangements,” and for general corporate purposes, including Mississippi Power’s continuous construction program. Mississippi Power also settled hedges totaling $150 million related to the Series 2011A issuance at a gain of approximately $1.4 million. This gain will be amortized to interest expense, in earnings, over five years. Mississippi Power settled hedges totaling $150 million related to the Series 2011B issuance at a loss of approximately $0.54 million. This loss will be amortized to interest expense, in earnings, over 10 years.
Subsequent to September 30, 2011, Mississippi Power assumed the obligations of the lessor related to $270 million aggregate principal amount of Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 21, 2021, issued for the benefit of the lessor as described under “Off-Balance Sheet Financing Arrangements” herein. These bonds are secured by the Facility and certain personal property, accounts, and proceeds related thereto.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$274,980	$261,551	$705,106	$568,877
Wholesale revenues, affiliates	85,177	93,062	239,020	287,603
Other revenues	2,408	2,217	5,435	5,314

Total operating revenues	362,565	356,830	949,561	861,794

Operating Expenses:
Fuel	141,968	120,466	345,841	294,658
Purchased power, non-affiliates	25,159	24,939	53,765	59,103
Purchased power, affiliates	11,423	31,454	48,700	79,874
Other operations and maintenance	39,571	34,886	122,372	112,132
Depreciation and amortization	31,558	29,361	92,530	87,362
Taxes other than income taxes	4,178	4,071	13,506	14,314

Total operating expenses	253,857	245,177	676,714	647,443

Operating Income	108,708	111,653	272,847	214,351
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19,886)	(18,801)	(56,489)	(58,408)
Other income (expense), net	(158)	(209)	(359)	(104)

Total other income and (expense)	(20,044)	(19,010)	(56,848)	(58,512)

Earnings Before Income Taxes	88,664	92,643	215,999	155,839
Income taxes	32,593	30,067	77,584	46,972

Net Income	$56,071	$62,576	$138,415	$108,867

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net Income	$56,071	$62,576	$138,415	$108,867
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(135), $1,125, $265, and $1,536, respectively	(206)	1,759	402	2,400
Reclassification adjustment for amounts included in net income, net of tax of $1,106, $1,018, $3,261, and $3,011, respectively	1,685	1,590	4,946	4,703

Total other comprehensive income (loss)	1,479	3,349	5,348	7,103

Comprehensive Income	$57,550	$65,925	$143,763	$115,970

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$138,415	$108,867
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	102,756	97,469
Deferred income taxes	474	10,001
Convertible investment tax credits received	62,298	22,150
Deferred revenues	8,114	18,846
Mark-to-market adjustments	1,479	2,435
Other, net	3,790	2,364
Changes in certain current assets and liabilities —
-Receivables	(24,799)	(35,588)
-Fossil fuel stock	305	6,097
-Materials and supplies	(1,826)	3,216
-Prepaid income taxes	24,436	1,668
-Other current assets	219	598
-Accounts payable	(2,634)	(1,988)
-Accrued taxes	27,417	31,069
-Accrued interest	(11,601)	(12,194)
-Other current liabilities	(661)	21

Net cash provided from operating activities	328,182	255,031

Investing Activities:
Property additions	(200,157)	(211,519)
Change in construction payables	(14,667)	31,021
Payments pursuant to long-term service agreements	(46,065)	(30,936)
Other investing activities	(3,211)	3,752

Net cash used for investing activities	(264,100)	(207,682)

Financing Activities:
Increase (decrease) in notes payable, net	(220,903)	20,216
Proceeds —
Capital contributions	125,596	5,638
Senior notes	300,000	—
Repayments — Other long-term debt	(3,441)	—
Payment of common stock dividends	(68,400)	(80,325)
Other financing activities	(5,629)	426

Net cash provided from (used for) financing activities	127,223	(54,045)

Net Change in Cash and Cash Equivalents	191,305	(6,696)
Cash and Cash Equivalents at Beginning of Period	14,204	7,152

Cash and Cash Equivalents at End of Period	$205,509	$456

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $12,112 and $7,704 capitalized for 2011 and 2010, respectively)	$65,201	$63,560
Income taxes (net of refunds)	(26,555)	(8,158)
Noncash transactions — accrued property additions at end of period	36,971	36,576
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2011	2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$205,509	$14,204
Receivables —
Customer accounts receivable	73,979	77,033
Other accounts receivable	2,062	1,979
Affiliated companies	50,371	19,673
Fossil fuel stock, at average cost	13,529	13,663
Materials and supplies, at average cost	35,332	33,934
Prepaid service agreements — current	34,087	41,627
Prepaid income taxes	320	53,860
Other prepaid expenses	3,941	4,161
Assets from risk management activities	663	2,160
Other current assets	—	19

Total current assets	419,793	262,313

Property, Plant, and Equipment:
In service	3,162,965	3,143,919
Less accumulated provision for depreciation	628,547	536,107

Plant in service, net of depreciation	2,534,418	2,607,812
Construction work in progress	619,655	427,788

Total property, plant, and equipment	3,154,073	3,035,600

Other Property and Investments:
Goodwill	1,839	1,839
Other intangible assets, net of amortization of $1,280 and $693 at September 30, 2011 and December 31, 2010, respectively	47,839	48,426

Total other property and investments	49,678	50,265

Deferred Charges and Other Assets:
Prepaid long-term service agreements	105,953	69,740
Other deferred charges and assets — affiliated	3,091	3,275
Other deferred charges and assets — non-affiliated	24,611	16,541

Total deferred charges and other assets	133,655	89,556

Total Assets	$3,757,199	$3,437,734

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2011	2010
	(in thousands)
Current Liabilities:
Securities due within one year	$575,510	$—
Notes payable — affiliated	—	65,883
Notes payable — non-affiliated	48,884	203,904
Accounts payable —
Affiliated	64,739	69,783
Other	46,078	45,985
Accrued taxes —
Accrued income taxes	17,472	812
Other accrued taxes	12,619	2,775
Accrued interest	18,375	29,977
Liabilities from risk management activities	5,035	5,773
Other current liabilities	5,516	3,923

Total current liabilities	794,228	428,815

Long-term Debt	1,023,967	1,302,619

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	312,861	307,989
Deferred convertible investment tax credits	113,280	80,401
Deferred capacity revenues — affiliated	38,114	30,533
Other deferred credits and liabilities — affiliated	3,859	4,635
Other deferred credits and liabilities — non-affiliated	3,081	16,203

Total deferred credits and other liabilities	471,195	439,761

Total Liabilities	2,289,390	2,171,195

Redeemable Noncontrolling Interest	3,630	3,319

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	1,026,565	900,969
Retained earnings	446,285	376,270
Accumulated other comprehensive loss	(8,671)	(14,019)

Total common stockholder’s equity	1,464,179	1,263,220

Total Liabilities and Stockholder’s Equity	$3,757,199	$3,437,734

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2011 vs. THIRD QUARTER 2010
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(6.5)	(10.4)	$29.5	27.1

Southern Power’s net income for the third quarter 2011 was $56.1 million compared to $62.6 million for the corresponding period in 2010. The decrease was primarily due to higher fuel expenses, higher other operations and maintenance expenses, higher depreciation and amortization, and higher income taxes. The decrease was partially offset by higher energy and capacity revenues under new PPAs that began in December 2010 and January 2011, net of revenue reductions from PPAs expiring in December 2010 and May 2011.
Southern Power’s net income for year-to-date 2011 was $138.4 million compared to $108.9 million for the corresponding period in 2010. The increase was primarily due to higher energy and capacity revenues under new PPAs that began in June, July, and December 2010 and January 2011. The increase was partially offset by lower energy and capacity revenues under existing PPAs and the expiration of PPAs in May 2010, December 2010, and May 2011, as well as lower revenues from energy sales that were not covered by PPAs and lower energy and capacity revenues from power sales to affiliates under the IIC. The increase was also partially offset by higher fuel expenses, higher other operations and maintenance expenses, and higher income taxes.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues — Non-Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$13.4	5.1	$136.2	23.9

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
Wholesale revenues from non-affiliates for the third quarter 2011 were $275.0 million compared to $261.6 million for the corresponding period in 2010. The increase was primarily due to $52.6 million of energy and capacity revenues under new non-affiliate PPAs that began in December 2010 and January 2011 and $4.1 million of higher revenues from energy sales that were not covered by PPAs. The increase was partially offset by $38.9 million of lower energy and capacity revenues associated with the expiration of non-affiliate PPAs in December 2010 and $4.4 million of lower energy and capacity revenues under existing non-affiliate PPAs.
Wholesale energy sales to non-affiliates for year-to-date 2011 were $705.1 million compared to $568.9 million for the corresponding period in 2010. The increase was primarily due to $237.5 million of energy and capacity revenues under new non-affiliate PPAs that began in June, July, and December 2010 and January 2011. The increase was partially offset by $71.7 million of lower revenues associated with the expiration of non-affiliate PPAs in December 2010, $4.4 million of lower energy and capacity revenues under existing PPAs, and $25.2 million of lower revenues from energy sales that were not covered by PPAs as a result of significantly more favorable weather in the first quarter 2010 compared to the corresponding period in 2011.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues — Affiliates

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$(7.9)	(8.5)	$(48.6)	(16.9)

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
Wholesale revenues from affiliates for the third quarter 2011 were $85.2 million compared to $93.1 million for the corresponding period in 2010. The decrease was primarily the result of $18.0 million of lower energy and capacity revenues associated with the expiration of affiliate PPAs in May 2011. The decrease was partially offset by $10.2 million related to higher revenues from power sales to affiliates under the IIC.
Wholesale revenues from affiliates for year-to-date 2011 were $239.0 million compared to $287.6 million for the corresponding period in 2010. The decrease was primarily the result of $68.2 million of lower energy and capacity revenues associated with the expiration of affiliate PPAs in May 2010 and May 2011 and $11.8 million related to lower revenues from power sales to affiliates under the IIC. The decrease was partially offset by $30.8 million of higher energy and capacity revenues associated with new affiliate PPAs that began in June 2010.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$21.5	17.8	$51.2	17.4
Purchased power — non-affiliates	0.2	0.9	(5.3)	(9.0)
Purchased power — affiliates	(20.0)	(63.7)	(31.2)	(39.0)

Total fuel and purchased power expenses	$1.7		$14.7

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
In the third quarter 2011, total fuel and purchased power expenses were $178.6 million compared to $176.9 million for the corresponding period in 2010. Fuel and purchased power expenses increased $26.4 million due to a 19.3% increase in volume of KWHs generated and purchased. The increase was partially offset by a decrease of $24.7 million due to a 30.5% decrease in the average cost of purchased power and a 5.8% decrease in the average cost of natural gas.
For year-to-date 2011, total fuel and purchased power expenses were $448.3 million compared to $433.6 million for the corresponding period in 2010. Fuel and purchased power expenses increased $106.1 million due to a 26.9% increase in the volume of KWHs generated and purchased. The increase was partially offset by a decrease of $91.4 million due to a 32.7% decrease in the average cost of purchased power and a 10.6% decrease in the average cost of natural gas.
In the third quarter 2011, fuel expense was $142.0 million compared to $120.5 million for the corresponding period in 2010. Fuel expense increased $30.2 million due to an increase in the volume of KWHs generated partially offset by $8.7 million due to a 5.8% decrease in the average cost of natural gas.
For year-to-date 2011, fuel expense was $345.8 million compared to $294.7 million for the corresponding period in 2010. Fuel expense increased $92.6 million due to an increase in the volume of KWHs generated partially offset by $41.4 million due to a 10.6% decrease in the average cost of natural gas.
In the third quarter 2011, purchased power expenses were $36.6 million compared to $56.4 million for the corresponding period in 2010. Purchased power expenses decreased $16.0 million due to a 30.5% decrease in the average cost of purchased power and $3.8 million due to a decrease in the volume of KWHs purchased.
For year-to-date 2011, purchased power expenses were $102.5 million compared to $139.0 million for the corresponding period in 2010. Purchased power expenses decreased $50.0 million due to a 32.7% decrease in the average cost of purchased power partially offset by a $13.5 million increase associated with an increase in the volume of KWHs purchased.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$4.7	13.4	$10.3	9.1

In the third quarter 2011, other operations and maintenance expenses were $39.6 million compared to $34.9 million for the corresponding period in 2010. The increase was primarily due to an increase of $1.5 million related to generating plant outages and maintenance and a $1.4 million increase in administrative and general expenses primarily due to expenses associated with strategic planning, legal expenses, and additional expenses in 2011 due to information technology upgrades.
For year-to-date 2011, other operations and maintenance expenses were $122.4 million compared to $112.1 million for the corresponding period in 2010. The increase was primarily due to $8.9 million related to generating plant outages and maintenance.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$1.1	5.8	$(1.9)	(3.3)

In the third quarter 2011, interest expense, net of amounts capitalized was $19.9 million compared to $18.8 million for the corresponding period in 2010. The increase was primarily due to a $0.3 million increase in interest expense associated with the issuance of new long-term debt in September 2011, $0.3 million associated with settlements and changes in tax positions from prior periods, and $0.2 million associated with interest rate swaps on senior notes.
For year-to-date 2011, interest expense, net of amounts capitalized was $56.5 million compared to $58.4 million for the corresponding period in 2010. The decrease was primarily due to $4.4 million of additional capitalized interest associated with the construction of the Cleveland County combustion turbine units and the Nacogdoches biomass plant. This decrease was partially offset by $0.7 million associated with settlements and changes in tax positions from prior periods, $0.5 million associated with interest rate swaps on senior notes, $0.5 million associated with an affiliate loan related to SRE in the first quarter 2011, and a $0.3 million increase in interest expense associated with the issuance of new long-term debt in September 2011.
See FUTURE EARNINGS POTENTIAL — “Construction Projects” herein for additional information.
Income Taxes

Third Quarter 2011 vs. Third Quarter 2010		Year-to-Date 2011 vs. Year-to-Date 2010
(change in millions)	(% change)	(change in millions)	(% change)
$2.5	8.4	$30.6	65.2

In the third quarter 2011, income taxes were $32.6 million compared to $30.1 million for the corresponding period in 2010. This increase was primarily due to a $2.5 million decrease in tax benefits from the federal production activities deduction and a $0.8 million increase related to the impact of investment tax credits (ITCs) recognized in 2010 associated with the construction of the Cimarron solar plant. This increase was partially offset by $1.0 million associated with lower pre-tax earnings.
For year-to-date 2011, income taxes were $77.6 million compared to $47.0 million for the corresponding period in 2010. The increase was primarily due to higher pre-tax earnings and a $2.6 million increase related to the impact of ITCs recognized in 2010 associated with the construction of the Cimarron solar plant.

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
Carbon Dioxide Litigation
Kivalina Case
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Kivalina Case” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “Environmental Matters — Carbon Dioxide Litigation — Kivalina Case” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On August 31, 2011, at the request of the plaintiffs as a result of the U.S. Supreme Court’s decision in a similar case, the U.S. Court of Appeals for the Ninth Circuit lifted the stay that had been issued. The ultimate outcome of this matter cannot be determined at this time.
Other Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” of Southern Power in Item 7 and Note 3 of the financial statements of Southern Power under “Environmental Matters — Carbon Dioxide Litigation — Other Litigation” in Item 8 of the Form 10-K for additional information regarding carbon dioxide litigation. On May 27, 2011, a class action complaint alleging damages as a result of Hurricane Katrina was filed in the U.S. District Court for the Southern District of Mississippi by the same plaintiffs who brought a previous common law nuisance case involving substantially similar allegations. The earlier case was ultimately dismissed by the trial and appellate courts on procedural grounds. The current litigation was filed against numerous chemical, coal, oil, and utility companies, including Southern Power, and includes many of the same defendants that were involved in the earlier case. Southern Power believes these claims are without merit. The ultimate outcome of this matter cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Air Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Southern Power in Item 7 of the Form 10-K for additional information regarding regulation of air quality.
In April 2010, the EPA proposed an Industrial Boiler Maximum Achievable Control Technology rule that would establish emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including biomass boilers and start-up boilers. The EPA published the final rule on March 21, 2011 and, at the same time, issued a notice of intent to reconsider the final rule to allow for additional public review and comment. The EPA has announced plans to finalize the rule by April 30, 2012. The effects of the regulatory proceedings will depend on the final form of the revised regulations and the outcome of any legal challenges and cannot be determined at this time.
On August 8, 2011, the EPA published the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. The CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. The CSAPR takes effect quickly, with the first phase of compliance beginning January 1, 2012. The CSAPR replaces the 2005 Clean Air Interstate Rule. Each of the states within Southern Power’s service area is subject to the CSAPR’s summer ozone season nitrogen oxide allowance trading program, and the States of Alabama, Georgia, North Carolina, and Texas are subject to the annual sulfur dioxide and nitrogen oxide allowance trading programs for particulate matter. The CSAPR establishes unique emissions budgets for each state. The rule could have effects on Southern Power, including changes to the dispatch and operation of units and unit availability, depending on the cost and availability of emissions allowances. The final CSAPR has been challenged by numerous states, trade associations, and individual companies (including Southern Power), and many of those parties have also asked the EPA to reconsider the rule. In addition, on October 14, 2011, the EPA published proposed technical revisions to the CSAPR, including adjustments to certain state emissions budgets and delaying implementation of key limitations on interstate trading from January 2012 to January 2014. The ultimate outcome will depend on the outcome of any legal and administrative proceedings and proposed revisions and cannot be determined at this time.
Water Quality
On April 20, 2011, the EPA published a proposed rule that establishes standards for reducing effects on fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. The rule also addresses cooling water intake structures for new units at existing facilities. The rule focuses on reducing adverse effects on fish and other aquatic life due to impingement (trapped by water flow velocity against a facility’s cooling water intake structure screens) and entrainment (drawn through a facility’s cooling water system after entering through the cooling water intake structure). Affected cooling water intake structures would have to comply with national impingement standards and entrainment reduction requirements. The rule’s proposed impingement standards could require changes to cooling water intake structures at some of Southern Power’s existing generating facilities, including those with cooling towers. In addition, new generating units constructed at existing plants would have to meet the national impingement standards and closed cycle cooling towers would have to be installed. The EPA has agreed in a settlement agreement to issue a final rule by July 27, 2012. If finalized as proposed, some of Southern Power’s facilities may be subject to additional capital expenditures and compliance costs. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Construction Projects
Cleveland County Units 1-4
In December 2008, Southern Power announced that it will build an electric generating plant in Cleveland County, North Carolina. The plant will consist of four combustion turbine natural gas generating units with a total generating capacity of 720 MWs. The units are expected to begin commercial operation in 2012. Costs incurred through September 30, 2011 were $242.5 million. The total estimated construction cost is expected to be between $350 million and $400 million.
Nacogdoches Biomass Plant
In October 2009, Southern Power acquired all of the outstanding membership interests of Nacogdoches Power LLC (Nacogdoches) from American Renewables LLC, the original developer of the project. Nacogdoches is constructing a biomass generating plant in Sacul, Texas with an estimated capacity of 100 MWs. The generating plant will be fueled from wood waste. Construction commenced in 2009 and the plant is expected to begin commercial operation in 2012. Costs incurred through September 30, 2011 were $371.9 million. The total estimated cost of the project is expected to be between $475 million and $500 million.
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
In August 2011, Southern Power entered into a PPA with an energy marketing firm to provide a total of 250 MWs of annual capacity from January 2016 through December 2025 from Plant Franklin.
Income Tax Matters
Legislation
On September 8, 2011, President Obama introduced the American Jobs Act (AJA). A major incentive in the AJA includes an extension of 100% bonus depreciation for property acquired and placed in service in 2012. Additional proposals are expected related to tax reform, which could include a reduction in the corporate income tax rate and a broadening of the tax base. The ultimate outcome of these matters cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at September 30, 2011. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See “Sources of Capital” herein for additional information on lines of credit.
Net cash provided from operating activities totaled $328.2 million for the first nine months of 2011, compared to $255.0 million for the corresponding period in 2010. This increase was mainly due to an increase in cash received for convertible ITCs and bonus depreciation. Net cash used for investing activities totaled $264.1 million for the first nine months of 2011, compared to $207.7 million for the corresponding period in 2010. This increase was primarily due to an increase in construction work in progress related to construction activities at Cleveland County and Nacogdoches. Net cash provided from financing activities totaled $127.2 million for the first nine months of 2011, compared to $54.0 million used for the corresponding period in 2010, primarily due to a capital contribution for funding of construction-related activities and the issuance of new long-term debt in September 2011, partially offset by a $155.0 million reduction of commercial paper and a $65.9 million repayment of an affiliate loan related to SRE.
Significant asset changes in the balance sheet for the first nine months of 2011 include an increase in cash and cash equivalents due to a capital contribution for funding of construction-related activities and the issuance of new long-term debt in September 2011, an increase in accounts receivable from affiliated companies primarily due to higher energy sales under PPAs due to seasonality, an increase in construction work in progress due to Cleveland County and Nacogdoches construction activities, and a decrease in prepaid income taxes mainly due to the receipt of an income tax refund from the IRS related to convertible ITCs and bonus depreciation.
Significant liability and stockholder’s equity changes in the balance sheet for the first nine months of 2011 include an increase in securities due within one year due to a maturity of long-term debt in July 2012, a decrease in notes payable due to a repayment of an affiliate loan related to SRE, a reclassification of a long-term senior note to current, partially offset by the issuance of new long-term debt in September 2011, and an increase in deferred convertible ITCs due to additional spending on the Nacogdoches project.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements. Approximately $575 million will be required through September 30, 2012 to fund maturities of long-term debt.
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
Sources of Capital
Southern Power may use operating cash flows, external funds, equity capital, or loans from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper, short-term bank loans, or utilization of credit arrangements from banks. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at September 30, 2011 cash and cash equivalents of approximately $205.5 million and committed credit arrangements with banks of $500 million, all of which expire in 2016. During May 2011, Southern Power terminated its existing credit arrangement and entered into a $500 million credit arrangement expiring in 2016. Borrowings under this credit arrangement may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. At September 30, 2011, Southern Power had $49 million of commercial paper borrowings outstanding with a weighted average interest rate of 0.4% per annum. During the third quarter 2011, Southern Power had an average of $179 million of commercial paper outstanding with a weighted average interest rate of 0.4% per annum and the maximum amount outstanding was $256 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. At September 30, 2011, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $436 million. At September 30, 2011, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Baa3 were approximately $1.2 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Power’s ability to access capital markets, particularly the short-term debt market.
In addition, through the acquisition of Plant Rowan, Southern Power assumed a PPA with North Carolina Municipal Power Agency No. 1 (NCMPA1) that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power’s credit. The NCMPA1 PPA requires credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade.
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
Southern Power’s market risk exposure relative to interest rate changes for the third quarter 2011 has not changed materially compared with the December 31, 2010 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
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
The changes in fair value of energy-related derivative contracts for the three and nine months ended September 30, 2011 were as follows:

	Third Quarter	Year-to-Date
	2011	2011
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(3.3)	$(3.5)
Contracts realized or settled	2.3	2.9
Current period changes(a)	(3.3)	(3.7)

Contracts outstanding at the end of the period, assets (liabilities), net	$(4.3)	$(4.3)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2011 were a decrease of $1.0 million and a decrease of $0.8 million, respectively, which are due to both power and natural gas positions. These changes are attributable to both the volume and prices of power and natural gas as follows:

	September 30,	June 30,	December 31,
	2011	2011	2010

Power (net sold)

MWHs (in millions)	0.3	0.7	0.9
Weighted average contract cost per MWH above (below) market prices (in dollars)	$(3.95)	$(2.39)	$(2.33)

Natural gas (net purchase)

Commodity — million mmBtu	6.8	9.2	13.0
Commodity — Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$0.55	$0.24	$0.11

The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	September 30, 2011	December 31, 2010
	(in millions)
Cash flow hedges	$(0.3)	$(1.0)
Not designated	(4.0)	(2.5)

Total fair value	$(4.3)	$(3.5)

Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Total net unrealized pre-tax gains (losses) recognized in the statements of income for the three and nine months ended September 30, 2011 for energy-related derivative contracts that were not hedges were $(0.6) million and $(1.5) million, respectively, and will continue to be marked to market until the settlement date. For the three and nine months ended September 30, 2010, the total net unrealized pre-tax gains (losses) recognized in the statements of income were $(3.7) million and $(2.4) million, respectively.
Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2011 were as follows:

		September 30, 2011
		Fair Value Measurements
	Total		Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
		(in millions)
Level 1	$—	$—	$—	$—
Level 2	(4.3)	(4.4)	(0.4)	0.5
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(4.3)	$(4.4)	$(0.4)	$0.5

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
Financing Activities
During the nine months ended September 30, 2011, Southern Power paid $3.4 million on a long-term loan related to SRE.
In September 2011, Southern Power issued $300 million aggregate principal amount of Series 2011A 5.150% Senior Notes due September 15, 2041. The net proceeds from the sale of the Series 2011A Senior Notes were used to repay outstanding short-term debt and for general corporate purposes, including Southern Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

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

The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2010 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2011 and 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.

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

Southern Company made separate guarantees to two counterparties regarding performance of contractual commitments by SRE. Southern Power assumed the guarantees in connection with the transfer of SRE. The total original notional amount of the guarantees was $120 million, approximately $12 million of which was outstanding at September 30, 2011. Of this amount, approximately $3 million is expected to expire in the first quarter 2012 and approximately $9 million is expected to expire in 2037.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
penalties. Such expenditures could affect future results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. The ultimate outcome of these matters cannot be determined at this time.

Carbon Dioxide Litigation

New York Case

In July 2004, three environmental groups and attorneys general from several states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed complaints in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Under common law public and private nuisance theories, the plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining global warming and (2) requiring each of the defendants to cap its emissions of carbon dioxide and then reduce those emissions by a specified percentage each year for at least a decade. The plaintiffs did not seek monetary damages in connection with their claims. Southern Company believes these claims are without merit. In September 2005, the U.S. District Court for the Southern District of New York granted Southern Company’s and the other defendants’ motions to dismiss these cases. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit in October 2005 and in September 2009 that court reversed and remanded the case to the district court. In December 2010, Southern Company and the other defendants appealed the case to the U.S. Supreme Court. On June 20, 2011, the U.S. Supreme Court held that the plaintiffs’ federal common law claims against Southern Company and four other electric utilities were displaced by the Clean Air Act and EPA regulations addressing greenhouse gas emissions and remanded the case for consideration of whether federal law may also preempt the remaining state law claims. On October 6, 2011, the U.S. Court of Appeals for the Second Circuit granted the plaintiffs’ motion to remand the case to the district court for voluntary dismissal. It is anticipated that the district court will issue an order dismissing the case; however, the ultimate outcome cannot be determined at this time.

Kivalina Case

In February 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs allege that the village is being destroyed by erosion caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that some of the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. Southern Company believes that these claims are without merit. In September 2009, the U.S. District Court for the Northern District of California granted the defendants’ motions to dismiss the case based on lack of jurisdiction and ruled the claims were barred by the political question doctrine and by the plaintiffs’ failure to establish legal standing by showing that the defendants’ conduct caused the injury alleged. In November 2009, the plaintiffs filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, challenging the district court’s order dismissing the case. On August 31, 2011, at the request of the plaintiffs as a result of the U.S. Supreme Court’s decision in the New York case discussed above, the U.S. Court of Appeals for the Ninth Circuit lifted the stay that had been issued. The ultimate outcome of this matter cannot be determined at this time.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Georgia Power’s environmental remediation liability as of September 30, 2011 was $14 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional cleanup and claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and CERCLA NPL are anticipated; however, they are not expected to have a material impact on Georgia Power’s or Southern Company’s financial statements.

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

On September 29, 2011, the EPA issued a Unilateral Administrative Order (UAO) to Georgia Power and 22 other parties, ordering specific remedial action of certain areas at the Ward Transformer Superfund site. Georgia Power does not believe it is a liable party under CERCLA based on its alleged connection to the site. As a result, on November 7, 2011, Georgia Power filed a response with the EPA indicating that Georgia Power is not willing to undertake the work set forth in the UAO because Georgia Power has sufficient cause to believe it is not a liable party.

The EPA may seek to enforce a UAO in court pursuant to its enforcement authority under CERCLA and may seek recovery of its costs in undertaking removal or remedial action. If the court determines that a respondent failed to comply with the UAO without sufficient cause, the EPA may also seek civil penalties of up to $37,500 per day for the violation and punitive damages of up to three times the costs incurred by the EPA as a result of the party’s failure to comply with the UAO.

The ultimate outcome of these matters will depend upon further environmental assessment, the ultimate number of PRPs, and a determination regarding Georgia Power’s status as a liable party under CERCLA and cannot be determined at this time. As a result, Southern Company and Georgia Power also cannot estimate the potential financial statement impacts at this time.

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $62 million as of September 30, 2011. These estimated costs relate to site closure criteria by the Florida

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

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

The final outcome of these matters cannot now be determined. However, based on the currently known conditions at these sites and the nature and extent of activities relating to these sites, Southern Company, Georgia Power, Gulf Power, and Mississippi Power do not believe that additional liabilities, if any, at these sites would have a material impact on their respective financial statements.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

On March 11, 2011, the U.S. Court of Appeals for the Federal Circuit issued an order in which it affirmed the damage award to Alabama Power, but remanded the Georgia Power portion of the proceeding back to the U.S. Court of Federal Claims for reconsideration of the damages amount in light of the spent nuclear fuel acceptance rates adopted in a separate proceeding by the U.S. Court of Appeals for the Federal Circuit. The Georgia Power portion remains pending. On July 7, 2011, Alabama Power and the government entered into a stipulation for the entry of a separate judgment in favor of Alabama Power. On July 12, 2011, the court entered final judgment in favor of Alabama Power and subsequently the judgment was paid.

In April 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim) due to the government’s alleged continuing breach of contract. The complaint does not contain any specific dollar amount for recovery of damages. Damages will continue to accumulate until the issue is resolved or the storage is provided. No amounts have been recognized in the financial statements as of September 30, 2011 for the second claim.

The final outcome of these matters cannot be determined at this time, but no material impact on net income is expected as any damage amounts collected from the government are expected to be credited to cost of service for the benefit of customers.

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

Income Tax Matters

Georgia State Income Tax Credits

Georgia Power’s 2005 through 2009 income tax filings for the State of Georgia included state income tax credits for increased activity through Georgia ports. Georgia Power also filed similar claims for the years 2002 through 2004. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. On June 10, 2011, Georgia Power and the Georgia Department of Revenue agreed to a settlement resolving the claims. As a result, Georgia Power recorded additional tax benefits of approximately $64 million and, in accordance with the 2010 ARP, also recorded a related regulatory liability of approximately $62 million. In addition, Georgia Power recorded a reduction of approximately $23 million in related interest expense. See Notes 3 and 5 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K under “Income Tax Matters” and “Unrecognized Tax Benefits,” respectively, and Note (G) herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
State PSC Matters

Alabama Power

Environmental Accounting Order

Proposed environmental regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions. On September 7, 2011, the Alabama PSC approved an order allowing for the establishment of a regulatory asset to record the unrecovered investment costs associated with any such decisions, including the unrecovered plant asset balance and the unrecovered costs associated with site removal and closure. These costs would be amortized over the affected unit’s remaining useful life, as established prior to the decision regarding early retirement.

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

In accordance with the order, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues from the elimination of the tax-related adjustment to replenish the NDR, which was impacted as a result of operations and maintenance expenses incurred in connection with the April 2011 storms in Alabama. Alabama Power expects that the additional revenue in 2012 will preclude the need for a rate adjustment under Rate Stabilization and Equalization (Rate RSE). Accordingly, Alabama Power agreed to a moratorium on any increase in 2012 under Rate RSE.

Natural Disaster Reserve

See Note 3 to the financial statements of Southern Company and Alabama Power under “Retail Regulatory Matters — Alabama Power — Natural Disaster Reserve” and “Retail Regulatory Matters — Natural Disaster Reserve,” respectively, in Item 8 of the Form 10-K for additional information.

During the first half of 2011, multiple storms caused varying degrees of damage to Alabama Power’s transmission and distribution facilities. The most significant storm occurred on April 27, 2011, causing over 400,000 of Alabama Power’s 1.4 million customers to be without electrical service. The estimated cost of repairing the damage to facilities and restoring electrical service to customers, as a result of these storms, is approximately $45 million for operations and maintenance expenses and approximately $163 million for capital-related expenditures. Alabama Power maintains a reserve for operations and maintenance expenses to cover the cost of damages from major storms to Alabama Power’s transmission and distribution facilities.

At September 30, 2011, the NDR had an accumulated balance of $75 million, which is included in Southern Company’s and Alabama Power’s Condensed Balance Sheets herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in the Condensed Statements of Income herein.

In accordance with the order discussed above that was issued by the Alabama PSC on July 12, 2011 to eliminate a tax-related adjustment under Alabama Power’s rate structure, Alabama Power will make additional accruals to the NDR in the fourth quarter 2011 of an amount equal to such additional 2011 revenues, which are expected to be approximately $30 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Retail Fuel Cost Recovery

See Note 3 to the financial statements of Southern Company and Alabama Power under “Retail Regulatory Matters — Alabama Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of September 30, 2011 totaled $39 million as compared to $4 million at December 31, 2010. These under recovered fuel costs at September 30, 2011 are included in deferred under recovered regulatory clause revenues on Southern Company’s and Alabama Power’s Condensed Balance Sheets herein. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered fuel costs.

Georgia Power

Fuel Cost Recovery

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information. On May 24, 2011, the Georgia PSC approved Georgia Power’s request to decrease fuel rates by 0.61%. The decrease reduced Georgia Power’s annual billings by approximately $43 million effective June 1, 2011. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company’s or Georgia Power’s revenues or net income, but will affect cash flow.

Nuclear Construction

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — Nuclear Construction” and “Construction — Nuclear,” respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power’s construction of Plant Vogtle Units 3 and 4, which are expected to attain commercial operation in 2016 and 2017, respectively.

In December 2010, Westinghouse submitted a revision to the supporting documents for the AP1000 Design Certification Amendment (DCA) to the NRC. On January 24, 2011, the Advisory Committee on Reactor Safeguards endorsed the issuance of the Construction and Operating Licenses (COLs) for Plant Vogtle Units 3 and 4. In addition, on March 25, 2011, the NRC submitted to the EPA the final environmental impact statement for Plant Vogtle Units 3 and 4. On September 27 and 28, 2011, the NRC held the mandatory hearing for the COLs and Georgia Power’s request for a second limited work authorization. On October 18, 2011, the Atomic Safety and Licensing Board (ASLB) denied the remaining motions seeking to re-open the Plant Vogtle Units 3 and 4 licensing proceeding; however, on October 27, 2011, the petitioners requested reconsideration of this decision and, on November 2, 2011, further appealed to the NRC to admit their contentions, should they again be denied by the ASLB. The remaining steps in the regulatory process are to address the status of these petitions and to obtain the NRC approvals of the DCA and the COLs, which Georgia Power expects in late 2011. Issuance of the COLs by the NRC staff generally would be expected to occur 10 days after the NRC’s decision. However, due to certain administrative procedural requirements, it is possible that the effective date of the DCA and issuance of the COLs could occur in early 2012. In this case, the NRC could approve Georgia Power’s request for a second limited work authorization, which would allow Georgia Power to perform additional construction activities related to the nuclear island in late 2011.

In connection with its certification of Plant Vogtle Units 3 and 4, the Georgia PSC ordered Georgia Power and the Georgia PSC Public Interest Advocacy Staff to work together to develop a risk sharing or incentive mechanism that would provide some level of protection to ratepayers in the event of significant cost overruns, but also not penalize Georgia Power’s earnings if and when overruns are due to mandates from governing agencies. In May 2011, the Georgia PSC initiated a separate proceeding to address the issue. On August 2, 2011, the Georgia PSC voted to approve a settlement agreement between Georgia Power and the Georgia PSC Public Interest Advocacy Staff whereby the proposed risk

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
sharing mechanisms were withdrawn. On August 16, 2011, the Georgia PSC voted to approve Georgia Power’s fourth semi-annual construction monitoring report including total costs of $1.3 billion for Plant Vogtle Units 3 and 4 incurred through December 31, 2010. Georgia Power will continue to file construction monitoring reports by February 28 and August 31 of each year during the construction period.

In December 2010, the Georgia PSC approved the NCCR tariff, which became effective January 1, 2011. The NCCR tariff was established to recover financing costs for nuclear construction projects by including the related construction work in progress accounts in rate base during the construction period in accordance with the Georgia Nuclear Energy Financing Act. With respect to Plant Vogtle Units 3 and 4, this legislation allows Georgia Power to recover projected financing costs of approximately $1.7 billion during the construction period beginning in 2011, which reduces the projected in-service cost to approximately $4.4 billion. Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs capitalized in 2009 and 2010 over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At September 30, 2011, approximately $78 million of these 2009 and 2010 costs were included in construction work in progress.

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

Other Construction

Georgia Power is currently constructing Plant McDonough Units 4, 5, and 6 which are expected to be placed into service in January 2012, May 2012, and January 2013, respectively. The Georgia PSC has approved Georgia Power’s quarterly construction monitoring reports, including actual project expenditures incurred, through December 31, 2010. Georgia Power filed its second quarter 2011 construction monitoring report on August 26, 2011, including actual project expenditures incurred through June 30, 2011 as well as a request to approve a 4.6% increase in the current certified amount. The Georgia PSC is scheduled to issue its decision on February 16, 2012. Georgia Power will continue to file quarterly construction monitoring reports throughout the construction period. The ultimate outcome of this matter cannot be determined at this time.

2011 Integrated Resource Plan Update

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — Retail Rate Plans” and “Retail Regulatory Matters — Rate Plans,” respectively, in Item 8 of the Form 10-K for additional information regarding potential rules and regulations being developed by the EPA, including the Utility Maximum Available Control Technology (MACT) rule for coal- and oil-fired electric utility steam generating units, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; and the 2010 ARP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
On August 4, 2011, Georgia Power filed an update to its IRP (2011 IRP Update). The filing included Georgia Power’s application to decertify Plant Branch Units 1 and 2 as of December 31, 2013 and October 1, 2013, the compliance dates for the respective units under the Georgia Multi-Pollutant Rule. However, as a result of the considerable uncertainty regarding pending state and federal environmental regulations, Georgia Power is continuing to defer decisions to add controls, switch fuel, or retire its remaining fossil generating units where environmental controls have not yet been installed, representing approximately 2,600 MWs of capacity. Georgia Power expects to update its economic analysis of these units once the Utility MACT rule is finalized. Georgia Power currently expects that certain units, representing approximately 600 MWs of capacity, are more likely than others to switch fuel or be controlled in time to comply with the Utility MACT rule. However, even if the updated economic analysis shows more positive benefits associated with adding controls or switching fuel for more units, it is unlikely that all of the required controls could be completed by 2015, the expected effective date of the Utility MACT rule. As a result, Georgia Power currently cannot rely on the availability of approximately 2,000 MWs of capacity in 2015. As such, the 2011 IRP Update also includes Georgia Power’s application requesting that the Georgia PSC certify the purchase of a total of 1,562 MWs of capacity beginning in 2015, from four PPAs selected through the 2015 request for proposal process.

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

On August 23, 2011, the Florida PSC approved Gulf Power’s request for an interim retail rate increase of $38.5 million per year, effective beginning with billings based on meter readings on and after September 22, 2011 and continuing through the effective date of the Florida PSC’s decision on Gulf Power’s petition for the permanent increase. The interim rates are subject to refund pending the outcome of the permanent retail base rate proceeding.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In previous years, Gulf Power has experienced volatility in pricing of fuel commodities with higher than expected pricing for coal and volatile price swings in natural gas. Under recovered fuel costs at September 30, 2011 totaled $7.5 million, compared to $17.4 million at December 31, 2010. This amount is included in under recovered regulatory clause revenues on Southern Company’s and Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor will have no significant effect on Southern Company’s or Gulf Power’s revenues or net income, but will affect cash flow. See Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters — Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Purchased Power Capacity Recovery

Gulf Power has established purchased power capacity recovery cost rates as approved by the Florida PSC. If the projected purchased power capacity cost over or under recovery balance at year-end exceeds 10% of the projected purchased power capacity revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate an adjustment to the purchased power capacity cost recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on August 19, 2011, but no adjustment to the 2011 factor was requested.

Over recovered purchased power capacity costs at September 30, 2011 totaled $3.5 million compared to $4.4 million at December 31, 2010. This amount is included in other regulatory liabilities, current on Southern Company’s and Gulf Power’s Condensed Balance Sheets herein. Purchased power capacity cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor will have no significant effect on Southern Company’s and Gulf Power’s revenues or net income, but will affect cash flow.

See Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters — Purchased Power Capacity Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Environmental Cost Recovery

In July 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $625 million and is scheduled for completion in early 2015. Hearings on the certificate request were held by the Mississippi PSC on January 25, 2011. On May 5, 2011, the Mississippi PSC approved up to $19.5 million (with respect to Mississippi Power’s ownership portion) in additional spending for 2011 for the scrubber project. A decision on a final order is not anticipated prior to issuance of the final Utility MACT rule in December 2011. The ultimate outcome of this matter cannot be determined at this time.

Over recovered environmental costs at September 30, 2011 totaled $16.9 million compared to $10.4 million at December 31, 2010. This amount is included in other regulatory liabilities, current on Southern Company’s and Gulf Power’s Condensed Balance Sheets herein. See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

In July 2010, Mississippi Power filed a request for a certificate of public convenience and necessity to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $625 million, with Mississippi Power’s portion being $312.5 million. As of September 30, 2011, total project expenditures were $35.8 million, with Mississippi Power’s portion being $17.9 million. The project is scheduled for completion in early 2015.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Mississippi Power’s portion of the cost, if approved by the Mississippi PSC, is expected to be recovered through the ECO Plan. Hearings on the certificate request were held by the Mississippi PSC on January 25, 2011. On May 5, 2011, in conjunction with the ECO Plan hearings, the Mississippi PSC approved up to $19.5 million (with respect to Mississippi Power’s ownership portion) in additional spending for 2011 for the scrubber project. A decision on a final order is not anticipated prior to issuance of the final Utility MACT rule in December 2011. The ultimate outcome of this matter cannot be determined at this time.

Fuel Cost Recovery

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. Mississippi Power establishes, annually, a retail fuel cost recovery factor that is approved by the Mississippi PSC. Mississippi Power is required to file for an adjustment to the retail fuel cost recovery factor annually; such filing occurred in November 2010. The Mississippi PSC approved the retail fuel cost recovery factor in December 2010, with the new rates effective in January 2011. The retail fuel cost recovery factor will result in an annual decrease in an amount equal to 5.0% of total 2010 retail revenue. At September 30, 2011, the amount of over recovered retail fuel costs included in the balance sheets was $41.4 million compared to $55.2 million at December 31, 2010. Mississippi Power also has a wholesale Municipal and Rural Associations (MRA) and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2011, the wholesale MRA fuel rate decreased, resulting in an annual decrease in an amount equal to 3.5% of total 2010 MRA revenue. Effective February 1, 2011, the wholesale MB fuel rate decreased, resulting in an annual decrease in an amount equal to 7.0% of total 2010 MB revenue. At September 30, 2011, the amount of over recovered wholesale MRA and MB fuel costs included in the balance sheets was $14.6 million and $2.3 million compared to $17.5 million and $4.4 million, respectively, at December 31, 2010. In addition, at September 30, 2011, the amount of over recovered MRA emissions allowance cost included in the balance sheets was $1.0 million. See Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K for additional information. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factors will have no significant effect on Southern Company’s or Mississippi Power’s revenues or net income, but will decrease annual cash flow.

Integrated Coal Gasification Combined Cycle

See Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Mississippi Power Integrated Coal Gasification Combined Cycle” and of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding Mississippi Power’s construction of the Kemper IGCC.

In June 2010, the Mississippi Chapter of the Sierra Club (Sierra Club) filed an appeal of the Mississippi PSC’s June 2010 decision to grant the Certificate of Public Convenience and Necessity for the Kemper IGCC with the Chancery Court of Harrison County, Mississippi (Chancery Court). Subsequently, in July 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. In October 2010, the Mississippi Supreme Court dismissed the Sierra Club’s direct appeal. On February 28, 2011, the Chancery Court issued a judgment affirming the Mississippi PSC’s order authorizing the construction of the Kemper IGCC. On March 1, 2011, the Sierra Club appealed the Chancery Court’s decision to the Mississippi Supreme Court.

In May 2009, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $133 million of Internal Revenue Code Section 48A tax credits (Phase I) to Mississippi Power. On April 19, 2011, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $279 million of Internal Revenue Code Section 48A tax credits (Phase II) to Mississippi Power. The utilization of Phase I and Phase II credits is dependent upon meeting the IRS certification requirements, including an in-service date no later than May 11, 2014 for the Phase I credits and April 19, 2016 for the Phase II credits. In order to remain eligible for the Phase II tax credits, Mississippi Power plans to capture and sequester (via enhanced oil recovery) at least 65% of the carbon dioxide (CO2) produced by the plant during operations in accordance with the recapture rules for Section 48A investment tax credits. Through

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
September 30, 2011, Mississippi Power received or accrued tax benefits totaling $73.9 million for these tax credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC.

In February 2008, Mississippi Power requested that the DOE transfer the remaining funds previously granted under the Clean Coal Power Initiative Round 2 (CCPI2) from a cancelled IGCC project of one of Southern Company’s subsidiaries that would have been located in Orlando, Florida. In December 2008, an agreement was reached to assign the remaining funds ($270 million) to the Kemper IGCC. Mississippi Power will receive grant funds of $245 million during the construction of the Kemper IGCC and $25 million during its initial operation. Mississippi Power had received $158.6 million through September 30, 2011 and subsequently received an additional $20.9 million on October 19, 2011 associated with this grant.

On March 10, 2011, the Sierra Club filed a lawsuit in the U.S. District Court for the District of Columbia against the DOE regarding the National Environmental Policy Act review process asking for a preliminary and permanent injunction on the issuance of CCPI2 funds and loan guarantees and a stay to any related construction activities based upon alleged deficiencies in the DOE’s environmental impact statement. Mississippi Power intervened in this lawsuit on May 18, 2011.

In March 2010, the Mississippi Department of Environmental Quality (MDEQ) issued the Prevention of Significant Deterioration (PSD) air permit modification for the plant, which modifies the original PSD air permit issued in October 2008. The Sierra Club requested a formal evidentiary hearing regarding the issuance of the modified permit. On April 4, 2011, the MDEQ Permit Board held an evidentiary hearing wherein it unanimously affirmed the PSD air permit. On June 30, 2011, the Sierra Club appealed the final PSD air permit issued by the MDEQ to the Chancery Court of Kemper County, Mississippi. Mississippi Power has intervened as a party in this appeal.

On March 4, 2011, Mississippi Power and Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., entered into a contract pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC. On May 19, 2011, Mississippi Power and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tenrgys, LLC, entered into a contract pursuant to which Treetop will purchase 30% of the CO2 captured from the Kemper IGCC.

On April 27, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing Certificated New Plant-A (CNP-A), a new proposed cost recovery mechanism designed specifically to recover financing costs during the construction phase of the Kemper IGCC. Annual CNP-A rate filings will be made with the first filing occurring by November 15, 2011. If approved by the Mississippi PSC, recovery through CNP-A will remain in place thereafter until the end of the calendar year that the Kemper IGCC is placed into commercial service, which is projected to be 2014. On August 9, 2011, Mississippi Power submitted to the Mississippi PSC a proposed rate schedule detailing Certificated New Plant-B (CNP-B) to govern rates effective from the first calendar year after the Kemper IGCC is placed into commercial service through the first seven full calendar years of its operation. Under the proposed CNP-B, Mississippi Power’s allowed cost of capital would be adjusted based on certain operational performance indicators.

On June 7, 2011, consistent with the treatment of non-capital costs during the pre-construction period, the Mississippi PSC granted Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset during the construction period. The amortization period for the regulatory asset will be determined by the Mississippi PSC at a later date. In addition, Mississippi Power is authorized to accrue carrying costs for 2011 on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in connection with future proceedings regarding the cost recovery mechanism for the Kemper IGCC.

On September 9, 2011, Mississippi Power filed a request for confirmation of the Kemper IGCC’s Certificate of Public Convenience and Necessity with the Mississippi PSC authorizing the acquisition, construction, and operation of approximately 61 miles of CO2 pipeline infrastructure at an estimated capital cost of $141 million.

The Kemper IGCC will use locally mined lignite (an abundant, lower heating value coal) from a proposed mine adjacent to the plant as fuel. In conjunction with the plant, Mississippi Power will own a lignite mine and equipment

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
and will acquire mineral reserves located around the plant site in Kemper County. The estimated capital cost of the mine is approximately $245.0 million. On January 18, 2011, Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation, which will develop, construct, and manage the mining operations, submitted an application to the MDEQ for a surface mining permit for the mine.

As of September 30, 2011, Mississippi Power had spent a total of $664.9 million on the Kemper IGCC, including regulatory filing costs. Of this total, $463.8 million was included in construction work in progress (net of $179.5 million of CCPI2 grant funds), $19.0 million was recorded in other regulatory assets, $1.6 million was recorded in other deferred charges and assets, and $1.0 million was previously expensed.

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

On October 20, 2011, Mississippi Power purchased the Facility for approximately $85 million in cash and the assumption of debt obligations of the lessor related to the Facility, which mature in 2021, have a face value of $270 million and a fixed stated interest rate of 7.13%, and are secured by the Facility and certain personal property, accounts, and proceeds related thereto. Accounting rules require that the Facility be reflected on Southern Company’s and Mississippi Power’s financial statements at the time of the purchase at the fair value of the consideration rendered. Based on interest rates as of October 20, 2011, the fair value of the debt assumed was approximately $346 million. Accordingly, the Facility will be reflected in Southern Company’s and Mississippi Power’s financial statements at approximately $431 million. Mississippi Power intends to maintain its traditional capital structure by adding equity to support the additional debt.

In connection with the purchase of the Facility, Mississippi Power filed a request on July 25, 2011 for an accounting order from the Mississippi PSC. If the accounting order is approved as requested, the retail revenue requirements under the purchase option will be comparable to those otherwise required under operating lease accounting treatment for the extended lease term, with any differences deferred as a regulatory asset over the 10-year period ending October 2021. At the conclusion of the proposed deferral period in 2021, the unamortized deferral balance will be amortized into rates over the remaining life of the Facility. On November 2, 2011, Mississippi Power filed a request with the FERC seeking authorization to defer as a regulatory asset, for the 10-year period ending October 2021, the difference between the revenue requirement under the purchase of the Facility (assuming a remaining 30-year life) and the revenue requirement assuming the continuation of the operating lease regulatory treatment. At the conclusion of the proposed deferral period in 2021, the accumulated deferred balance will be amortized into wholesale rates over the remaining life of the Facility. The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(C)	FAIR VALUE MEASUREMENTS

As of September 30, 2011, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2011:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$3	$—	$3
Interest rate derivatives	—	16	—	16
Foreign currency derivatives	—	3	—	3
Nuclear decommissioning trusts(a)	487	671	—	1,158
Cash equivalents and restricted cash	1,286	—	—	1,286
Other investments	4	53	13	70

Total	$1,777	$746	$13	$2,536

Liabilities:
Energy-related derivatives	$—	$154	$—	$154
Interest rate derivatives	—	27	—	27
Foreign currency derivatives	—	2	—	2

Total	$—	$183	$—	$183

Alabama Power
Assets:
Nuclear decommissioning trusts:(b)
Domestic equity	$228	$53	$—	$281
Foreign equity	23	23	—	46
U.S. Treasury and government agency securities	16	9	—	25
Corporate bonds	—	112	—	112
Mortgage and asset backed securities	—	29	—	29
Other	—	8	—	8
Cash equivalents and restricted cash	445	—	—	445

Total	$712	$234	$—	$946

Liabilities:
Energy-related derivatives	$—	$29	$—	$29
Interest rate derivatives	—	12	—	12

Total	$—	$41	$—	$41

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2011:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$2	$—	$2
Nuclear decommissioning trusts:(c)
Domestic equity	125	1	—	126
Foreign equity	95	—	—	95
U.S. Treasury and government agency securities	—	68	—	68
Municipal bonds	—	57	—	57
Corporate bonds	—	153	—	153
Mortgage and asset backed securities	—	96	—	96
Other	—	62	—	62
Cash equivalents	45	—	—	45

Total	$265	$439	$—	$704

Liabilities:
Energy-related derivatives	$—	$68	$—	$68

Gulf Power
Assets:
Cash equivalents	$14	$—	$—	$14

Liabilities:
Energy-related derivatives	$—	$17	$—	$17

Mississippi Power
Assets:
Foreign currency derivatives	$—	$3	$—	$3
Cash equivalents	85	—	—	85

Total	$85	$3	$—	$88

Liabilities:
Energy-related derivatives	$—	$35	$—	$35
Interest rate derivatives	—	15	—	15
Foreign currency derivatives	—	2	—	2

Total	$—	$52	$—	$52

Southern Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Cash equivalents	196	—	—	196

Total	$196	$1	$—	$197

Liabilities:
Energy-related derivatives	$—	$5	$—	$5

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.
(b)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.
(c)	Includes the investment securities pledged to creditors and cash collateral received, and excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases and the securities lending program. As of September 30, 2011, approximately $53 million of the fair market value of Georgia Power’s nuclear decommissioning trust funds’ securities were on loan and pledged to creditors under the funds’ managers’ securities lending program.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
As of September 30, 2011, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair	Unfunded	Redemption	Redemption
As of September 30, 2011:	Value	Commitments	Frequency	Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Corporate bonds — commingled funds	$37	None	Daily	1 to 3 days
Other — commingled funds	62	None	Daily	Not applicable
Trust owned life insurance	82	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	1,286	None	Daily	Not applicable

Alabama Power
Nuclear decommissioning trusts:
Trust owned life insurance	$82	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	445	None	Daily	Not applicable

Georgia Power
Nuclear decommissioning trusts:
Corporate bonds — commingled funds	$37	None	Daily	1 to 3 days
Other — commingled funds	62	None	Daily	Not applicable
Cash equivalents:
Money market funds	45	None	Daily	Not applicable

Gulf Power
Cash equivalents:
Money market funds	$14	None	Daily	Not applicable

Mississippi Power
Cash equivalents:
Money market funds	$85	None	Daily	Not applicable

Southern Power
Cash equivalents:
Money market funds	$196	None	Daily	Not applicable

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

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three and nine months ended September 30, 2011, the decrease in fair value of the funds, which includes reinvested interest and dividends, is recorded in the regulatory liability and was $64 million and $32 million, respectively, for Alabama Power, $34 million and $7 million, respectively, for Georgia Power, and $98 million and $39 million, respectively, for Southern Company.

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

Changes in the fair value measurement of the Level 3 items using significant unobservable inputs for Southern Company at September 30, 2011 were as follows:

	Level 3
	Other
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(in millions)
Beginning balance	$17	$19
Purchases	—	1
Total gains (losses) — realized/unrealized:
Included in earnings	—	(5)
Included in OCI	(4)	(2)

Ending balance at September 30, 2011	$13	$13

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At September 30, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt*:
Southern Company	$20,532	$22,215
Alabama Power	$6,232	$6,910
Georgia Power	$8,620	$9,327
Gulf Power	$1,235	$1,359
Mississippi Power	$702	$739
Southern Power	$1,599	$1,694

*	Includes securities due within one year.
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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)
As reported shares	860	836	854	829
Effect of options	8	6	7	4

Diluted shares	868	842	861	833

Stock options that were not included in the diluted earnings per share calculation because they were anti-dilutive were 0.4 million and 6.7 million for the three months ended September 30, 2011 and 2010, respectively, and 0.4 million and 13.7 million for the nine months ended September 30, 2011 and 2010, respectively. Assuming an average stock price of $40.14 (the highest exercise price of the anti-dilutive options outstanding in 2011), there would be no effect on stock options for the three and nine months ended September 30, 2011. Assuming an average stock price of $38.01 (the highest exercise price of the anti-dilutive options outstanding in 2010), the effect of options would have increased by 0.4 million and 0.8 million shares for the three and nine months ended September 30, 2010, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:(Continued)
Changes in Stockholders’ Equity

The following table presents year-to-date changes in stockholders’ equity of Southern Company:

				Preferred and
	Number of		Common	Preference	Total
	Common Shares		Stockholders’	Stock of	Stockholders’
	Issued	Treasury	Equity	Subsidiaries	Equity
	(in thousands)			(in millions)
Balance at December 31, 2010	843,814	(474)	$16,202	$707	$16,909
Net income after dividends on preferred and preference stock	—	—	1,942	—	1,942
Other comprehensive income (loss)	—	—	(11)	—	(11)
Stock issued	18,634	—	692	—	692
Cash dividends on common stock	—	—	(1,193)	—	(1,193)
Other	—	(45)	1	—	1

Balance at September 30, 2011	862,448	(519)	$17,633	$707	$18,340

Balance at December 31, 2009	820,152	(505)	$14,878	$707	$15,585
Net income after dividends on preferred and preference stock	—	—	1,822	—	1,822
Other comprehensive income (loss)	—	—	16	—	16
Stock issued	18,994	—	650	—	650
Cash dividends on common stock	—	—	(1,114)	—	(1,114)
Other	—	30	3	—	3

Balance at September 30, 2010	839,146	(475)	$16,255	$707	$16,962

(E) FINANCING
Bank Credit Arrangements

Bank credit arrangements provide liquidity support to the registrants’ commercial paper borrowings and the traditional operating companies’ variable rate pollution control revenue bonds. See Note 6 to the financial statements of each registrant under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

The following table outlines the credit arrangements by company as of September 30, 2011:

			Executable					Expires Within
			Term-Loans		Expires			One Year(a)
							2013		No
			One	Two			And	Term	Term
Company	Total	Unused	Year	Years	2011	2012	Beyond	Out	Out
	(in millions)
Southern Company	$1,000	$1,000	$—	$—	$—	$—	$1,000	$—	$—
Alabama Power	1,296	1,296	111	—	60	121	1,115	111	71
Georgia Power	1,750	1,745	—	—	—	—	1,750	—	—
Gulf Power	240	240	55	—	20	55	165	55	20
Mississippi Power	296	296	25	41	16	115	165	66	65
Southern Power	500	500	—	—	—	—	500	—	—
Other	50	50	25	—	—	25	25	25	—

Total	$5,132	$5,127	$216	$41	$96	$316	$4,720	$257	$156

(a) Reflects facilities expiring on or before September 30, 2012.

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

Subsequent to September 30, 2011, Alabama Power replaced a $20 million credit arrangement expiring in 2011 with a $30 million credit arrangement which will expire in 2014.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Components of the net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi
Pension Plans	Company	Power	Power	Power	Power
	(in millions)
Three Months Ended September 30, 2011
Service cost	$46	$11	$14	$2	$3
Interest cost	97	24	36	4	4
Expected return on plan assets	(152)	(44)	(59)	(6)	(7)
Net amortization	14	3	5	—	1

Net cost (income)	$5	$(6)	$(4)	$—	$1

Nine Months Ended September 30, 2011
Service cost	$138	$32	$43	$6	$7
Interest cost	292	72	108	13	13
Expected return on plan assets	(456)	(130)	(176)	(20)	(19)
Net amortization	40	10	14	1	2

Net cost (income)	$14	$(16)	$(11)	$—	$3

Three Months Ended September 30, 2010
Service cost	$43	$10	$13	$2	$2
Interest cost	98	25	36	5	4
Expected return on plan assets	(138)	(42)	(54)	(6)	(5)
Net amortization	11	3	4	—	1

Net cost (income)	$14	$(4)	$(1)	$1	$2

Nine Months Ended September 30, 2010
Service cost	$129	$31	$40	$6	$6
Interest cost	293	73	109	13	13
Expected return on plan assets	(413)	(126)	(164)	(18)	(16)
Net amortization	32	8	11	1	2

Net cost (income)	$41	$(14)	$(4)	$2	$5

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
Postretirement Benefits	Company	Power	Power	Power	Power
	(in millions)
Three Months Ended September 30, 2011
Service cost	$6	$1	$1	$—	$—
Interest cost	23	6	11	1	1
Expected return on plan assets	(16)	(6)	(8)	—	—
Net amortization	5	2	3	—	—

Net cost (income)	$18	$3	$7	$1	$1

Nine Months Ended September 30, 2011
Service cost	$16	$4	$5	$1	$1
Interest cost	69	18	31	3	3
Expected return on plan assets	(48)	(19)	(23)	(1)	(1)
Net amortization	15	5	8	—	—

Net cost (income)	$52	$8	$21	$3	$3

Three Months Ended September 30, 2010
Service cost	$6	$2	$3	$—	$—
Interest cost	25	7	11	1	2
Expected return on plan assets	(15)	(7)	(8)	—	—
Net amortization	5	2	2	—	—

Net cost (income)	$21	$4	$8	$1	$2

Nine Months Ended September 30, 2010
Service cost	$19	$5	$7	$1	$1
Interest cost	75	20	33	3	4
Expected return on plan assets	(47)	(19)	(23)	(1)	(1)
Net amortization	15	5	8	—	—

Net cost (income)	$62	$11	$25	$3	$4

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS

Effective Tax Rate

See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate.

Southern Company

Southern Company’s effective tax rate was 36.1% for the nine months ended September 30, 2011, compared to 33.1% for the corresponding period in 2010. Southern Company’s effective tax rate is lower than the statutory rate primarily due to its employee stock dividend deduction and non-taxable AFUDC equity. Southern Company’s effective tax rate increased primarily due to no production activities deduction and no Georgia state income tax credits for activity through Georgia ports available to Southern Company for the nine months ended September 30, 2011, compared to the production activities deduction and additional Georgia state income tax credits recognized as of September 30, 2010.

Alabama Power

Alabama Power’s effective tax rate was 39.0% for the nine months ended September 30, 2011, compared to 36.9% for the corresponding period in 2010. The increase was due to an increase in Alabama state income taxes as a result of a decrease in the state income tax deduction for federal income taxes paid.

Georgia Power

Georgia Power’s effective tax rate was 35.8% for the nine months ended September 30, 2011, compared to 32.3% for the corresponding period in 2010. The increase was primarily due to the inclusion of Plant Vogtle Units 3 and 4 construction work in progress in rate base effective January 1, 2011, which reduced the amount of AFUDC equity capitalized, and the impact of Georgia state income tax credits discussed above under “Southern Company.”

Gulf Power

Gulf Power’s effective tax rate was 36.6% for the nine months ended September 30, 2011, compared to 36.4% for the corresponding period in 2010. The increase was not material.

Mississippi Power

Mississippi Power’s effective tax rate was 32.6% for the nine months ended September 30, 2011, compared to 36.5% for the corresponding period in 2010. The decrease was primarily due to an increase in non-taxable AFUDC equity related to the Kemper IGCC construction.

Southern Power

Southern Power’s effective tax rate was 35.9% for the nine months ended September 30, 2011, compared to 30.1% for the corresponding period in 2010. The increase was primarily due to the impact of a decrease in investment tax credits and no production activities deduction, combined with higher net income.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Unrecognized Tax Benefits

Changes during 2011 for unrecognized tax benefits were as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

			(in millions)
Unrecognized tax benefits as of December 31, 2010	$296	$43	$237	$4	$4	$2
Tax positions from current periods	43	2	7	1	1	1
Tax positions from prior periods	(108)	(18)	(87)	(2)	(1)	—
Reductions due to settlements	(112)	—	(112)	—	—	—
Reductions due to expired statute of limitations	—	—	—	—	—	—

Balance as of September 30, 2011	$119	$27	$45	$3	$4	$3

The tax positions from current periods relate primarily to the MC Asset Recovery litigation settlement refund claim, the tax accounting method change for repairs – generation assets, and the production activities deduction. See Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Effective Tax Rate” for additional information. The tax positions decrease from prior periods and reductions due to settlements relate to the settlement of the Georgia state tax credit litigation on June 10, 2011. See Note (B) under “Income Tax Matters — Georgia State Income Tax Credits” herein for additional information. In addition, the tax positions decrease from prior periods also relates to the uncertain tax position for the tax accounting method change for repairs – transmission and distribution assets. See “Tax Method of Accounting for Repairs” below for additional information.

The impact on the effective tax rate, if recognized, is as follows:

				As of
				December 31,
	As of September 30, 2011			2010
	Georgia	Other	Southern	Southern
	Power	Registrants	Company	Company

		(in millions)
Tax positions impacting the effective tax rate	$28	$12	$76	$217
Tax positions not impacting the effective tax rate	17	25	43	79

Balance of unrecognized tax benefits	$45	$37	$119	$296

The tax positions impacting the effective tax rate primarily relate to the production activities deduction tax position and the MC Asset Recovery litigation settlement refund claim. See Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Effective Tax Rate” for additional information. The tax positions not impacting the effective tax rate relate to the timing difference associated with the tax accounting method change for repairs - generation assets. These amounts are presented on a gross basis without considering the related federal or state income tax impact.

Accrued interest for unrecognized tax benefits was as follows:

	Georgia	Other	Southern
	Power	Registrants	Company

	(in millions)
Interest accrued as of December 31, 2010	$27	$2	$29
Interest reclassified due to settlements	(24)	—	(24)
Interest accrued during the period	2	1	4

Balance as of September 30, 2011	$5	$3	$9

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
It is reasonably possible that the amount of the unrecognized tax benefits associated with a majority of Southern Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. The resolution of the tax accounting method change for repairs - generation assets, as well as the conclusion or settlement of federal and state audits, could also impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.

Tax Method of Accounting for Repairs
Southern Company submitted a tax accounting method change for repair costs associated with its subsidiaries’ generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. The new tax method resulted in net positive cash flow in 2010 of approximately $141 million for Alabama Power, $133 million for Georgia Power, $8 million for Gulf Power, $5 million for Mississippi Power, $6 million for Southern Power, and $297 million for Southern Company on a consolidated basis. On August 19, 2011, the IRS issued Revenue Procedure 2011-43, which provides a safe harbor method of accounting that taxpayers may use to determine repair costs for transmission and distribution property. Based upon this guidance from the IRS, the uncertain tax position for the tax accounting method change for repairs – transmission and distribution assets has been removed. However, the IRS continues to work with the utility industry in an effort to resolve the repair costs for generation assets matter in a consistent manner for all utilities. Due to uncertainty regarding the ultimate resolution of the repair costs for generation assets, an unrecognized tax position has been recorded for the tax accounting method change for repairs – generation assets. The ultimate outcome of this matter cannot be determined at this time.
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
At September 30, 2011, the net volume of energy-related derivative contracts for power and natural gas positions for the registrants, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

	Power			Gas
		Longest	Longest	Net	Longest	Longest
	Net Sold	Hedge	Non-Hedge	Purchased	Hedge	Non-Hedge
	MWHs	Date	Date	mmBtu	Date	Date

	(in millions)			(in millions)
Southern Company	0.3	—	2011	160	2015	2015
Alabama Power	—	—	—	31	2015	—
Georgia Power	—	—	—	66	2015	—
Gulf Power	—	—	—	26	2015	—
Mississippi Power	—	—	—	31	2015	—
Southern Power	0.3	—	2011	7	2012	2015

In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature was 2.95 million mmBtu for Southern Company, 2.69 million mmBtu for Georgia Power, and was immaterial for the other registrants.
For cash flow hedges, the amounts expected to be reclassified from OCI to revenue and fuel expense for the next 12-month period ending September 30, 2012 are immaterial for all registrants.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At September 30, 2011, the following interest rate derivatives were outstanding:

	Notional	Interest Rate	Interest Rate		Hedge Maturity	Fair Value Gain (Loss)
	Amount	Received	Paid		Date	September 30, 2011

	(in millions)					(in millions)
Cash flow hedges of existing debt
Southern Company	$300	3-month LIBOR + 0.40% spread	1.24	%*	October 2011	$—
Cash flow hedges of forecasted debt
Alabama Power	300	3-month LIBOR	2.90	%*	December 2022	(12)
Mississippi Power	150	3-month LIBOR	2.37	%*	September 2021	(4)
Mississippi Power	150	3-month LIBOR	1.25	%*	September 2016	—
Mississippi Power	300	3-month LIBOR	2.66	%*	April 2022	(11)

Fair value hedges of existing debt
			3-month LIBOR +
Southern Company	350	4.15%	1.96%* spread		May 2014	16

Total	$1,550					$(11)

*	Weighted Average
The following table reflects the estimated pre-tax gains (losses) that will be reclassified from OCI to interest expense for the next 12-month period ending September 30, 2012, together with the longest date that total deferred gains and losses are expected to be amortized into earnings.

	Estimated Gain (Loss)to
	be Reclassified for the	Total Deferred
	12 Months Ending	Gains (Losses)
Registrant	September 30, 2012	Amortized Through

	(in millions)
Southern Company	$(16)	2037
Alabama Power	—	2035
Georgia Power	(3)	2037
Gulf Power	(1)	2020
Mississippi Power	(1)	2022
Southern Power	(11)	2016

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At September 30, 2011, the following foreign currency derivatives were outstanding:

Fair Value Gain
	Notional	Average	Hedge	(Loss)
	Amount	Forward Rate	Maturity Date	September 30, 2011

	(in millions)			(in millions)

Fair value hedges of firm commitments
Mississippi Power	EUR28.3	1.297 Dollars per Euro	Various through March 2014	$1
Derivative Financial Statement Presentation and Amounts
At September 30, 2011, the fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

Asset Derivatives at September 30, 2011
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf Power	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$1	$—	$1	$—	$—
Other deferred charges and assets	1	—	1	—	—

Total derivatives designated as hedging instruments for regulatory purposes	$2	$—	$2	$—	$—	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$6	$—	$—	$—	$—	$—
Other deferred charges and assets	10	—	—	—	—	—
Foreign currency derivatives:
Other current assets	3	—	—	—	3	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$19	$—	$—	$—	$3	$—

Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets*	$1	$—	$—	$—	$—	$—
Assets from risk management activities	—	—	—	—	—	1

Total derivatives not designated as hedging instruments	$1	$—	$—	$—	$—	$1

Total asset derivatives	$22	$—	$2	$—	$3	$1

*	Southern Company includes “Assets from risk management activities” in “Other current assets” where applicable.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at September 30, 2011
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$114	$24	$53	$10	$27
Other deferred credits and liabilities	35	5	15	7	8

Total derivatives designated as hedging instruments for regulatory purposes	$149	$29	$68	$17	$35	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Liabilities from risk management activities	$15	$—	$—	$—	$15	$—
Other deferred credits and liabilities	12	12	—	—	—	—
Foreign currency derivatives:
Liabilities from risk management activities	2	—	—	—	2	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$29	$12	$—	$—	$17	$—

Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$5	$—	$—	$—	$—	$5

Total liability derivatives	$183	$41	$68	$17	$52	$5

All derivative instruments are measured at fair value. See Note (C) herein for additional information.
At September 30, 2011, the pre-tax effect of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheet was as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi
Location	Company	Power	Power	Power	Power

	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(114)	$(24)	$(53)	$(10)	$(27)
Other regulatory assets, deferred	(35)	(5)	(15)	(7)	(8)
Other regulatory liabilities, current	1	—	—	—	—
Other current liabilities*	—	—	1	—	—
Other regulatory liabilities, deferred	1	—	—	—	—
Other deferred credits and liabilities**	—	—	1	—	—

Total energy-related derivative gains (losses)	$(147)	$(29)	$(66)	$(17)	$(35)

*	Georgia Power includes “Other regulatory liabilities, current” in “Other current liabilities.”

**	Georgia Power includes “Other regulatory liabilities, deferred” in “Other deferred credits and liabilities.”
For the three months and nine months ended September 30, 2011, the pre-tax gains from interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income were $5 million and $7 million, respectively. For the three months and nine months ended September 30, 2010, the pre-tax gains from interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income were $9 million and $17 million, respectively. These amounts were offset with changes in the fair value of the hedged debt.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months and nine months ended September 30, 2011, the pre-tax (losses) from foreign currency derivatives designated as fair value hedging instruments on Southern Company’s and Mississippi Power’s statements of income were $(3) million and $(2) million, respectively. For each of the three months and nine months ended September 30, 2010, the pre-tax gains from foreign currency derivatives designated as fair value hedging instruments on Southern Company’s and Mississippi Power’s statements of income were $5 million. These amounts were offset with changes in the fair value of the purchase commitment related to equipment purchases; therefore, there is no impact on Southern Company’s or Mississippi Power’s statements of income.
For the three months ended September 30, 2011 and September 30, 2010, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI into
Derivatives in Cash Flow	on Derivative		Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount
	2011	2010		2011	2010
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$—	$3	Fuel	$—	$—
Interest rate derivatives	(27)	(1)	Interest expense, net of amounts capitalized	(5)	(7)

Total	$(27)	$2		$(5)	$(7)

Alabama Power
Interest rate derivatives	$(12)	$—	Interest expense, net of amounts capitalized	$—	$—

Georgia Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(1)	$(3)

Gulf Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$—	$—

Mississippi Power
Interest rate derivatives	$(15)	$—	Interest expense, net of amounts capitalized	$—	$—

Southern Power
Energy-related derivatives	$—	$3	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense, net of amounts capitalized	(3)	(3)

Total	$—	$3		$(3)	$(3)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the nine months ended September 30, 2011 and September 30, 2010, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI into
Derivatives in Cash Flow	on Derivative		Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount
	2011	2010		2011	2010
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$1	$4	Fuel	$—	$—
Interest rate derivatives	(23)	(3)	Interest expense, net of amounts capitalized	(10)	(24)

Total	$(22)	$1		$(10)	$(24)

Alabama Power
Interest rate derivatives	$(8)	$—	Interest expense, net of amounts capitalized	$3	$(1)

Georgia Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(3)	$(13)

Gulf Power
Interest rate derivatives	$—	$(1)	Interest expense, net of amounts capitalized	$(1)	$(1)

Mississippi Power
Interest rate derivatives	$(15)	$—	Interest expense, net of amounts capitalized	$—	$—

Southern Power
Energy-related derivatives	$1	$4	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense, net of amounts capitalized	(8)	(8)

Total	$1	$4		$(8)	$(8)

There was no material ineffectiveness recorded in earnings for any registrant for any period presented.
For the three months and nine months ended September 30, 2011 and September 30, 2010, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income were immaterial for all registrants.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2011, the fair value of derivative liabilities with contingent features, by registrant, was as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power
			(in millions)
Derivative liabilities	$32	$7	$16	$2	$5	$2
At September 30, 2011, the registrants had no collateral posted with their derivative counterparties; however, because of the joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, is $32 million for each registrant.
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

Southern Company’s reportable business segments are the sale of electricity primarily in the Southeast by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $85 million and $239 million for the three and nine months ended September 30, 2011, respectively, and $93 million and $288 million for the three and nine months ended September 30, 2010, respectively. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other intersegment revenues are not material. Financial data for business segments and products and services was as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2011:
Operating revenues	$5,145	$363	$(97)	$5,411	$38	$(21)	$5,428
Segment net income (loss)*	862	56	—	918	—	(2)	916
Nine Months Ended September 30, 2011:
Operating revenues	$13,246	$950	$(288)	$13,908	$114	$(61)	$13,961
Segment net income (loss)*	1,805	138	—	1,943	2	(3)	1,942
Total assets at September 30, 2011	$52,949	$3,757	$(160)	$56,546	$1,431	$(634)	$57,343

Three Months Ended September 30, 2010:
Operating revenues	$5,066	$357	$(124)	$5,299	$40	$(19)	$5,320
Segment net income (loss)*	756	63	—	819	(1)	(1)	817
Nine Months Ended September 30, 2010:
Operating revenues	$13,127	$862	$(367)	$13,622	$122	$(59)	$13,685
Segment net income (loss)*	1,713	109	—	1,822	2	(2)	1,822
Total assets at December 31, 2010	$51,144	$3,438	$(128)	$54,454	$1,178	$(600)	$55,032

* After dividends on preferred and preference stock of subsidiaries
Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total
		(in millions)
Three Months Ended September 30, 2011	$4,693	$557	$161	$5,411
Three Months Ended September 30, 2010	4,573	566	160	5,299
Nine Months Ended September 30, 2011	$11,931	$1,513	$464	$13,908
Nine Months Ended September 30, 2010	11,603	1,581	438	13,622

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

Item 6.	Exhibits.
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

Mississippi Power

(e)1	-	Assignment and Assumption Agreement dated as of October 20, 2011, between Mississippi Power and Juniper Capital L.P. (Designated in Form 8-K dated October 20, 2011, File No. 001-11229, as Exhibit 2.1.)

(e)2	-	Bond Assumption and Exchange Agreement, dated as of October 20, 2011, by and among Mississippi Business Finance Corporation, Mississippi Power, and the bondholders parties thereto. (Designated in Form 8-K dated October 20, 2011, File No. 001-11229, as Exhibit 2.2.)
(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)1	-	Seventh Supplemental Indenture to Senior Notes Indenture dated as of August 23, 2011, providing for the issuance of the Series 2011A 1.95% Senior Notes due September 1, 2016. (Designated in Form 8-K dated August 16, 2011, File No. 001-03526, as Exhibit 4.2.)

Mississippi Power

(e)1	-	Eleventh Supplemental Indenture to Senior Note Indenture dated as of October 19, 2011, providing for the issuance of the Series 2011A 2.35% Senior Notes due October 15, 2016. (Designated in Form 8-K dated October 11, 2011, File No. 001-11229, as Exhibit 4.2(a).)

(e)2	-	Twelfth Supplemental Indenture to Senior Note Indenture dated as of October 19, 2011, providing for the issuance of the Series 2011B 4.75% Senior Notes due October 15, 2041. (Designated in Form 8-K dated October 11, 2011, File No. 001-11229, as Exhibit 4.2(b).)

Southern Power

(f)1	-	Fourth Supplemental Indenture to Senior Note Indenture dated as of September 22, 2011, providing for the issuance of the Series 2011A 5.150% Senior Notes due September 15, 2041. (Designated in Form 8-K dated September 14, 2011, File No. 333-98553, as Exhibit 4.4.)
(12) Computation of Ratio of Earnings to Fixed Charges

Southern Company

(a)1	Computation of ratio of earnings to fixed charges.

(a)2	Computation of ratio of earnings to fixed charges plus preferred dividend requirements (pre-income tax basis).

Alabama Power

(b)1	Computation of ratio of earnings to fixed charges.

(b)2	Computation of ratio of earnings to fixed charges plus preferred dividend requirements (pre-income tax basis).

Georgia Power
(c)1	Computation of ratio of earnings to fixed charges.

(c)2	Computation of ratio of earnings to fixed charges plus preferred dividend requirements (pre-income tax basis).

Gulf Power

(d)1	Computation of ratio of earnings to fixed charges.

(d)2	Computation of ratio of earnings to fixed charges plus preferred dividend requirements (pre-income tax basis).

Mississippi Power

(e)1	Computation of ratio of earnings to fixed charges.

(e)2	Computation of ratio of earnings to fixed charges plus preferred dividend requirements (pre-income tax basis).

Southern Power

(f)1	Computation of ratio of earnings to fixed charges.

(f)2	Computation of ratio of earnings to fixed charges plus preferred dividend requirements (pre-income tax basis).
(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 001-31737 as Exhibit 24(d)1 and incorporated herein by reference.)

(d)2	-	Power of Attorney Mark A. Crosswhite. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 001-31737 as Exhibit 24(d)2 and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2010, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)
(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power
(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power
(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL — Related Documents
INS	XBRL Instance Document
SCH	XBRL Taxonomy Extension Schema Document
CAL	XBRL Taxonomy Calculation Linkbase Document
DEF	XBRL Definition Linkbase Document
LAB	XBRL Taxonomy Label Linkbase Document
PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: November 7, 2011

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
Date: November 7, 2011

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
Date: November 7, 2011

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
Date: November 7, 2011

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
Date: November 7, 2011

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

Date: November 7, 2011