Form 10-Q
period 2012-03-31
ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2012-05-07
CIK 3153, 41091, 44545, 66904, 92122, 1160661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
1-3526	The Southern Company (A Delaware Corporation) 30 Ivan Allen Jr. Boulevard, N.W. Atlanta, Georgia 30308 (404) 506-5000	58-0690070

1-3164	Alabama Power Company (An Alabama Corporation) 600 North 18th Street Birmingham, Alabama 35203 (205) 257-1000	63-0004250

1-6468	Georgia Power Company (A Georgia Corporation) 241 Ralph McGill Boulevard, N.E. Atlanta, Georgia 30308 (404) 506-6526	58-0257110

001-31737	Gulf Power Company (A Florida Corporation) One Energy Place Pensacola, Florida 32520 (850) 444-6111	59-0276810

001-11229	Mississippi Power Company (A Mississippi Corporation) 2992 West Beach Gulfport, Mississippi 39501 (228) 864-1211	64-0205820

333-98553	Southern Power Company (A Delaware Corporation) 30 Ivan Allen Jr. Boulevard, N.W. Atlanta, Georgia 30308 (404) 506-5000	58-2598670

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

Registrant	Large Accelerated Filer	Accelerated Filer	Non- accelerated Filer	Smaller Reporting Company
The Southern Company	X
Alabama Power Company			X
Georgia Power Company			X
Gulf Power Company			X
Mississippi Power Company			X
Southern Power Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑ (Response applicable to all registrants.)

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2012
The Southern Company	Par Value $5 Per Share	868,690,126
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	4,542,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000

This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

		Page Number
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	160
Item 1A.	Risk Factors	160
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	161
	Signatures	165

DEFINITIONS

Term	Meaning
2010 ARP	Alternate Rate Plan approved by the Georgia PSC for Georgia Power, which became effective January 1, 2011 and will continue through December 31, 2013
2011 IRP Update	Georgia Power’s 2011 Integrated Resource Plan update filed with the Georgia PSC on August 4, 2011
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2011
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
Kemper IGCC	Integrated coal gasification combined cycle facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
MW	Megawatt
MWH	Megawatt-hour
NCCR	Georgia Power’s Nuclear Construction Cost Recovery
NDR	Alabama Power’s natural disaster reserve
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income
PEP	Mississippi Power’s Performance Evaluation Plan
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
ROE	Return on equity
SEC	Securities and Exchange Commission

SMEPA	South Mississippi Electric Power Association
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Power	Southern Power Company
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail sales, retail rates, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related estimated expenditures, future earnings, access to sources of capital, projections for the qualified pension plan and other postretirement benefit plan contributions, financing activities, start and completion of construction projects, plans and estimated costs for new generation resources, filings with state and federal regulatory authorities, impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, estimated sales and purchases under new power sale and purchase agreements, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•

current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, and IRS and state tax audits;

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

•

regulatory approvals and actions related to the Kemper IGCC, including Mississippi PSC approvals, potential DOE loan guarantees, the SMEPA purchase decision, utilization of investment tax credits, and the outcome of any further proceedings regarding the Mississippi PSC’s issuance of the CPCN;

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

THE SOUTHERN COMPANY

AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Operating Revenues:
Retail revenues	$3,092	$3,396
Wholesale revenues	349	449
Other electric revenues	148	150
Other revenues	15	17

Total operating revenues	3,604	4,012

Operating Expenses:
Fuel	1,064	1,476
Purchased power	141	100
Other operations and maintenance	967	944
Depreciation and amortization	441	418
Taxes other than income taxes	225	220

Total operating expenses	2,838	3,158

Operating Income	766	854
Other Income and (Expense):
Allowance for equity funds used during construction	31	35
Interest expense, net of amounts capitalized	(211)	(222)
Other income (expense), net	(2)	2

Total other income and (expense)	(182)	(185)

Earnings Before Income Taxes	584	669
Income taxes	200	231

Consolidated Net Income	384	438
Dividends on Preferred and Preference Stock of Subsidiaries	16	16

Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$368	$422

Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.42	$0.50
Diluted EPS	$0.42	$0.49
Average number of shares of common stock outstanding (in millions)
Basic	868	848
Diluted	877	854
Cash dividends paid per share of common stock	$0.4725	$0.4550

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Consolidated Net Income	$384	$438
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $2 and $2, respectively	3	3
Reclassification adjustment for amounts included in net income, net of tax of $1 and $2, respectively	2	3
Marketable securities:
Change in fair value, net of tax of $- and $-, respectively	—	(1)
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1 and $1, respectively	1	(1)

Total other comprehensive income (loss)	6	4

Dividends on preferred and preference stock of subsidiaries	(16)	(16)

Comprehensive Income	$374	$426

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Operating Activities:
Consolidated net income	$384	$438
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	529	501
Deferred income taxes	104	174
Allowance for equity funds used during construction	(31)	(35)
Pension, postretirement, and other employee benefits	16	(11)
Stock based compensation expense	25	21
Other, net	2	(16)
Changes in certain current assets and liabilities —
-Receivables	372	276
-Fossil fuel stock	(218)	(42)
-Other current assets	(60)	(77)
-Accounts payable	(136)	(108)
-Accrued taxes	(167)	131
-Accrued compensation	(305)	(277)
-Other current liabilities	53	23

Net cash provided from operating activities	568	998

Investing Activities:
Property additions	(1,231)	(1,086)
Distribution of restricted cash	—	61
Nuclear decommissioning trust fund purchases	(336)	(928)
Nuclear decommissioning trust fund sales	334	924
Proceeds from property sales	2	14
Cost of removal, net of salvage	(32)	(15)
Change in construction payables	(156)	136
Other investing activities	(8)	10

Net cash used for investing activities	(1,427)	(884)

Financing Activities:
Increase (decrease) in notes payable, net	174	(54)
Proceeds —
Long-term debt issuances	1,400	937
Interest-bearing refundable deposit related to asset sale	150	—
Common stock issuances	116	193
Redemptions —
Long-term debt	(827)	(824)
Payment of common stock dividends	(410)	(385)
Payment of dividends on preferred and preference stock of subsidiaries	(16)	(16)
Other financing activities	1	(2)

Net cash provided from (used for) financing activities	588	(151)

Net Change in Cash and Cash Equivalents	(271)	(37)
Cash and Cash Equivalents at Beginning of Period	1,315	447

Cash and Cash Equivalents at End of Period	$1,044	$410

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $21 and $17 capitalized for 2012 and 2011, respectively)	$178	$197
Income taxes (net of refunds)	2	(357)
Noncash transactions — accrued property additions at end of period	420	531

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2012	At December 31, 2011
	(in millions)
Current Assets:
Cash and cash equivalents	$1,044	$1,315
Restricted cash and cash equivalents	7	8
Receivables —
Customer accounts receivable	936	1,074
Unbilled revenues	358	376
Under recovered regulatory clause revenues	5	143
Other accounts and notes receivable	226	282
Accumulated provision for uncollectible accounts	(24)	(26)
Fossil fuel stock, at average cost	1,585	1,367
Materials and supplies, at average cost	898	903
Vacation pay	161	160
Prepaid expenses	519	385
Other regulatory assets, current	267	239
Other current assets	59	46

Total current assets	6,041	6,272

Property, Plant, and Equipment:
In service	60,073	59,744
Less accumulated depreciation	21,327	21,154

Plant in service, net of depreciation	38,746	38,590
Other utility plant, net	54	55
Nuclear fuel, at amortized cost	830	774
Construction work in progress	6,225	5,591

Total property, plant, and equipment	45,855	45,010

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,280	1,207
Leveraged leases	654	649
Miscellaneous property and investments	260	262

Total other property and investments	2,194	2,118

Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,381	1,365
Unamortized debt issuance expense	163	156
Unamortized loss on reacquired debt	279	285
Deferred under recovered regulatory clause revenues	24	48
Other regulatory assets, deferred	3,486	3,532
Other deferred charges and assets	451	481

Total deferred charges and other assets	5,784	5,867

Total Assets	$59,874	$59,267

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders’ Equity	At March 31, 2012	At December 31, 2011
	(in millions)
Current Liabilities:
Securities due within one year	$1,881	$1,717
Interest-bearing refundable deposit related to asset sale	150	—
Notes payable	1,029	859
Accounts payable	1,262	1,553
Customer deposits	358	347
Accrued taxes —
Accrued income taxes	51	13
Unrecognized tax benefits	12	22
Other accrued taxes	198	425
Accrued interest	249	226
Accrued vacation pay	204	205
Accrued compensation	158	450
Liabilities from risk management activities	219	209
Other regulatory liabilities, current	153	125
Other current liabilities	393	426

Total current liabilities	6,317	6,577

Long-term Debt	19,051	18,647

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	9,001	8,809
Deferred credits related to income taxes	220	224
Accumulated deferred investment tax credits	651	611
Employee benefit obligations	2,432	2,442
Asset retirement obligations	1,341	1,321
Other cost of removal obligations	1,178	1,165
Other regulatory liabilities, deferred	324	297
Other deferred credits and liabilities	578	514

Total deferred credits and other liabilities	15,725	15,383

Total Liabilities	41,093	40,607

Redeemable Preferred Stock of Subsidiaries	375	375

Stockholders’ Equity:
Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — March 31, 2012: 869 million shares
— December 31, 2011: 866 million shares
Treasury — March 31, 2012: 0.5 million shares
— December 31, 2011: 0.5 million shares
Par value	4,346	4,328
Paid-in capital	4,550	4,410
Treasury, at cost	(18)	(17)
Retained earnings	8,926	8,968
Accumulated other comprehensive loss	(105)	(111)

Total Common Stockholders’ Equity	17,699	17,578
Preferred and Preference Stock of Subsidiaries	707	707

Total Stockholders’ Equity	18,406	18,285

Total Liabilities and Stockholders’ Equity	$59,874	$59,267

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2012 vs. FIRST QUARTER 2011

OVERVIEW

Southern Company is a holding company that owns all of the common stock of the traditional operating companies — Alabama Power, Georgia Power, Gulf Power, and Mississippi Power — and Southern Power and other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system’s primary business of electricity sales by the traditional operating companies and Southern Power. The four traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company’s other business activities include investments in leveraged lease projects and telecommunications. For additional information on these businesses, see BUSINESS — The Southern Company System — “Traditional Operating Companies,” “Southern Power,” and “Other Businesses” in Item 1 of the Form 10-K.

Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Net Income

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(54)	(12.8)

Southern Company’s first quarter 2012 net income after dividends on preferred and preference stock of subsidiaries was $368 million ($0.42 per share) compared to $422 million ($0.50 per share) for the first quarter 2011. The decrease for the first quarter 2012 when compared to the corresponding period in 2011 was primarily the result of a decrease in revenues due to milder weather, an increase in depreciation on additional plant in service related to new generation, transmission, distribution, and environmental projects, an increase in operations and maintenance expenses, and lower energy revenues at Southern Power. The net income decrease for the first quarter 2012 was partially offset by increases in revenues associated with the elimination of a tax-related adjustment under Alabama Power’s rate structure, an increase related to retail revenue rate effects at Georgia Power, an increase related to interim retail rate revenues at Gulf Power, and an increase in industrial KWH sales.

Retail Revenues

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(304)	(9.0)

In the first quarter 2012, retail revenues were $3.1 billion compared to $3.4 billion for the corresponding period in 2011.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the change to retail revenues were as follows:

	First Quarter 2012

	(in millions)	(% change)
Retail — prior year	$3,396
Estimated change in —
Rates and pricing	59	1.7
Sales growth (decline)	17	0.5
Weather	(113)	(3.3)
Fuel and other cost recovery	(267)	(7.9)

Retail – current year	$3,092	(9.0)%

Revenues associated with changes in rates and pricing increased in the first quarter 2012 when compared to the corresponding period in 2011 primarily due to the elimination of a tax-related adjustment under Alabama Power’s rate structure and an increase related to interim retail rate revenues at Gulf Power. Also contributing to the increase were increases in retail revenues at Georgia Power associated with rate pricing effects due to decreased customer usage and the NCCR and demand-side management tariff increases, partially offset by lower contributions from market-driven rates from commercial and industrial customers.

Revenues attributable to changes in sales increased in the first quarter 2012 when compared to the corresponding period in 2011. The increase was due to a 1.9% increase in industrial KWH sales and a 0.6% increase in weather-adjusted residential KWH sales, partially offset by a 1.3% decrease in weather-adjusted commercial KWH sales. Increased demand in the pipelines, transportation, and primary metals sectors was the main contributor to the increase in industrial KWH sales.

Revenues resulting from changes in weather decreased $113 million in the first quarter 2012 as a result of milder weather when compared to the corresponding period in 2011.

Fuel and other cost recovery revenues decreased $267 million in the first quarter 2012 when compared to the corresponding period in 2011. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

Wholesale Revenues

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(100)	(22.3)

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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2012, wholesale revenues were $349 million compared to $449 million for the corresponding period in 2011, reflecting a $107 million decrease in energy revenues and a $7 million increase in capacity revenues. The decrease in the first quarter 2012 was primarily related to lower energy sales mainly due to lower customer demand and a reduction in the average price of energy.

Fuel and Purchased Power Expenses

First Quarter 2012 vs. First Quarter 2011

	(change in millions)	(% change)
Fuel	$ (412)	(27.9)
Purchased power	41	41.0

Total fuel and purchased power expenses	$ (371)

In the first quarter 2012, total fuel and purchased power expenses were $1.2 billion compared to $1.6 billion for the corresponding period in 2011. The decrease in the first quarter 2012 when compared to the corresponding period in 2011 was primarily the result of a $395 million decrease in the average cost of fuel and purchased power, partially offset by a $24 million net increase related to total KWHs generated and purchased.

Fuel expenses at the traditional operating companies are generally offset by fuel revenues and do not have a significant effect on net income. See FUTURE EARNINGS POTENTIAL — “PSC Matters — Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.

Details of the Southern Company system’s generation and purchased power were as follows:

	First Quarter 2012	First Quarter 2011

Total generation (billions of KWHs)	39	46
Total purchased power (billions of KWHs)	4	1

Sources of generation (percent) —
Coal	35	53
Nuclear	19	16
Gas	42	28
Hydro	4	3

Cost of fuel, generated (cents per net KWH) —
Coal	4.09	3.96
Nuclear	0.80	0.67
Gas	2.77	3.93

Average cost of fuel, generated (cents per net KWH)	2.85	3.39
Average cost of purchased power (cents per net KWH)*	3.88	9.25

*	Average cost of purchased power includes fuel purchased by the electric utilities for tolling agreements where power is generated by the provider.

In the first quarter 2012, fuel expense was $1.1 billion compared to $1.5 billion for the corresponding period in 2011. The decrease in the first quarter 2012 when compared to the corresponding period in 2011 was primarily due to a 29.5% decrease in the average cost of gas per KWH generated, a higher percentage of generation from lower cost natural gas-fired resources, and lower customer demand mainly due to milder weather.

In the first quarter 2012, purchased power expense was $141 million compared to $100 million for the corresponding period in 2011. The increase in the first quarter 2012 when compared to the corresponding period in 2011 was primarily due to a 298.2% increase in the volume of KWHs purchased as the market cost of available energy was lower than the marginal cost of generation available, partially offset by a 58.1% decrease in the average cost per KWH purchased.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy purchases will vary depending on demand for energy within the Southern Company system’s service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system’s generation, and the availability of the Southern Company system’s generation.

Other Operations and Maintenance Expenses

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$23	2.4

In the first quarter 2012, other operations and maintenance expenses were $967 million compared to $944 million for the corresponding period in 2011. The increase in the first quarter 2012 when compared to the corresponding period in 2011 was primarily the result of a $43 million increase in administrative and general costs primarily due to increases in pension costs, property insurance, and other employee benefits. Also contributing to the increase was a $6 million increase in customer service and sales related costs. The increase in the first quarter 2012 was partially offset by a $13 million decrease primarily related to scheduled outage and maintenance costs and commodity and labor costs, as well as an $11 million decrease at Mississippi Power related to the expiration of an operating lease for Plant Daniel Units 3 and 4. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Purchase of the Plant Daniel Combined Cycle Generating Units” of Southern Company in Item 7 of the Form 10-K for additional information.

Depreciation and Amortization

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$23	5.5

In the first quarter 2012, depreciation and amortization was $441 million compared to $418 million for the corresponding period in 2011. The increase for the first quarter 2012 when compared to the corresponding period in 2011 was primarily the result of an increase in depreciation due to additional plant in service related to new generation at Georgia Power’s Plant McDonough Unit 4 that went into service in December 2011, as well as transmission, distribution, and environmental projects.

Allowance for Equity Funds Used During Construction

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(4)	(11.4)

In the first quarter 2012, AFUDC equity was $31 million compared to $35 million for the corresponding period in 2011. The decrease for the first quarter 2012 when compared to the corresponding period in 2011 was primarily due to the completion of Georgia Power’s Plant McDonough Unit 4 in December 2011, partially offset by CWIP related to Mississippi Power’s Kemper IGCC.

Interest Expense, Net of Amounts Capitalized

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(11)	(5.0)

In the first quarter 2012, interest expense, net of amounts capitalized was $211 million compared to $222 million for the corresponding period in 2011. The decrease for the first quarter 2012 when compared to the corresponding period in 2011 was primarily due to lower interest rates on outstanding debt and a refinancing of long-term debt during 2011 at

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Power. Also contributing to the decrease was an increase in capitalized interest associated with construction projects at Southern Power.

Income Taxes

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(31)	(13.4)

In the first quarter 2012, income taxes were $200 million compared to $231 million for the corresponding period in 2011. The decrease for the first quarter 2012 when compared to the corresponding period in 2011 was primarily the result of lower pre-tax earnings.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the traditional operating companies’ ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently incurred costs during a time of increasing costs. Another major factor is the profitability of the competitive wholesale supply business. Future earnings for the electricity business in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities and other wholesale customers, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale supply business also depends on numerous factors including creditworthiness of customers, total generating capacity available and related costs, future acquisitions and construction of generating facilities, and the successful remarketing of capacity as current contracts expire. Changes in economic conditions impact sales for the traditional operating companies and Southern Power, and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.

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

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power (including claims related to a unit co-owned by Mississippi Power). At the same time, the EPA asked the U.S. Court of Appeals for

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Eleventh Circuit to stay its appeal of the judgment in favor of Alabama Power. Alabama Power filed oppositions to the EPA’s motion and its request for a stay. On March 29, 2012, the U.S. Court of Appeals for the Eleventh Circuit denied the EPA’s request to stay its appeal. The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment. The ultimate outcome of this matter cannot be determined at this time.

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Climate Change Litigation — Hurricane Katrina Case” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Climate Change Litigation — Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed on May 27, 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

Environmental Statutes and Regulations

General

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — General” of Southern Company in Item 7 of the Form 10-K for information regarding the Southern Company system’s estimated base level capital expenditures to comply with existing statutes and regulations for 2012 through 2014, as well as the Southern Company system’s preliminary estimates for potential incremental environmental compliance investments associated with complying with the EPA’s final Mercury and Air Toxics Standards (MATS) rule (formerly referred to as the Utility Maximum Achievable Control Technology rule) and the EPA’s proposed water and coal combustion byproducts rules. The Southern Company system is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules.

The Southern Company system’s compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated, including any proposed environmental regulations; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and the fuel mix of the electric utilities. These costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, the addition of new generating resources, and changing fuel sources for certain existing units. The Southern Company system’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

As part of Southern Electric Generating Company’s (SEGCO) environmental compliance strategy, the Board of Directors of SEGCO approved adding natural gas as the primary fuel source in 2015 for its 1,000 MWs of generating capacity and the construction of the necessary natural gas pipeline. SEGCO is jointly owned by Alabama Power and Georgia Power. The capacity of SEGCO’s units is sold to Alabama Power and Georgia Power through a PPA. The impact of SEGCO’s ultimate compliance strategy on such PPA costs cannot be determined at this time; however, if such costs cannot continue to be recovered through retail rates, they could have a material impact on Southern Company’s financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information on the eight-hour ozone air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. The only area within the traditional operating companies’ service territory designated as a nonattainment area was a 15-county area within metropolitan Atlanta.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court of Appeals for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Coal Combustion Byproducts” of Southern Company in Item 7 of the Form 10-K for additional information. On April 5, 2012, 10 environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts as soon as possible. Other parties are expected to file similar challenges. The ultimate outcome of this matter cannot be determined at this time.

Global Climate Issues

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for additional information. On April 13, 2012, the EPA published proposed regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel steam electric generating units. As proposed, the standards would not apply to existing units. The EPA has delayed its plans to propose greenhouse gas emissions performance standards for modified sources and emissions guidelines for existing sources. The impact of this rulemaking will depend on the scope and specific requirements of the final rule and the outcome of any legal challenges and, therefore, cannot be determined at this time.

PSC Matters

Retail Fuel Cost Recovery

The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. The traditional operating companies have experienced lower pricing for natural gas resulting in an increase in natural gas generation and a decrease in coal generation, which is currently more costly. The lower cost of natural gas has resulted in total over recovered fuel costs at Georgia Power, Gulf Power, and Mississippi Power included in Southern Company’s Condensed Balance Sheets herein of approximately $102 million at March 31, 2012. At March 31, 2012, Alabama Power had under recovered fuel costs included in Southern Company’s Condensed Balance Sheet herein of approximately $6 million. At December 31, 2011, total under recovered fuel costs at Alabama Power and Georgia Power included in Southern Company’s Condensed Balance Sheet herein were approximately $169 million, and Gulf Power and Mississippi Power had a total over recovered fuel balance included in Southern Company’s Condensed Balance Sheet herein of approximately $52 million. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company’s revenues or net income, but will affect annual cash flow. The traditional operating companies continuously monitor their under or over recovered fuel cost balances.

On March 30, 2012, Georgia Power filed a request with the Georgia PSC to decrease fuel rates by 19%, which is expected to reduce annual billings by $567 million. The decrease in fuel costs is driven primarily by lower natural gas prices as a result of increased natural gas supplies. The Georgia PSC is scheduled to vote on this matter on June 21, 2012. As proposed, the rate decrease would become effective July 1, 2012; however, Georgia Power is currently working

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with the Georgia PSC to potentially implement the proposed decrease effective June 1, 2012. The ultimate outcome of this matter cannot be determined at this time.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Alabama Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Georgia Power — Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

Georgia Power

2011 Integrated Resource Plan Update

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality,” “— Water Quality,” and “— Coal Combustion Byproducts” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Georgia Power — Rate Plans” and “— 2011 Integrated Resource Plan Update” in Item 8 of the Form 10-K for additional information regarding proposed and final EPA rules and regulations, including the MATS rule for coal- and oil-fired electric utility steam generating units, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; the 2010 ARP; and the 2011 IRP Update.

On March 20, 2012, the Georgia PSC approved Georgia Power’s request to decertify and retire two coal-fired generation units at Plant Branch as of October 31, 2013 and December 31, 2013 and an oil-fired unit at Plant Mitchell as of March 26, 2012, which was included in Georgia Power’s 2011 IRP Update. The Georgia PSC also approved three PPAs totaling 998 MWs with Southern Power for capacity and energy that will commence in 2015 and end in 2030. The PPAs remain subject to FERC approval. The ultimate outcome of this matter cannot be determined at this time.

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Southern Company through 2013. Due to the significant amount of estimated bonus depreciation for 2012, a portion of Southern Company’s tax credit utilization will be deferred. Consequently, Southern Company’s positive cash flow benefit is estimated to be between $530 million and $720 million in 2012.

Construction Program

The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new generating facilities, including natural gas, biomass, and solar units at Southern Power, natural gas units and Plant Vogtle Units 3 and 4 at Georgia Power, and the Kemper IGCC at Mississippi Power, as well as adding or changing fuel sources for certain existing units, adding environmental control equipment, and expanding the transmission and distribution systems. For the traditional operating companies, major generation construction projects are subject to state PSC approvals in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. See Note 7 to the financial statements of Southern Company under “Construction

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Program” in Item 8 of the Form 10-K for estimated construction expenditures for the next three years. In addition, see Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters — Georgia Power — Nuclear Construction,” “Retail Regulatory Matters — Georgia Power — Other Construction,” and “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “Retail Regulatory Matters — Georgia Power — Nuclear Construction” and “Integrated Coal Gasification Combined Cycle” herein for additional information.

Investments in Leveraged Leases

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Investments in Leveraged Leases” of Southern Company in Item 7 and Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional information.

The recent financial and operational performance of one of Southern Company’s lessees and the associated generation assets has raised potential concerns on the part of Southern Company as to the credit quality of the lessee and the residual value of the assets. Southern Company is currently engaged in discussions with the lessee and the holders of the project’s nonrecourse debt to restructure the debt payments and the related rental payments to allow additional capital investment in the project to be made to improve the operation of the generation assets and the financial viability of the lease transaction. Southern Company continues to monitor the performance of the underlying assets and to evaluate the ability of the lessee to continue to make the required lease payments. If the attempts at restructuring the project are unsuccessful and the project is ultimately abandoned, the potential impairment loss that would be incurred is approximately $90 million on an after-tax basis. The ultimate outcome of this matter cannot be determined at this time.

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

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Other Matters” of Southern Company in Item 7 of the Form 10-K for additional information regarding the earthquake and tsunami that struck Japan in March 2011. On March 12, 2012, the NRC issued three orders and a request for information based on the NRC task force report recommendations that included, among other items, additional mitigation strategies for beyond-design-basis events, enhanced spent fuel pool instrumentation capabilities, hardened vents for certain classes of containment structures, including the one in use at Plant Hatch, site specific evaluations for seismic and flooding hazards, and various plant evaluations to ensure adequate coping capabilities during station blackout and other conditions. The staff of the NRC expects to issue additional implementation guidance by August 2012. The final form and the resulting impact of any changes to safety requirements for nuclear reactors will be dependent on further review and action by the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NRC and cannot be determined at this time. See RISK FACTORS of Southern Company in Item 1A of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Overview” of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company’s financial condition remained stable at March 31, 2012. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $568 million for the first quarter 2012, a decrease of $430 million from the corresponding period in 2011. Significant changes in operating cash flow for the first quarter 2012 compared to the corresponding period in 2011 include an increase in fossil fuel stock levels due to reduced consumption as a result of milder weather in the first quarter 2012 and a decrease in accrued taxes primarily due to the timing of tax payments. Net cash used for investing activities totaled $1.4 billion for the first quarter 2012, an increase of $543 million from the corresponding period in 2011. This increase was primarily due to property additions to utility plant. Net cash provided from financing activities totaled $588 million for the first quarter 2012 compared to $151 million net cash used for financing activities in the corresponding period in 2011. This change was primarily due to an increase in short-term debt outstanding, an increase in long-term debt issuances, and the receipt of an interest-bearing refundable deposit related to a pending asset sale at Mississippi Power.

Significant balance sheet changes for the first quarter 2012 include an increase of $845 million in total property, plant, and equipment for the construction of generation, transmission, and distribution facilities. Other significant changes include an increase in long-term debt of $404 million due to senior note issuances.

The market price of Southern Company’s common stock at the end of the first quarter 2012 was $44.93 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $20.37 per share, representing a market-to-book ratio of 221%, compared to $46.29, $20.32, and 228%, respectively, at the end of 2011. The dividend for the first quarter 2012 was $0.4725 per share compared to $0.4550 per share in the first quarter 2011. In April 2012, the quarterly dividend payable in June 2012 was increased to $0.49 per share.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for the construction programs of the Southern Company system and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Approximately $1.9 billion will be required through March 31, 2013 to fund maturities and announced redemptions of long-term debt.

The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet new regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

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

In addition, Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE. There can be no assurance that the DOE will issue federal loan guarantees for Mississippi Power. Mississippi Power also received DOE grant funds of $245 million that were used for the construction of the Kemper IGCC. An additional $25 million is expected to be received for the initial operation of the Kemper IGCC.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business of the Southern Company system. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs which are backed by bank credit facilities.

At March 31, 2012, Southern Company and its subsidiaries had approximately $1.0 billion of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2012 were as follows:

	Expires					Executable Term Loans		Due Within One Year(a)
Company	2012	2013	2014 and Beyond	Total	Unused	One Year	Two Year	Term Out	No Term Out
	(in millions)			(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	121	35	1,150	1,306	1,306	51	—	51	71
Georgia Power	—	—	1,750	1,750	1,745	—	—	—	—
Gulf Power	75	35	165	275	275	75	—	75	35
Mississippi Power	106	25	165	296	296	25	41	66	65
Southern Power	—	—	500	500	500	—	—	—	—
Other	25	25	—	50	50	25	—	25	—
Total	$327	$120	$4,730	$5,177	$5,172	$176	$41	$217	$171

(a)	Reflects facilities expiring on or before March 31, 2013.

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

A portion of the unused credit with banks is allocated to provide liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2012 was approximately $1.8 billion.

The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the traditional operating companies.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings, excluding $2 million in notes payable related to other energy service contracts, were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)		(in millions)
March 31, 2012:
Commercial paper	$ 728	0.3%	$583	0.3%	$938
Short-term bank debt	300	1.1%	290	1.2%	300

Total	$1,028	0.6%	$873	0.6%

(a)	Average and maximum amounts are based upon daily balances during the period.

Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

Credit Rating Risk

Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. The maximum potential collateral requirements under these contracts at March 31, 2012 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements

(in millions)
At BBB and Baa2	$ 9
At BBB- and/or Baa3	624
Below BBB- and/or Baa3	2,833

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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to cost-based rate regulation and other various cost recovery mechanisms, the traditional operating companies continue to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts or heat-rate contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. Southern Company had no material change in market risk exposure for the first quarter 2012 when compared with the December 31, 2011 reporting period.

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three months ended March 31, 2012 were as follows:

First Quarter 2012 Changes

Fair Value

(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(231)
Contracts realized or settled	50
Current period changes(a)	(84)

Contracts outstanding at the end of the period, assets (liabilities), net	$(265)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2012 was a decrease of $34 million, of which $18 million related to natural gas swaps, $15 million related to natural gas options, and $1 million related to other energy-related derivatives. The change is attributable to both the volume of mmBtu and the price of natural gas. At March 31, 2012, Southern Company had a net hedge volume of 221 million mmBtu, which consisted of 123 million mmBtu of swaps and 98 million mmBtu of options. The weighted average swap contract cost was approximately $1.71 per mmBtu above market prices. At December 31, 2011, Southern Company had a net hedge volume of 189 million mmBtu, which consisted of 123 million mmBtu of swaps and 66 million mmBtu of options. The weighted average swap contract cost was approximately $1.51 per mmBtu above market prices. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. The majority of the natural gas hedge gains and losses are recovered through the traditional operating companies’ fuel cost recovery clauses.

The net fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

Asset (Liability) Derivatives	March 31, 2012	December 31, 2011

	(in millions)
Regulatory hedges	$(249)	$(221)
Cash flow hedges	(1)	(1)
Not designated	(15)	(9)

Total fair value	$(265)	$(231)

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

Total net unrealized pre-tax gains (losses) recognized in income for the three months ended March 31, 2012 and 2011 were not material.

Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2012 were as follows:

	March 31, 2012 Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$ —	$ —	$ —	$—
Level 2	(265)	(197)	(66)	(2)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(265)	$(197)	$(66)	$ (2)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Southern Company. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The impact, if any, cannot be determined until all relevant regulations are finalized.

For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Company in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.

Financing Activities

During the first quarter 2012, Southern Company issued approximately 3.6 million shares of common stock for $115 million through employee and director stock plans. The proceeds were primarily used for general corporate purposes, including the investment by Southern Company in its subsidiaries, and to repay short-term indebtedness. While Southern Company continues to issue additional equity through its employee and director equity compensation plans, Southern Company is not currently issuing additional shares of common stock through the Southern Investment Plan or its employee savings plan. All sales under the Southern Investment Plan and the employee savings plan are currently being funded with shares acquired on the open market by the independent plan administrators.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table outlines the debt financing activities for the quarter ended March 31, 2012:

Company*	Senior Note Issuances	Senior Note Redemptions and Maturities	Other Long- Term Debt Redemptions and Maturities

	(in millions)
Southern Company	$ —	$500	$ —
Alabama Power	250	—	1
Georgia Power	750	—	250
Mississippi Power	400	—	75

Total	$1,400	$500	$326

*	Gulf Power and Southern Power did not issue or redeem any long-term debt during the first quarter 2012.

Southern Company’s subsidiaries used the proceeds of the debt issuances shown in the table above for the redemptions and maturities shown in the table above to repay short-term indebtedness and for general corporate purposes, including their respective continuous construction programs.

On January 17, 2012, Southern Company’s $500 million aggregate principal amount of Series 2007A 5.30% Senior Notes matured.

On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the sale price for the pending sale of a 17.5% undivided interest in the Kemper IGCC. Until the acquisition is closed, the deposit bears interest at Mississippi Power’s AFUDC rate and is refundable to SMEPA upon termination of the asset purchase agreement related to such purchase, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power’s senior unsecured credit rating falls below a BBB+ and/or Baa1.

Subsequent to March 31, 2012, Alabama Power redeemed $250 million aggregate principal amount of its Series 2007B 5.875% Senior Notes due April 1, 2047.

Subsequent to March 31, 2012, Mississippi Power announced the redemption of $90 million aggregate principal amount of its Series E 5-5/8% Senior Notes due May 1, 2033 that will occur on May 15, 2012.

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

(b) Changes in internal controls.

There have been no changes in Southern Company’s and Alabama Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter 2012 that have materially affected or are reasonably likely to materially affect Southern Company’s or Alabama Power’s internal control over financial reporting, other than as described in the next sentence. During the first quarter 2012, Alabama Power implemented new accounts payable, supply chain, and work management systems. The implementation of these systems provides additional operational and internal control benefits including system security and automation of previously manual controls. These process improvement initiatives were not in response to an identified internal control deficiency.

There have been no changes in Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter 2012 that have materially affected or are reasonably likely to materially affect Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Operating Revenues:
Retail revenues	$1,092	$1,126
Wholesale revenues, non-affiliates	61	68
Wholesale revenues, affiliates	14	75
Other revenues	49	51

Total operating revenues	1,216	1,320

Operating Expenses:
Fuel	306	395
Purchased power, non-affiliates	15	11
Purchased power, affiliates	40	46
Other operations and maintenance	321	297
Depreciation and amortization	157	157
Taxes other than income taxes	86	85

Total operating expenses	925	991

Operating Income	291	329
Other Income and (Expense):
Allowance for equity funds used during construction	5	5
Interest income	4	4
Interest expense, net of amounts capitalized	(73)	(74)
Other income (expense), net	(7)	(6)

Total other income and (expense)	(71)	(71)

Earnings Before Income Taxes	220	258
Income taxes	84	96

Net Income	136	162
Dividends on Preferred and Preference Stock	10	10

Net Income After Dividends on Preferred and Preference Stock	$126	$152

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Net Income After Dividends on Preferred and Preference Stock	$126	$152
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $3 and $2, respectively	4	2

Total other comprehensive income (loss)	4	2

Comprehensive Income	$130	$154

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Operating Activities:
Net income	$136	$162
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	189	185
Deferred income taxes	31	59
Allowance for equity funds used during construction	(5)	(5)
Pension, postretirement, and other employee benefits	(1)	(11)
Stock based compensation expense	4	3
Other, net	(10)	1
Changes in certain current assets and liabilities —
-Receivables	89	51
-Fossil fuel stock	(81)	3
-Materials and supplies	2	10
-Other current assets	(51)	(69)
-Accounts payable	(149)	(153)
-Accrued taxes	43	160
-Accrued compensation	(63)	(67)
-Other current liabilities	6	(2)

Net cash provided from operating activities	140	327

Investing Activities:
Property additions	(244)	(213)
Distribution of restricted cash from pollution control revenue bonds	—	11
Nuclear decommissioning trust fund purchases	(49)	(97)
Nuclear decommissioning trust fund sales	49	97
Cost of removal, net of salvage	(6)	(8)
Change in construction payables	14	(2)
Other investing activities	1	(12)

Net cash used for investing activities	(235)	(224)

Financing Activities:
Proceeds —
Capital contributions from parent company	5	5
Senior notes issuances	250	250
Redemptions —
Pollution control revenue bonds	(1)	—
Senior notes	—	(200)
Payment of preferred and preference stock dividends	(10)	(10)
Payment of common stock dividends	(135)	(138)
Other financing activities	(3)	(5)

Net cash provided from (used for) financing activities	106	(98)

Net Change in Cash and Cash Equivalents	11	5
Cash and Cash Equivalents at Beginning of Period	344	154

Cash and Cash Equivalents at End of Period	$355	$159

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2 and $2 capitalized for 2012 and 2011, respectively)	$66	$72
Income taxes (net of refunds)	22	(110)
Noncash transactions — accrued property additions at end of period	32	26

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2012	At December 31, 2011
	(in millions)
Current Assets:
Cash and cash equivalents	$355	$344
Restricted cash and cash equivalents	—	1
Receivables —
Customer accounts receivable	300	332
Unbilled revenues	116	126
Other accounts and notes receivable	35	35
Affiliated companies	50	79
Accumulated provision for uncollectible accounts	(10)	(10)
Fossil fuel stock, at average cost	425	344
Materials and supplies, at average cost	372	375
Vacation pay	59	59
Prepaid expenses	146	74
Other regulatory assets, current	48	44
Other current assets	12	11

Total current assets	1,908	1,814

Property, Plant, and Equipment:
In service	20,999	20,809
Less accumulated provision for depreciation	7,446	7,344

Plant in service, net of depreciation	13,553	13,465
Nuclear fuel, at amortized cost	363	330
Construction work in progress	339	374

Total property, plant, and equipment	14,255	14,169

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	62	62
Nuclear decommissioning trusts, at fair value	588	540
Miscellaneous property and investments	74	73

Total other property and investments	724	675

Deferred Charges and Other Assets:
Deferred charges related to income taxes	530	532
Prepaid pension costs	67	59
Deferred under recovered regulatory clause revenues	24	48
Other regulatory assets, deferred	995	994
Other deferred charges and assets	161	186

Total deferred charges and other assets	1,777	1,819

Total Assets	$18,664	$18,477

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At March 31, 2012	At December 31, 2011
	(in millions)
Current Liabilities:
Securities due within one year	$750	$500
Accounts payable —
Affiliated	163	203
Other	225	322
Customer deposits	86	85
Accrued taxes —
Accrued income taxes	44	32
Other accrued taxes	54	34
Accrued interest	67	63
Accrued vacation pay	48	48
Accrued compensation	33	95
Liabilities from risk management activities	51	54
Other regulatory liabilities, current	19	18
Other current liabilities	40	38

Total current liabilities	1,580	1,492

Long-term Debt	5,630	5,632

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,287	3,257
Deferred credits related to income taxes	82	83
Accumulated deferred investment tax credits	147	149
Employee benefit obligations	343	343
Asset retirement obligations	561	553
Other cost of removal obligations	719	703
Other regulatory liabilities, deferred	193	156
Other deferred credits and liabilities	87	82

Total deferred credits and other liabilities	5,419	5,326

Total Liabilities	12,629	12,450

Redeemable Preferred Stock	342	342

Preference Stock	343	343

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,222	1,222
Paid-in capital	2,194	2,182
Retained earnings	1,948	1,956
Accumulated other comprehensive loss	(14)	(18)

Total common stockholder’s equity	5,350	5,342

Total Liabilities and Stockholder’s Equity	$18,664	$18,477

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2012 vs. FIRST QUARTER 2011

OVERVIEW

Alabama Power operates as a vertically integrated utility providing electricity to retail and wholesale customers within its traditional service territory located within the State of Alabama in addition to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales given economic conditions, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, fuel, capital expenditures, and restoration following major storms. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Alabama Power for the foreseeable future.

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

RESULTS OF OPERATIONS

Net Income

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(26)	(17.1)

Alabama Power’s net income after dividends on preferred and preference stock for the first quarter 2012 was $126 million compared to $152 million for the corresponding period in 2011. The decrease in net income was related to a decrease in weather-related revenues due to milder weather in the first quarter 2012 and an increase in operations and maintenance expenses. The reductions in net income were partially offset by increases in revenues associated with the elimination of a tax-related adjustment under Alabama Power’s rate structure and an increase in energy sales due to an increase in customer demand. See BUSINESS – “Rate Matters – Rate Structure and Cost Recovery Plans” of Alabama Power in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 of the Form 10-K for information regarding the rate structure of Alabama Power.

Retail Revenues

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(34)	(3.0)

In the first quarter 2012, retail revenues were $1.09 billion compared to $1.13 billion for the corresponding period in 2011.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the change to retail revenues were as follows:

	First Quarter 2012

	(in millions)	(% change)
Retail – prior year	$1,126
Estimated change in –
Rates and pricing	25	2.2
Sales growth (decline)	19	1.8
Weather	(50)	(4.5)
Fuel and other cost recovery	(28)	(2.5)

Retail – current year	$1,092	(3.0)%

Revenues associated with changes in rates and pricing increased in the first quarter 2012 when compared to the corresponding period in 2011 primarily due to the elimination of a tax-related adjustment under Alabama Power’s rate structure that was effective with October 2011 billings, slightly offset by decreased revenues associated with Rate Certificated New Plant Environmental.

Revenues attributable to changes in sales increased in the first quarter 2012 when compared to the corresponding period in 2011. Industrial KWH energy sales increased 3.2% due to an increase in demand resulting from changes in production levels primarily in the primary metals, chemicals, and forest products sectors, partially offset by a decrease in the stone, clay, and glass sector. Weather-adjusted residential KWH energy sales increased 1.5% due to an increase in customer demand. The decrease in weather-adjusted commercial KWH energy sales was not material.

Revenues resulting from changes in weather decreased in the first quarter 2012 when compared to the corresponding period in 2011. Alabama Power’s service territory experienced milder weather conditions in first quarter 2012 resulting in decreases of 9.0% and 1.6% for residential and commercial sales revenue, respectively.

Fuel and other cost recovery revenues decreased in the first quarter 2012 when compared to the corresponding period in 2011 primarily due to lower fuel costs associated with decreased KWH generation and lower average cost per KWH generated due to lower natural gas prices. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.

See BUSINESS – “Rate Matters – Rate Structure and Cost Recovery Plans” of Alabama Power in Item 1, MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(7)	(10.3)

Wholesale revenues from sales to non-affiliates will vary depending on the market prices of available wholesale energy compared to the cost of Alabama Power’s and the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and availability of the Southern Company system’s generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income.

In the first quarter 2012, wholesale revenues from non-affiliates were $61 million compared to $68 million for the corresponding period in 2011, reflecting an $8 million decrease in revenue from energy sales and a $1 million increase in capacity revenue. The decrease was primarily due to an 8.1% decrease in KWH sales and a 1.3% decrease in the price of energy.

Wholesale Revenues – Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(61)	(81.3)

Wholesale revenues from sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clauses.

In the first quarter 2012, wholesale revenues from affiliates were $14 million compared to $75 million for the corresponding period in 2011. The decrease was due to a 24.3% decrease in the price of energy and a 75.1% decrease in KWH sales.

Fuel and Purchased Power Expenses

First Quarter 2012 vs. First Quarter 2011

	(change in millions)	(% change)
Fuel	$(89)	(22.5)
Purchased power – non-affiliates	4	36.4
Purchased power – affiliates	(6)	(13.0)

Total fuel and purchased power expenses	$(91)

In the first quarter 2012, total fuel and purchased power expenses were $361 million compared to $452 million for the corresponding period in 2011. The decrease was primarily due to an $84 million decrease related to a reduction in total KWHs generated as a result of milder weather in the first quarter 2012, a $4 million decrease in the cost of fuel, and an $8 million decrease in the average cost of purchased power.

Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power’s Energy Cost Recovery Rate mechanism. See FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Alabama Power’s generation and purchased power were as follows:

	First Quarter 2012	First Quarter 2011

Total generation (billions of KWHs)	14	16
Total purchased power (billions of KWHs)	1	1

Sources of generation (percent) –
Coal	42	55
Nuclear	27	23
Gas	20	15
Hydro	11	7

Cost of fuel, generated (cents per net KWH) –
Coal	3.43	2.99
Nuclear	0.74	0.67
Gas	3.00	4.16

Average cost of fuel, generated (cents per net KWH)*	2.51	2.62
Average cost of purchased power (cents per net KWH)**	4.60	5.26

*	KWHs generated by hydro are excluded from the average cost of fuel, generated.
**	Average cost of purchased power includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider.

Fuel

In the first quarter 2012, fuel expense was $306 million compared to $395 million for the corresponding period in 2011. The $89 million decrease was due to a 35.7% decrease in KWHs generated by coal and a 27.9% decrease in the average cost of KWHs generated by natural gas, which excludes fuel associated with tolling agreements, slightly offset by a 10% increase in KWHs generated by natural gas.

Purchased Power – Non-Affiliates

In the first quarter 2012, purchased power expense from non-affiliates was $15 million compared to $11 million for the corresponding period in 2011. The increase was related to a 296.5% increase in the amount of energy purchased, partially offset by a 68.0% decrease in the average cost per KWH.

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation.

Purchased Power – Affiliates

In the first quarter 2012, purchased power expense from affiliates was $40 million compared to $46 million for the corresponding period in 2011. The decrease was related to a 13.9% decrease in the amount of energy purchased, slightly offset by a 2.1% increase in the average cost per KWH.

Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$24	8.1

In the first quarter 2012, other operations and maintenance expenses were $321 million compared to $297 million for the corresponding period in 2011. Administrative and general expenses increased $18 million due to benefit-related expenses, affiliated service company expenses, labor expenses, and property insurance expenses. Nuclear production expenses increased $6 million primarily due to the amortization of nuclear outage expenses. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Nuclear Outage Accounting Order” of Alabama Power in Item 7 of the Form 10-K for additional information.

Income Taxes

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(12)	(12.5)

For the first quarter 2012, income taxes were $84 million compared to $96 million for the corresponding period in 2011. The decrease was primarily due to lower pre-tax earnings as a result of lower revenues due to milder weather.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include Alabama Power’s ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power’s service territory. Changes in economic conditions impact sales for Alabama Power and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.

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

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power. At the same time, the EPA asked the U.S. Court of Appeals for the Eleventh Circuit to stay its appeal of the judgment in favor of Alabama Power. Alabama Power filed oppositions to the EPA’s motion and its request for a stay. On March 29, 2012, the U.S. Court of Appeals for the Eleventh Circuit denied the EPA’s request to stay its appeal. The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment. The ultimate outcome of this matter cannot be determined at this time.

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed on May 27, 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

Environmental Statutes and Regulations

General

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – General” of Alabama Power in Item 7 of the Form 10-K for information regarding Alabama Power’s estimated base level capital expenditures to comply with existing statutes and regulations for 2012 through 2014, as well as Alabama Power’s preliminary estimates for potential incremental environmental compliance investments associated with complying with the EPA’s final Mercury and Air Toxics Standards (MATS) rule (formerly referred to as the Utility Maximum Achievable Control Technology rule) and the EPA’s proposed water and coal combustion byproducts rules.

Alabama Power is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules. As part of its compliance strategy, Alabama Power has entered into agreements for the construction of two baghouses to control the emissions of mercury and particulates from generating units with an aggregate capacity of 1,901 MWs. The cost of the two baghouses is included in the estimated costs associated with compliance with the MATS rule detailed in the Form 10-K, as referenced above.

Alabama Power’s compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated, including any proposed environmental regulations; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and Alabama Power’s fuel mix. These costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, the addition of new

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

generating resources, and changing fuel sources for certain existing units. Alabama Power’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

As part of Southern Electric Generating Company’s (SEGCO) environmental compliance strategy, the Board of Directors of SEGCO approved adding natural gas as the primary fuel source in 2015 for its 1,000 MWs of generating capacity and the construction of the necessary natural gas pipeline. SEGCO is jointly owned by Alabama Power and Georgia Power. The capacity of SEGCO’s units is sold to Alabama Power and Georgia Power through a PPA. See Note 4 to the financial statements of Alabama Power in Item 8 of the Form 10-K for additional information. The impact of SEGCO’s ultimate compliance strategy on such PPA costs cannot be determined at this time; however, if such costs cannot continue to be recovered through retail rates, they could have a material impact on Alabama Power’s financial statements.

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information on the eight-hour ozone air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. None of the areas within Alabama Power’s service territory were designated as nonattainment areas.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, including Alabama Power, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court of Appeals for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Alabama Power in Item 7 of the Form 10-K for additional information. On April 5, 2012, 10 environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts as soon as possible. Other parties are expected to file similar challenges. The ultimate outcome of this matter cannot be determined at this time.

Global Climate Issues

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Alabama Power in Item 7 of the Form 10-K for additional information. On April 13, 2012, the EPA published proposed regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel steam electric generating units. As proposed, the standards would not apply to existing units. The EPA has delayed its plans to propose greenhouse gas emissions performance standards for modified sources and emissions guidelines for existing sources. The impact of this rulemaking will depend on the scope and specific requirements of the final rule and the outcome of any legal challenges and, therefore, cannot be determined at this time.

PSC Matters

Retail Fuel Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of March 31, 2012 totaled $6 million as compared to $31

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million at December 31, 2011. These under recovered fuel costs at March 31, 2012 are included in deferred under recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheets herein. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered fuel costs.

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Alabama Power through 2013. Consequently, Alabama Power’s positive cash flow benefit is estimated to be between $85 million and $110 million in 2012.

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

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Other Matters” of Alabama Power in Item 7 of the Form 10-K for additional information regarding the earthquake and tsunami that struck Japan in March 2011. On March 12, 2012, the NRC issued three orders and a request for information based on the NRC task force report recommendations that included, among other items, additional mitigation strategies for beyond-design-basis events, enhanced spent fuel pool instrumentation capabilities, hardened vents for certain classes of containment structures, site specific evaluations for seismic and flooding hazards, and various plant evaluations to ensure adequate coping capabilities during station blackout and other conditions. The staff of the NRC expects to issue additional implementation guidance by August 2012. The final form and the resulting impact of any changes to safety requirements for nuclear reactors will be dependent on further review and action by the NRC and cannot be determined at this time. See RISK FACTORS of Alabama Power in Item 1A of the Form 10-K for a discussion of certain risks associated with the operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Alabama Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Pension and Other Postretirement Benefits.

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Overview” of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power’s financial condition remained stable at March 31, 2012. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $140 million for the first three months of 2012, a decrease of $187 million as compared to the first three months of 2011. The decrease in cash provided from operating activities was primarily due to the timing of income tax payments and refunds, an increase in fossil fuel stock, and a decrease in deferred income taxes. The decrease was partially offset by an increase in receivables. Net cash used for investing activities totaled $235 million for the first three months of 2012 primarily due to gross property additions related to nuclear fuel and transmission, distribution, other production, and steam generation equipment. Net cash provided by financing activities totaled $106 million for the first three months of 2012. This was primarily due to the issuances of senior notes, partially offset by the payment of common stock dividends. Fluctuations in cash flow from financing activities vary year to year based on capital needs and the maturity or redemption of securities.

Significant balance sheet changes for the first three months of 2012 include increases of $250 million of securities due within one year, $86 million in property, plant, and equipment associated with routine property additions and nuclear fuel, and $81 million in fossil fuel stock, at average cost, and a decrease of $97 million in other accounts payable.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $750 million will be required through March 31, 2013 to fund maturities and announced redemptions of long-term debt.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet new regulatory requirements; changes in FERC rules and regulations; Alabama PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

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

At March 31, 2012, Alabama Power had approximately $355 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2012 were as follows:

Expires					Executable Term Loans		Due Within One Year(a)

2012	2013	2014 and Beyond	Total	Unused	One Year	Two Year	Term Out	No Term Out

(in millions)			(in millions)		(in millions)		(in millions)
$121	$35	$1,150	$1,306	$1,306	$51	$—	$51	$71

(a)	Reflects facilities expiring on or before March 31, 2013.

See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of Alabama Power. Alabama Power is currently in compliance with all such covenants. Alabama Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Alabama Power’s commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2012 was approximately $793 million.

Alabama Power may meet short-term cash needs through its commercial paper program. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Alabama Power and the other traditional operating companies. Proceeds from such issuances for the benefit of Alabama Power are loaned directly to Alabama Power. The obligations of each traditional operating company under these arrangements are several and there is no cross affiliate credit support.

Alabama Power had no commercial paper or short-term debt outstanding during the three-months ended March 31, 2012.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

Credit Rating Risk

Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At March 31, 2012, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $310 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power’s ability to access capital markets, particularly the short-term debt market.

Market Price Risk

Alabama Power’s market risk exposure relative to interest rate changes for the first quarter 2012 has not changed materially compared to the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness remains at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

Due to cost-based rate regulation and other various cost recovery mechanisms, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts or heat-rate contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As such, Alabama Power had no material change in market risk exposure for the first quarter 2012 when compared with the December 31, 2011 reporting period.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three months ended March 31, 2012 were as follows:

First Quarter 2012 Changes

Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(48)
Contracts realized or settled	13
Current period changes(a)	(18)

Contracts outstanding at the end of the period, assets (liabilities), net	$(53)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2012 was a decrease of $5 million, of which $3 million related to natural gas swaps and $2 million related to natural gas options. The change is attributable to both the volume of mmBtu and the price of natural gas. At March 31, 2012, Alabama Power had a net hedge volume of 37 million mmBtu, which consisted of 27 million mmBtu of swaps and 10 million mmBtu of options. The weighted average swap contract cost was approximately $1.72 per mmBtu above market prices. At December 31, 2011, Alabama Power had a net hedge volume of 39 million mmBtu, which consisted of 30 million mmBtu of swaps and 9 million mmBtu of options. The weighted average swap contract cost was approximately $1.45 per mmBtu above market prices. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. All of the natural gas hedge gains and losses are recovered through Alabama Power’s fuel cost recovery clause.

Regulatory hedges relate to Alabama Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Alabama Power’s fuel cost recovery clause.

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2012 and 2011 for energy-related derivative contracts that are not hedges were not material.

Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2012 were as follows:

	March 31, 2012 Fair Value Measurements

	Total Fair Value	Maturity
		Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$ —	$ —	$—	$—
Level 2	(53)	(42)	(11)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(53)	$(42)	$(11)	$—

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Alabama Power. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The impact, if any, cannot be determined until all relevant regulations are finalized.

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

Financing Activities

In January 2012, Alabama Power issued $250 million aggregate principal amount of Series 2012A 4.10% Senior Notes due January 15, 2042. The proceeds were used for general corporate purposes, including Alabama Power’s continuous construction program. Alabama Power settled $100 million of interest rate swaps related to this issuance at a loss of $1 million. The loss is being amortized to interest expense, in earnings, over 10 years.

In March 2012, Alabama Power redeemed approximately $1 million aggregate principal amount of The Industrial Development Board of the Town of West Jefferson Solid Waste Disposal Revenue Bonds (Alabama Power Company Miller Plant Project), Series 2008.

Subsequent to March 31, 2012, Alabama Power redeemed $250 million aggregate principal amount of its Series 2007B 5.875% Senior Notes due April 1, 2047.

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Operating Revenues:
Retail revenues	$1,594	$1,815
Wholesale revenues, non-affiliates	66	83
Wholesale revenues, affiliates	3	11
Other revenues	82	80

Total operating revenues	1,745	1,989

Operating Expenses:
Fuel	440	677
Purchased power, non-affiliates	93	74
Purchased power, affiliates	159	163
Other operations and maintenance	434	422
Depreciation and amortization	188	173
Taxes other than income taxes	87	87

Total operating expenses	1,401	1,596

Operating Income	344	393
Other Income and (Expense):
Allowance for equity funds used during construction	13	25
Interest expense, net of amounts capitalized	(91)	(96)
Other income (expense), net	(3)	(1)

Total other income and (expense)	(81)	(72)

Earnings Before Income Taxes	263	321
Income taxes	92	111

Net Income	171	210
Dividends on Preferred and Preference Stock	4	4

Net Income After Dividends on Preferred and Preference Stock	$167	$206

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Net Income After Dividends on Preferred and Preference Stock	$167	$206
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	1	1

Comprehensive Income	$168	$207

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Operating Activities:
Net income	$171	$210
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	229	210
Deferred income taxes	38	56
Allowance for equity funds used during construction	(13)	(25)
Other, net	33	(14)
Changes in certain current assets and liabilities —
-Receivables	258	122
-Fossil fuel stock	(122)	(30)
-Prepaid income taxes	10	80
-Other current assets	(4)	(14)
-Accounts payable	(62)	(50)
-Accrued taxes	(206)	(194)
-Accrued compensation	(80)	(65)
-Other current liabilities	60	64

Net cash provided from operating activities	312	350

Investing Activities:
Property additions	(476)	(513)
Nuclear decommissioning trust fund purchases	(287)	(830)
Nuclear decommissioning trust fund sales	285	827
Cost of removal, net of salvage	(15)	1
Change in construction payables, net of joint owner portion	(203)	93
Other investing activities	15	(6)

Net cash used for investing activities	(681)	(428)

Financing Activities:
Increase (decrease) in notes payable, net	99	(62)
Proceeds —
Capital contributions from parent company	9	171
Pollution control revenue bonds issuances	—	137
Senior notes issuances	750	300
Other long-term debt issuances	—	250
Redemptions —
Pollution control revenue bonds	—	(84)
Senior notes	—	(101)
Other long-term debt	(250)	(300)
Payment of preferred and preference stock dividends	(4)	(4)
Payment of common stock dividends	(227)	(224)
Other financing activities	(8)	(2)

Net cash provided from financing activities	369	81

Net Change in Cash and Cash Equivalents	—	3
Cash and Cash Equivalents at Beginning of Period	13	8

Cash and Cash Equivalents at End of Period	$13	$11

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $6 and $9 capitalized for 2012 and 2011, respectively)	$58	$65
Income taxes (net of refunds)	28	(77)
Noncash transactions — accrued property additions at end of period	178	350

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2012	At December 31, 2011
	(in millions)
Current Assets:
Cash and cash equivalents	$13	$13
Receivables —
Customer accounts receivable	490	571
Unbilled revenues	166	172
Under recovered regulatory clause revenues	—	137
Joint owner accounts receivable	59	87
Other accounts and notes receivable	45	61
Affiliated companies	35	26
Accumulated provision for uncollectible accounts	(12)	(13)
Fossil fuel stock, at average cost	844	723
Materials and supplies, at average cost	400	406
Vacation pay	84	82
Prepaid income taxes	122	71
Other regulatory assets, current	118	108
Other current assets	84	106

Total current assets	2,448	2,550

Property, Plant, and Equipment:
In service	27,884	27,804
Less accumulated provision for depreciation	10,294	10,296

Plant in service, net of depreciation	17,590	17,508
Other utility plant, net	54	55
Nuclear fuel, at amortized cost	468	443
Construction work in progress	3,456	3,274

Total property, plant, and equipment	21,568	21,280

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	62	63
Nuclear decommissioning trusts, at fair value	692	667
Miscellaneous property and investments	45	44

Total other property and investments	799	774

Deferred Charges and Other Assets:
Deferred charges related to income taxes	757	756
Other regulatory assets, deferred	1,562	1,604
Other deferred charges and assets	203	187

Total deferred charges and other assets	2,522	2,547

Total Assets	$27,337	$27,151

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At March 31, 2012	At December 31, 2011
	(in millions)
Current Liabilities:
Securities due within one year	$855	$455
Notes payable	614	515
Accounts payable —
Affiliated	287	337
Other	470	686
Customer deposits	222	213
Accrued taxes —
Accrued income taxes	47	36
Unrecognized tax benefits	9	14
Other accrued taxes	89	304
Accrued interest	119	92
Accrued vacation pay	60	60
Accrued compensation	47	125
Liabilities from risk management activities	80	68
Other regulatory liabilities, current	84	65
Nuclear decommissioning trust securities lending collateral	12	32
Other current liabilities	144	139

Total current liabilities	3,139	3,141

Long-term Debt	8,117	8,018

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,491	4,388
Deferred credits related to income taxes	120	122
Accumulated deferred investment tax credits	217	220
Employee benefit obligations	901	905
Asset retirement obligations	745	734
Other cost of removal obligations	105	110
Other deferred credits and liabilities	254	224

Total deferred credits and other liabilities	6,833	6,703

Total Liabilities	18,089	17,862

Preferred Stock	45	45

Preference Stock	221	221

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398	398
Paid-in capital	5,540	5,522
Retained earnings	3,052	3,112
Accumulated other comprehensive loss	(8)	(9)

Total common stockholder’s equity	8,982	9,023

Total Liabilities and Stockholder’s Equity	$27,337	$27,151

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2012 vs. FIRST QUARTER 2011

OVERVIEW

Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service territory located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales given economic conditions, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, and fuel prices. In addition, Georgia Power is currently constructing two new nuclear units and one new combined cycle generating unit. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future.

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

RESULTS OF OPERATIONS

Net Income

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(39)	(18.9)

Georgia Power’s net income after dividends on preferred and preference stock for the first quarter 2012 was $167 million compared to $206 million for the corresponding period in 2011. The decrease was primarily due to a decrease in operating revenues as a result of milder weather, higher depreciation and operations and maintenance expense, and lower AFUDC, partially offset by an increase related to retail revenue rate effects and lower income taxes in the first quarter 2012.

Retail Revenues

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(221)	(12.2)

In the first quarter 2012, retail revenues were $1.59 billion compared to $1.82 billion for the corresponding period in 2011.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the change to retail revenues were as follows:

	First Quarter 2012

	(in millions)	(% change)
Retail — prior year	$1,815
Estimated change in —
Rates and pricing	22	1.2
Sales growth (decline)	(7)	(0.4)
Weather	(50)	(2.8)
Fuel cost recovery	(186)	(10.2)

Retail – current year	$1,594	(12.2)%

Revenues associated with changes in rates and pricing increased in the first quarter 2012 when compared to the corresponding period in 2011 due to the rate pricing effect of decreased customer usage and the NCCR and demand-side management tariff increases effective January 1, 2012, as approved by the Georgia PSC, partially offset by lower contributions from market-driven rates from commercial and industrial customers.

Revenues attributable to changes in sales decreased in the first quarter 2012 when compared to the corresponding period in 2011. Weather-adjusted commercial and industrial KWH sales decreased 2.4% and 0.2%, respectively, in the first quarter 2012 when compared to the corresponding period in 2011, while weather-adjusted residential KWH sales remained flat. The economy continues to impact commercial sales.

Revenues resulting from changes in weather decreased in the first quarter 2012 when compared to the corresponding period in 2011 due to mild weather in the first quarter 2012 and cold weather in January 2011.

Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased by $186 million in the first quarter of 2012 when compared to the corresponding period in 2011 due to decreased KWH energy sales and lower fuel costs. See “Fuel and Purchased Power Expenses” herein for additional information.

Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

Wholesale Revenues – Non-Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(17)	(20.5)

Wholesale revenues from sales to non-affiliates consist of PPAs and short-term opportunity sales. Wholesale revenues from PPAs have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment. Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Georgia Power’s and the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Short-term opportunity sales are made at market-based rates that generally provide a margin above Georgia Power’s variable cost of energy.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2012, wholesale revenues from non-affiliates were $66 million compared to $83 million in the corresponding period in 2011, primarily due to a $20 million decrease in energy revenues, partially offset by a $3 million increase in capacity revenues. The decrease in the first quarter 2012 was primarily due to a 41.3% decrease in KWH sales due to lower demand resulting from mild weather in the first quarter 2012 and cold weather in January 2011.

Wholesale Revenues — Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(8)	(72.7)

Wholesale revenues from sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.

In the first quarter 2012, wholesale revenues from affiliates were $3 million compared to $11 million in the corresponding period in 2011. The decrease was primarily due to a 59.5% decrease in KWH sales due to lower demand resulting from milder weather and the availability of market energy at a lower cost than Georgia Power-owned generation.

Fuel and Purchased Power Expenses

First Quarter 2012 vs. First Quarter 2011

	(change in millions)	(% change)
Fuel	$(237)	(35.0)
Purchased power — non-affiliates	19	25.7
Purchased power — affiliates	(4)	(2.5)

Total fuel and purchased power expenses	$(222)

In the first quarter 2012, total fuel and purchased power expenses were $692 million compared to $914 million in the corresponding period in 2011. The decrease was primarily due to the lower cost of natural gas used for generation and lower demand related to mild weather in the first quarter 2012 compared to cold weather in January 2011.

Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” herein for additional information.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Georgia Power’s generation and purchased power were as follows:

	First Quarter 2012	First Quarter 2011

Total generation (billions of KWHs)	13	16
Total purchased power (billions of KWHs)	8	6

Sources of generation (percent) —
Coal	42	62
Nuclear	30	23
Gas	26	12
Hydro	2	3

Cost of fuel, generated (cents per net KWH) —
Coal	4.67	4.74
Nuclear	0.86	0.68
Gas	3.16	4.37

Average cost of fuel, generated (cents per net KWH)	3.10	3.73
Average cost of purchased power (cents per net KWH)*	3.86	5.57

*	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.

Fuel

In the first quarter 2012, fuel expense was $440 million compared to $677 million in the corresponding period in 2011. The decrease was due to a 22.1% decrease of KWHs generated as a result of lower KWH demand and a 16.9% decrease in the average cost of fuel per KWH generated primarily due to lower natural gas prices.

Purchased Power – Non-Affiliates

In the first quarter 2012, purchased power expense from non-affiliates was $93 million compared to $74 million in the corresponding period in 2011. The increase was due to a 139.8% increase in KWHs purchased as the market cost of available energy was lower than the additional Georgia Power-owned generation available, partially offset by a decrease of 47.9% in the average cost per KWH purchased.

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation.

Other Operations and Maintenance Expenses

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$12	2.8

In the first quarter 2012, other operations and maintenance expenses were $434 million compared to $422 million in the corresponding period in 2011. The increase was primarily due to a $10 million increase in employee pension expense, a $5 million increase in customer assistance expense, and a $2 million increase in nuclear property insurance, partially offset by an $8 million decrease in power generation expense due to outage timing and scope of outage work performed and a decrease in KWH generated as a result of lower demand due to milder weather in the first quarter 2012.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$15	8.7

In the first quarter 2012, depreciation and amortization was $188 million compared to $173 million in the corresponding period in 2011. The increase was primarily due to a $12 million increase in depreciation on additional plant in service related to new generation at Plant McDonough Unit 4 that went into service in December 2011, as well as additional transmission, distribution, and environmental projects.

Allowance for Equity Funds Used During Construction

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(12)	(48.0)

In the first quarter 2012, AFUDC equity was $13 million compared to $25 million in the corresponding period in 2011. The decrease was due to the completion of Plant McDonough Unit 4 in December 2011.

Interest Expense, Net of Amounts Capitalized

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(5)	(5.2)

In the first quarter 2012, interest expense, net of amounts capitalized was $91 million compared to $96 million for the corresponding period in 2011. The decrease for the first quarter 2012 when compared to the corresponding period in 2011 was primarily due to lower interest expense on existing variable rate pollution control revenue bonds.

Income Taxes

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(19)	(17.1)

In the first quarter 2012, income taxes were $92 million compared to $111 million in the corresponding period in 2011 due to lower pre-tax earnings.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of Georgia Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power’s service territory. Changes in economic conditions impact sales for Georgia Power and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.

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

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power. At the same time, the EPA asked the U.S. Court of Appeals for the Eleventh Circuit to stay its appeal of the judgment in favor of Alabama Power. Alabama Power filed oppositions to the EPA’s motion and its request for a stay. On March 29, 2012, the U.S. Court of Appeals for the Eleventh Circuit denied the EPA’s request to stay its appeal. The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment. The ultimate outcome of this matter cannot be determined at this time.

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed on May 27, 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

Environmental Statutes and Regulations

General

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – General” of Georgia Power in Item 7 of the Form 10-K for information regarding Georgia Power’s estimated base level capital expenditures to comply with existing statutes and regulations for 2012 through 2014, as well as Georgia Power’s preliminary estimates for potential incremental environmental compliance investments associated with complying with the EPA’s final Mercury and Air Toxics Standards (MATS) rule (formerly referred to as the Utility Maximum Achievable Control Technology rule) and the EPA’s proposed water and coal combustion byproducts rules. Georgia Power is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power’s compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated, including any proposed environmental regulations; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and Georgia Power’s fuel mix. These costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, the addition of new generating resources, and changing fuel sources for certain existing units. Georgia Power’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

As part of Southern Electric Generating Company’s (SEGCO) environmental compliance strategy, the Board of Directors of SEGCO approved adding natural gas as the primary fuel source in 2015 for its 1,000 MWs of generating capacity and the construction of the necessary natural gas pipeline. SEGCO is jointly owned by Georgia Power and Alabama Power. The capacity of SEGCO’s units is sold to Georgia Power and Alabama Power through a PPA. See Note 4 to the financial statements of Georgia Power in Item 8 of the Form 10-K for additional information. The impact of SEGCO’s ultimate compliance strategy on such PPA costs cannot be determined at this time; however, if such costs cannot continue to be recovered through retail rates, they could have a material impact on Georgia Power’s financial statements.

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information on the eight-hour ozone air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. The only area within Georgia Power’s service territory designated as a nonattainment area was a 15-county area within metropolitan Atlanta.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, including Georgia Power, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court of Appeals for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Georgia Power in Item 7 of the Form 10-K for additional information. On April 5, 2012, 10 environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts as soon as possible. Other parties are expected to file similar challenges. The ultimate outcome of this matter cannot be determined at this time.

Global Climate Issues

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Georgia Power in Item 7 of the Form 10-K for additional information. On April 13, 2012, the EPA published proposed regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel steam electric generating units. As proposed, the standards would not apply to existing units. The EPA has delayed its plans to propose greenhouse gas emissions performance standards for modified sources and emissions guidelines for existing sources. The impact of this rulemaking will depend on the scope and specific requirements of the final rule and the outcome of any legal challenges and, therefore, cannot be determined at this time.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSC Matters

Fuel Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information. As of March 31, 2012, Georgia Power had a total over recovered fuel cost balance of approximately $22 million compared to an under recovered balance of $137 million at December 31, 2011. The over recovered fuel costs at March 31, 2012 are included in other deferred credits and liabilities on Georgia Power’s Condensed Balance Sheet herein. The under recovered fuel costs at December 31, 2011 are included in current assets on Georgia Power’s Condensed Balance Sheet herein. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.

On March 30, 2012, Georgia Power filed a request with the Georgia PSC to decrease fuel rates by 19%, which is expected to reduce annual billings by $567 million. The decrease in fuel costs is driven primarily by lower natural gas prices as a result of increased natural gas supplies. The Georgia PSC is scheduled to vote on this matter on June 21, 2012. As proposed, the rate decrease would become effective July 1, 2012; however, Georgia Power is currently working with the Georgia PSC to potentially implement the proposed decrease effective June 1, 2012. The ultimate outcome of this matter cannot be determined at this time.

2011 Integrated Resource Plan Update

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality,” “– Water Quality,” and “– Coal Combustion Byproducts” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” and “– 2011 Integrated Resource Plan Update” in Item 8 of the Form 10-K for additional information regarding proposed and final EPA rules and regulations, including the MATS rule for coal- and oil-fired electric utility steam generating units, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; the 2010 ARP; and the 2011 IRP Update.

On March 20, 2012, the Georgia PSC approved Georgia Power’s request to decertify and retire two coal-fired generation units at Plant Branch as of October 31, 2013 and December 31, 2013 and an oil-fired unit at Plant Mitchell as of March 26, 2012, which was included in Georgia Power’s 2011 IRP Update. The Georgia PSC also approved three PPAs totaling 998 MWs with Southern Power for capacity and energy that will commence in 2015 and end in 2030. The PPAs remain subject to FERC approval. The ultimate outcome of this matter cannot be determined at this time.

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Georgia Power through 2013. Consequently, Georgia Power’s positive cash flow benefit is estimated to be between $320 million and $420 million in 2012.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Construction

Nuclear

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Construction – Nuclear” in Item 8 of the Form 10-K for additional information regarding the construction of Plant Vogtle Units 3 and 4.

On February 16, 2012, a group of petitioners who had intervened in the NRC’s combined construction and operating licenses (COLs) proceedings for Plant Vogtle Units 3 and 4 filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review and a stay of the NRC’s issuance of the COLs. In addition, on February 16, 2012, another group of petitioners filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the NRC’s certification of the Westinghouse Design Certification Document, as amended (DCD). On April 3, 2012, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion filed by these two groups of petitioners to consolidate their challenges. On April 18, 2012, another group of petitioners filed a motion to stay the effectiveness of the order issuing the COLs for Plant Vogtle Units 3 and 4 with the U.S. District Court for the District of Columbia. Georgia Power has filed a motion to intervene in these proceedings and intends to vigorously contest these petitions.

In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4. In addition, the Georgia PSC voted to approve inclusion of the related CWIP accounts in rate base. Also in 2009, the Governor of the State of Georgia signed into law the Georgia Nuclear Energy Financing Act that allows Georgia Power to recover financing costs for nuclear construction projects by including the related CWIP accounts in rate base during the construction period. With respect to Plant Vogtle Units 3 and 4, this legislation allows Georgia Power to recover projected financing costs of approximately $1.7 billion during the construction period beginning in 2011, which reduces the projected in-service cost to approximately $4.4 billion. The Georgia PSC has ordered Georgia Power to report against this total certified cost of approximately $6.1 billion. In addition, in December 2010, the Georgia PSC approved Georgia Power’s NCCR tariff. The NCCR tariff became effective January 1, 2011 and adjustments are filed with the Georgia PSC on November 1 of each year to become effective on January 1 of the following year. Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At March 31, 2012, approximately $68 million of these 2009 and 2010 costs remained in CWIP.

Georgia Power, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Owners) and Westinghouse and Stone & Webster, Inc. (collectively, Consortium) have established both informal and formal dispute resolution procedures in accordance with the engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle entered into by the parties (Vogtle 3 and 4 Agreement) in order to resolve issues arising during the course of constructing a project of this magnitude. The Consortium and Georgia Power (on behalf of the Owners) have successfully initiated both formal and informal claims through these procedures, including ongoing claims, to resolve disputes and expect to resolve any existing and future disputes through these procedures as well.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the course of construction activities, issues have arisen that may impact the project budget and schedule, including costs associated with design changes to the DCD, and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the COLs. The Owners and the Consortium have begun negotiations regarding these issues, including the assertion by the Consortium that the Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. In preliminary discussions, the Consortium has provided its initial estimate of its proposed adjustment to the contract price. The Consortium’s estimated adjustment attributable to Georgia Power (based on Georgia Power’s ownership interest) is approximately $400 million (in 2008 dollars) with respect to these issues, which include an initial estimate of costs for efforts to maintain the projected in-service dates of 2016 and 2017 for Plant Vogtle Units 3 and 4, respectively. Georgia Power has not agreed with the amount of these proposed adjustments or that the Owners have responsibility for any costs related to these issues. Georgia Power expects negotiations with the Consortium to continue over the next several months during which time the parties will attempt to reach a mutually acceptable compromise of their positions. If a compromise cannot be reached, formal dispute resolution, including litigation, may follow. Georgia Power intends to vigorously defend its positions. If these costs are imposed upon the Owners, Georgia Power would seek an amendment to the certified cost of Plant Vogtle Units 3 and 4, if necessary. Additional claims by the Consortium or Georgia Power (on behalf of the Owners) are expected to arise throughout the construction of Plant Vogtle Units 3 and 4.

In addition, there are processes in place to assure compliance with the design requirements specified in the DCD and the COLs, including rigorous inspection by Southern Nuclear and the NRC that occurs throughout construction. A recent routine NRC inspection identified that certain details of the rebar construction in the Plant Vogtle Unit 3 nuclear island were not consistent with the DCD. Georgia Power expects to receive official notice of these findings from the NRC. Georgia Power, on behalf of the Owners, is currently engaged in constructive discussions with the Consortium to identify appropriate corrective actions. Various inspection issues are expected as construction proceeds.

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

Other Construction

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction – Other Construction” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Construction – Other Construction” in Item 8 of the Form 10-K for additional information.

Georgia Power placed Plant McDonough Unit 5 into service on April 26, 2012. Plant McDonough Unit 6 is expected to be placed into service in November 2012. Plant McDonough Unit 1 was retired on February 29, 2012.

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

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Other Matters” of Georgia Power in Item 7 of the Form 10-K for additional information regarding the earthquake and tsunami that struck Japan in March 2011. On March 12, 2012, the NRC issued three orders and a request for information based on the NRC task force report recommendations that included, among other items, additional mitigation strategies for beyond-design-basis events, enhanced spent fuel pool instrumentation capabilities, hardened vents for certain classes of containment structures, including the one in use at Plant Hatch, site specific evaluations for seismic and flooding hazards, and various plant evaluations to ensure adequate coping capabilities during station blackout and other conditions. The staff of the NRC expects to issue additional implementation guidance by August 2012. The final form and the resulting impact of any changes to safety requirements for nuclear reactors will be dependent on further review and action by the NRC and cannot be determined at this time. See RISK FACTORS of Georgia Power in Item 1A of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.

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

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Overview” of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power’s financial condition remained stable at March 31, 2012. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $312 million for the first three months of 2012 compared to $350 million for the corresponding period in 2011. The $38 million decrease is primarily due to lower retail operating revenues and higher fuel inventory additions in the first quarter 2012. Net cash used for investing activities totaled $681 million primarily due to gross property additions to utility plant in the first three months of 2012. Net cash provided from financing activities totaled $369 million for the first three months of 2012 compared to $81 million for the corresponding period in 2011. The $288 million increase is primarily due to increased debt issuances in the first quarter 2012.

Significant balance sheet changes for the first three months of 2012 include increases of $288 million in total property, plant, and equipment and $121 million in fossil fuel stock, as well as the elimination of $137 million in under recovered fuel.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $855 million will be required through March 31, 2013 to fund maturities of long-term debt.

On March 20, 2012, the Georgia PSC approved three PPAs totaling 998 MWs with Southern Power for capacity and energy that will commence in 2015 and end in 2030. However, these PPAs remain subject to FERC approval. See FUTURE EARNINGS POTENTIAL – “PSC Matters – 2011 Integrated Resource Plan Update” herein for additional information. These PPAs will be accounted for as leases and are expected to result in additional obligations of approximately $56 million in 2015, $66 million in 2016, and a total of $973 million thereafter. The ultimate outcome of this matter cannot be determined at this time.

The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet new regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

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

At March 31, 2012, Georgia Power had approximately $13 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2012 were as follows:

Expires					Executable Term Loans		Due Within One Year(a)

2012	2013	2014 and Beyond	Total	Unused	One Year	Two Year	Term Out	No Term Out

(in millions)			(in millions)		(in millions)		(in millions)
$—	$—	$1,750	$1,750	$1,745	$—	$—	$—	$—

(a)	Reflects facilities expiring on or before March 31, 2013.

See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of Georgia Power. Georgia Power is currently in compliance with all such covenants. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Georgia Power’s commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2012 was approximately $868 million.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Georgia Power and the other traditional operating companies. Proceeds from such issuances for the benefit of Georgia Power are loaned directly to Georgia Power. The obligations of each traditional operating company under these arrangements are several and there is no cross affiliate credit support.

Details of short-term borrowings, excluding $2 million of notes payable related to other energy service contracts, were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)		(in millions)
March 31, 2012:
Commercial paper	$ 312	0.3%	$ 229	0.2%	$ 517
Short-term bank debt	300	1.1%	290	1.2%	300

Total	$ 612	0.7%	$ 519	0.8%

(a)	Average and maximum amounts are based upon daily balances during the period.

Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

Credit Rating Risk

Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and construction of new generation. The maximum potential collateral requirements under these contracts at March 31, 2012 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements

(in millions)
At BBB- and/or Baa3	$ 68
Below BBB- and/or Baa3	1,540

Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Georgia Power’s ability to access capital markets, particularly the short-term debt market.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Price Risk

Georgia Power’s market risk exposure relative to interest rate changes for the first quarter 2012 has not changed materially compared with the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

Due to cost-based rate regulation and other various cost recovery mechanisms, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts or heat-rate contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. Georgia Power continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. As such, Georgia Power had no material change in market risk exposure for the first quarter 2012 relative to fuel and electricity prices when compared with the December 31, 2011 reporting period.

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three months ended March 31, 2012 were as follows:

First Quarter 2012 Changes

Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(82)
Contracts realized or settled	19
Current period changes(a)	(23)

Contracts outstanding at the end of the period, assets (liabilities), net	$(86)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2012 was a decrease of $4 million, of which $8 million related to a decrease from natural gas options, partially offset by an increase of $4 million from natural gas swaps. The change is attributable to both the volume of mmBtu and the price of natural gas. At March 31, 2012, Georgia Power had a net hedge volume of 85 million mmBtu, which consisted of 25 million mmBtu of swaps and 60 million mmBtu of options. The weighted average swap contract cost was approximately $2.13 per mmBtu above market prices. At December 31, 2011, Georgia Power had a net hedge volume of 73 million mmBtu, which consisted of 29 million mmBtu of swaps and 44 million mmBtu of options. The weighted average swap contract cost was approximately $1.65 per mmBtu above market prices. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. All natural gas hedge gains and losses are recovered through Georgia Power’s fuel cost recovery mechanism.

Regulatory hedges relate to Georgia Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Georgia Power’s fuel cost recovery mechanism.

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2012 and 2011 for energy-related derivative contracts that are not hedges were not material.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2012 were as follows:

	March 31, 2012 Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	Years 2&3

		(in millions)
Level 1	$ —	$ —	$ —
Level 2	(86)	(66)	(20)
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$(86)	$(66)	$(20)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Georgia Power. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The impact, if any, cannot be determined until all relevant regulations are finalized.

For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Georgia Power in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Georgia Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.

Financing Activities

In January 2012, Georgia Power entered into a six-month floating rate bank loan in an aggregate amount of $100 million, bearing interest based on one-month LIBOR. The proceeds were used for general corporate purposes, including Georgia Power’s continuous construction program.

In March 2012, Georgia Power issued $750 million aggregate principal amount of Series 2012A 4.30% Senior Notes due March 15, 2042. The proceeds were used to repay a portion of Georgia Power’s short-term debt, to repay two bank loans, each in an aggregate principal amount of $125 million, and for general corporate purposes, including Georgia Power’s continuous construction program.

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Revenues:
Retail revenues	$238,520	$274,826
Wholesale revenues, non-affiliates	27,118	31,019
Wholesale revenues, affiliates	36,364	4,135
Other revenues	14,243	14,628

Total operating revenues	316,245	324,608

Operating Expenses:
Fuel	121,088	131,782
Purchased power, non-affiliates	11,225	7,003
Purchased power, affiliates	2,513	16,618
Other operations and maintenance	75,230	80,509
Depreciation and amortization	33,307	31,756
Taxes other than income taxes	23,784	24,896

Total operating expenses	267,147	292,564

Operating Income	49,098	32,044
Other Income and (Expense):
Allowance for equity funds used during construction	1,237	2,135
Interest expense, net of amounts capitalized	(15,368)	(13,629)
Other income (expense), net	(1,009)	(549)

Total other income and (expense)	(15,140)	(12,043)

Earnings Before Income Taxes	33,958	20,001
Income taxes	11,741	6,759

Net Income	22,217	13,242
Dividends on Preference Stock	1,551	1,551

Net Income After Dividends on Preference Stock	$20,666	$11,691

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Net Income After Dividends on Preference Stock	$20,666	$11,691
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $90 and $90, respectively	143	143

Total other comprehensive income (loss)	143	143

Comprehensive Income	$20,809	$11,834

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$22,217	$13,242
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	34,844	33,294
Deferred income taxes	32,505	6,249
Allowance for equity funds used during construction	(1,237)	(2,135)
Pension, postretirement, and other employee benefits	1,315	(1,256)
Stock based compensation expense	685	518
Other, net	5,478	(3,793)
Changes in certain current assets and liabilities —
-Receivables	14,754	35,336
-Prepayments	1,559	1,156
-Fossil fuel stock	1,543	(14,941)
-Materials and supplies	(1,476)	(726)
-Prepaid income taxes	17,324	28,889
-Other current assets	-	7
-Accounts payable	(21,516)	(8,863)
-Accrued taxes	(1,453)	4,053
-Accrued compensation	(9,190)	(10,000)
-Over recovered regulatory clause revenues	14,516	687
-Other current liabilities	5,637	5,440

Net cash provided from operating activities	117,505	87,157

Investing Activities:
Property additions	(94,879)	(94,239)
Cost of removal, net of salvage	(9,342)	(5,314)
Change in construction payables	7,773	3,171
Payments pursuant to long-term service agreements	(2,274)	(2,198)
Other investing activities	(76)	68

Net cash used for investing activities	(98,798)	(98,512)

Financing Activities:
Decrease in notes payable, net	(27,338)	(6,620)
Proceeds —
Common stock issued to parent	40,000	50,000
Capital contributions from parent company	732	809
Redemptions —
Senior notes	(16)	(125)
Payment of preference stock dividends	(1,551)	(1,551)
Payment of common stock dividends	(28,950)	(27,500)
Other financing activities	198	110

Net cash provided from (used for) financing activities	(16,925)	15,123

Net Change in Cash and Cash Equivalents	1,782	3,768
Cash and Cash Equivalents at Beginning of Period	17,328	16,434

Cash and Cash Equivalents at End of Period	$19,110	$20,202

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $493 and $851 capitalized for 2012 and 2011, respectively)	$9,352	$8,284
Income taxes (net of refunds)	(35,742)	(29,557)
Noncash transactions - accrued property additions at end of period	28,788	17,882

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2012	At December 31, 2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$19,110	$17,328
Receivables —
Customer accounts receivable	54,868	72,754
Unbilled revenues	48,705	49,921
Under recovered regulatory clause revenues	4,536	5,530
Other accounts and notes receivable	11,546	13,350
Affiliated companies	19,986	14,844
Accumulated provision for uncollectible accounts	(1,433)	(1,962)
Fossil fuel stock, at average cost	146,023	147,567
Materials and supplies, at average cost	51,257	49,781
Other regulatory assets, current	44,521	35,849
Prepaid expenses	44,153	28,327
Other current assets	469	2,051

Total current assets	443,741	435,340

Property, Plant, and Equipment:
In service	3,898,726	3,846,446
Less accumulated provision for depreciation	1,140,589	1,124,291

Plant in service, net of depreciation	2,758,137	2,722,155
Construction work in progress	333,631	287,173

Total property, plant, and equipment	3,091,768	3,009,328

Other Property and Investments	16,469	16,394

Deferred Charges and Other Assets:
Deferred charges related to income taxes	49,453	48,210
Other regulatory assets, deferred	316,519	323,116
Other deferred charges and assets	29,433	39,493

Total deferred charges and other assets	395,405	410,819

Total Assets	$3,947,383	$3,871,881

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At March 31, 2012	At December 31, 2011
	(in thousands)
Current Liabilities:
Notes payable	83,589	114,507
Accounts payable —
Affiliated	45,716	54,874
Other	61,034	63,265
Customer deposits	36,010	35,779
Accrued taxes —
Accrued income taxes	104	1,362
Other accrued taxes	11,712	12,114
Accrued interest	19,312	14,018
Accrued compensation	5,294	14,485
Other regulatory liabilities, current	45,436	35,639
Liabilities from risk management activities	30,811	22,786
Other current liabilities	23,104	22,916

Total current liabilities	362,122	391,745

Long-term Debt	1,235,586	1,235,447

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	515,663	458,978
Accumulated deferred investment tax credits	6,422	6,760
Employee benefit obligations	109,589	109,740
Other cost of removal obligations	211,649	214,598
Other regulatory liabilities, deferred	45,300	44,843
Other deferred credits and liabilities	204,446	186,824

Total deferred credits and other liabilities	1,093,069	1,021,743

Total Liabilities	2,690,777	2,648,935

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - March 31, 2012: 4,542,717 shares
- December 31, 2011: 4,142,717 shares	393,060	353,060
Paid-in capital	544,510	542,709
Retained earnings	223,049	231,333
Accumulated other comprehensive loss	(2,011)	(2,154)

Total common stockholder’s equity	1,158,608	1,124,948

Total Liabilities and Stockholder’s Equity	$3,947,383	$3,871,881

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2012 vs. FIRST QUARTER 2011

OVERVIEW

Gulf Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service territory located in northwest Florida and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales given economic conditions, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, fuel prices, and storm restoration following major storms. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Gulf Power for the foreseeable future.

On March 12, 2012, the Florida PSC approved a permanent increase in retail base rates and charges of $64 million effective April 11, 2012. The amount of the permanent increase includes the previously approved $38.5 million interim retail rate increase implemented in September 2011. The Florida PSC’s decision on the amount of the permanent increase also included a determination that none of the base rate revenues collected on an interim basis would be refunded. Gulf Power’s authorized retail ROE is a range of 9.25% to 11.25% with new retail base rates set at the midpoint retail ROE of 10.25%. In addition, the Florida PSC also approved a step increase to Gulf Power’s retail base rates and charges of $4 million to be effective in January 2013. On April 18, 2012, Gulf Power filed a motion to reconsider one aspect of the decision dealing with property acquired as a potential site for a future generating plant. If the motion is granted, the previously approved rates would be increased by an additional $2 million. The ultimate outcome of this matter cannot be determined at this time.

Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Net Income

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$9.0	76.8

Gulf Power’s net income after dividends on preference stock for the first quarter 2012 was $20.7 million compared to $11.7 million for the corresponding period in 2011. The increase was primarily due to an increase related to interim retail rate revenues, higher wholesale capacity revenues from non-affiliates, and a decrease in other operations and maintenance expenses in 2012, partially offset by milder weather in the first quarter 2012 compared to the corresponding period in 2011.

Retail Revenues

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(36.3)	(13.2)

In the first quarter 2012, retail revenues were $238.5 million compared to $274.8 million for the corresponding period in 2011.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the change to retail revenues were as follows:

	First Quarter 2012

	(in millions)	(% change)
Retail – prior year	$274.8
Estimated change in –
Rates and pricing	12.5	4.5
Sales growth (decline)	1.3	0.5
Weather	(8.3)	(3.0)
Fuel and other cost recovery	(41.8)	(15.2)

Retail – current year	$238.5	(13.2)%

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information regarding Gulf Power’s retail base rate case and cost recovery clauses, including Gulf Power’s fuel cost recovery, purchased power capacity recovery, environmental cost recovery, and energy conservation cost recovery.

Revenues associated with changes in rates and pricing increased in the first quarter 2012 when compared to the corresponding period in 2011 primarily due to an increase related to interim retail rate revenues and revenues associated with higher recoverable costs under Gulf Power’s energy conservation cost recovery clause, partially offset by revenues associated with lower recoverable costs under Gulf Power’s environmental cost recovery clause.

Revenues attributable to changes in sales increased in the first quarter 2012 when compared to the corresponding period in 2011. KWH energy sales to industrial customers decreased 6.8% primarily due to increased customer co-generation associated with the lower cost of natural gas in 2012 and changes in customer production levels. Weather-adjusted KWH energy sales to commercial customers increased 3.3% due to higher use per customer. Weather-adjusted KWH energy sales to residential customers remained relatively flat.

Revenues attributable to changes in weather decreased in the first quarter 2012 when compared to the corresponding period for 2011 due to milder weather in the first quarter 2012 compared to the corresponding period in 2011.

Fuel and other cost recovery revenues decreased in the first quarter 2012 when compared to the corresponding period for 2011 primarily due to revenues associated with lower recoverable fuel cost for generation and purchased power energy costs in addition to fewer KWH energy sales. Fuel and other cost recovery provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and the difference between projected and actual costs and revenues related to energy conservation and environmental compliance. See FUTURE EARNINGS POTENTIAL – “PSC Matters – Cost Recovery Clauses – Fuel Cost Recovery” herein for additional information.

Wholesale Revenues – Non-Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(3.9)	(12.6)

Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Gulf Power’s and the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and availability of the Southern Company system’s generation. Wholesale revenues from non-affiliates include unit power sales under long-term contracts to other utilities in Florida and Georgia.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.

In the first quarter 2012, wholesale revenues from non-affiliates were $27.1 million compared to $31.0 million for the corresponding period in 2011. The decrease was primarily due to lower energy revenues related to a 58.4% decrease in KWH sales resulting primarily from less energy scheduled by unit power customers, partially offset by a 31.6% increase in capacity revenues related to increased capacity rates resulting from contract provisions. These contracts include change-in-law provisions that provide for recovery of the environmental costs related to the generating resource.

Wholesale Revenues – Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$32.3	779.4

Wholesale revenues from sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the fuel revenue related to energy sales and the cost of energy purchases are both included in the determination of recoverable fuel costs and are generally offset by revenues collected in Gulf Power’s fuel cost recovery clause.

In the first quarter 2012, wholesale revenues from affiliates were $36.4 million compared to $4.1 million for the corresponding period in 2011. The increase was primarily due to higher energy revenues related to a 1,205% increase in KWH energy sales resulting from the availability of Gulf Power’s lower priced natural gas resources to serve affiliate demand.

Fuel and Purchased Power Expenses

First Quarter 2012 vs. First Quarter 2011

	(change in millions)	(% change)
Fuel	$(10.7)	(8.1)
Purchased power – non-affiliates	4.2	60.3
Purchased power – affiliates	(14.1)	(84.9)

Total fuel and purchased power expenses	$(20.6)

In the first quarter 2012, total fuel and purchased power expenses were $134.8 million compared to $155.4 million for the corresponding period in 2011. The net decrease in fuel and purchased power expenses was due to a $65.5 million decrease in the average cost of generated and purchased power and a $25.0 million decrease related to KWHs generated, partially offset by a $69.9 million increase related to KWHs purchased.

Fuel and purchased power transactions do not have a significant impact on earnings since energy and purchased power expenses are generally offset by energy and capacity revenues through Gulf Power’s fuel cost and purchased power capacity recovery clauses. See FUTURE EARNINGS POTENTIAL – “PSC Matters – Cost Recovery Clauses – Fuel Cost Recovery” and “– Purchased Power Capacity Recovery” herein for additional information.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Gulf Power’s generation and purchased power were as follows:

	First Quarter 2012	First Quarter 2011

Total generation (millions of KWHs)	2,341	2,801
Total purchased power (millions of KWHs)	1,750	448

Sources of generation (percent) –
Coal	53	67
Gas	47	33

Cost of fuel, generated (cents per net KWH) –
Coal	4.29	5.03
Gas	3.44	3.99

Average cost of fuel, generated (cents per net KWH)	3.89	4.69
Average cost of purchased power (cents per net KWH)*	2.50	5.37

*	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.

Fuel

In the first quarter 2012, fuel expense was $121.1 million compared to $131.8 million for the corresponding period in 2011. The decrease was primarily the result of a 13.8% decrease in the average cost of natural gas per KWH generated, a higher percentage of utilization of lower cost natural gas-fired sources, and a 16.5% decrease in KWHs generated as a result of lower demand. These decreases were partially offset by a 290.6% increase in KWHs purchased.

In the first quarter 2012, the decrease in the average cost of fuel was a result of decreases in the average costs of natural gas and coal per KWH generated and a higher percentage of utilization of Gulf Power’s lower cost natural gas-fired generation sources.

Purchased Power – Non-Affiliates

In the first quarter 2012, purchased power expense from non-affiliates was $11.2 million compared to $7.0 million for the corresponding period in 2011. The increase was primarily due to a $4.2 million increase in energy costs resulting from a 1,957% increase in KWHs purchased.

In the first quarter 2012, the average cost of purchased power from non-affiliates was 2.4 cents per net KWH compared to 8.8 cents per net KWH for the corresponding period in 2011. The decrease was primarily the result of a decrease in the average cost of natural gas.

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation.

Purchased Power – Affiliates

In the first quarter 2012, purchased power expense from affiliates was $2.5 million compared to $16.6 million for the corresponding period in 2011. The decrease was primarily due to a $14.3 million decrease in energy costs resulting from a 95.2% decrease in KWHs purchased, partially offset by a $0.2 million increase in capacity costs.

In the first quarter 2012, the average cost of purchased power from affiliates was 14.5 cents per net KWH compared to 4.6 cents per net KWH for the corresponding period in 2011. The increase was primarily due to fewer KWHs purchased and increased capacity costs, partially offset by lower energy costs.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

Other Operations and Maintenance Expenses

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(5.3)	(6.6)

In the first quarter 2012, other operations and maintenance expenses were $75.2 million compared to $80.5 million for the corresponding period in 2011. The decrease was primarily due to an $11.4 million decrease in routine and planned outage maintenance expense at generation facilities, partially offset by increases of $3.5 million for labor and benefit-related expenses, $1.4 million in marketing programs, and $0.6 million in other energy services projects. The increased expense from energy service projects did not have a material impact on earnings since it was offset by associated revenues.

Depreciation and Amortization

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$1.5	4.9

In the first quarter 2012, depreciation and amortization was $33.3 million compared to $31.8 million for the corresponding period in 2011. The increase was primarily due to net additions to transmission and distribution facilities.

Taxes Other Than Income Taxes

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(1.1)	(4.5)

In the first quarter 2012, taxes other than income taxes were $23.8 million compared to $24.9 million for the corresponding period in 2011. The decrease was primarily due to a $2.0 million decrease in gross receipt taxes and franchise fees, which have no impact on net income, partially offset by a $0.4 million increase in property taxes and a $0.5 million increase in payroll taxes.

Allowance for Equity Funds Used During Construction

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(0.9)	(42.1)

In the first quarter 2012, AFUDC equity was $1.2 million compared to $2.1 million for the corresponding period in 2011. The decrease was primarily due to an adjustment related to deferred future generation carrying costs, partially offset by increases related to construction of environmental control projects at generating facilities.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net of Amounts Capitalized

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$1.8	12.8

In the first quarter 2012, interest expense, net of amounts capitalized was $15.4 million compared to $13.6 million for the corresponding period in 2011. The increase was primarily due to net increases in long-term debt.

Income Taxes

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$4.9	73.7

In the first quarter 2012, income taxes were $11.7 million compared to $6.8 million for the corresponding period in 2011. The increase was primarily due to higher pre-tax earnings, partially offset by a decrease in unrecognized tax benefits.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of Gulf Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include Gulf Power’s ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Gulf Power’s service territory. Changes in economic conditions impact sales for Gulf Power, and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.

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

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power. At the same time, the EPA asked the U.S. Court of Appeals for the Eleventh Circuit to stay its appeal of the judgment in favor of Alabama Power. Alabama Power filed oppositions to the EPA’s motion and its request for a stay. On March 29, 2012, the U.S. Court of Appeals for the Eleventh Circuit denied the EPA’s request to stay its appeal. The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment. The ultimate outcome of this matter cannot be determined at this time.

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed on May 27, 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

Environmental Statutes and Regulations

General

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – General” of Gulf Power in Item 7 of the Form 10-K for information regarding Gulf Power’s estimated base level capital expenditures to comply with existing statutes and regulations for 2012 through 2014, as well as Gulf Power’s preliminary estimates for potential incremental environmental compliance investments associated with complying with the EPA’s final Mercury and Air Toxics Standards (MATS) rule (formerly referred to as the Utility Maximum Achievable Control Technology rule) and the EPA’s proposed water and coal combustion byproducts rules. Gulf Power is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules.

Gulf Power’s compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated, including any proposed environmental regulations; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and Gulf Power’s fuel mix. These costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, the addition of new generating resources, and changing fuel sources for certain existing units. Gulf Power’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information on the eight-hour ozone air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. None of the areas within Gulf Power’s service territory were designated as nonattainment areas.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, including Gulf Power, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court of Appeals for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Gulf Power in Item 7 of the Form 10-K for additional information. On April 5, 2012, 10 environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts as soon as possible. Other parties are expected to file similar challenges. The ultimate outcome of this matter cannot be determined at this time.

Global Climate Issues

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for additional information. On April 13, 2012, the EPA published proposed regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel steam electric generating units. As proposed, the standards would not apply to existing units. The EPA has delayed its plans to propose greenhouse gas emissions performance standards for modified sources and emissions guidelines for existing sources. The impact of this rulemaking will depend on the scope and specific requirements of the final rule and the outcome of any legal challenges and, therefore, cannot be determined at this time.

PSC Matters

Retail Base Rate Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Base Rate Case” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Retail Base Rate Case” in Item 8 of the Form 10-K for additional information.

On March 12, 2012, the Florida PSC approved a permanent increase in retail base rates and charges of $64 million effective April 11, 2012. The amount of the permanent increase includes the previously approved $38.5 million interim retail rate increase implemented in September 2011. The Florida PSC’s decision on the amount of the permanent increase also included a determination that none of the base rate revenues collected on an interim basis would be refunded. Gulf Power’s authorized retail ROE is a range of 9.25% to 11.25% with new retail base rates set at the midpoint retail ROE of 10.25%. In addition, the Florida PSC also approved a step increase to Gulf Power’s retail base rates and charges of $4 million to be effective in January 2013. On April 18, 2012, Gulf Power filed a motion to reconsider one aspect of the decision dealing with property acquired as a potential site for a future generating plant. If the motion is granted, the previously approved rates would be increased by an additional $2 million. The ultimate outcome of this matter cannot be determined at this time.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost Recovery Clauses

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Cost Recovery Clauses” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Cost Recovery Clauses” in Item 8 of the Form 10-K for additional information.

Fuel Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Over recovered fuel costs at March 31, 2012 totaled $28.8 million compared to $9.9 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

Purchased Power Capacity Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Purchased Power Capacity Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Purchased Power Capacity Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Over recovered purchased power capacity costs at March 31, 2012 totaled $9.6 million compared to $8.0 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

Environmental Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Cost Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.

Over recovered environmental costs at March 31, 2012 totaled $4.0 million compared to $10.0 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

On April 3, 2012, the Mississippi PSC approved Mississippi Power’s request for a CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, excluding AFUDC, and it is scheduled for completion in December 2015.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy Conservation Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Energy Conservation Cost Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Energy Conservation Cost Recovery” in Item 8 of the Form 10-K for additional information.

Under recovered energy conservation costs at March 31, 2012 totaled $2.0 million compared to $3.1 million at December 31, 2011. These amounts are included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein.

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Gulf Power through 2013. Consequently, Gulf Power’s positive cash flow benefit is estimated to be between $105 million and $135 million in 2012.

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

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Overview” of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power’s financial condition remained stable at March 31, 2012. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $117.5 million for the first three months of 2012 compared to $87.2 million for the corresponding period in 2011. The $30.3 million increase was primarily due to a $26.3 million increase in deferred income taxes related to bonus depreciation and a $16.5 million increase related to reduced purchases of fossil fuel, partially offset by a $16.0 million decrease related to lower retail operating revenues. Net cash used for investing activities totaled $98.8 million in the first three months of 2012 compared to $98.5 million for the corresponding period in 2011. The $0.3 million increase was primarily due to a decrease in gross property additions. Net cash used for financing activities totaled $16.9 million for the first three months of 2012 compared to $15.1 million provided from financing activities for the corresponding period in 2011. The $32.0 million change was primarily due to a $20.7 million decrease in notes payable and a $10 million decrease in issuances of common stock.

Significant balance sheet changes for the first quarter 2012 include a net increase of $82.4 million in property, plant, and equipment, primarily due to the addition of environmental control projects, a $56.7 million increase in accumulated deferred income taxes, primarily related to bonus depreciation, and the issuance of common stock to Southern Company for $40 million.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, maturities of long-term debt, as well as the related interest, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. There are no requirements through March 31, 2013 to fund maturities of long-term debt.

The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet new regulatory requirements; changes in FERC rules and regulations; Florida PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

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

At March 31, 2012, Gulf Power had approximately $19.1 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2012 were as follows:

Expires					Executable Term Loans		Due Within One Year(a)
2012	2013	2014 and Beyond	Total	Unused	One Year	Two Year	Term Out	No Term Out

(in millions)			(in millions)		(in millions)		(in millions)
$75	$35	$165	$275	$275	$75	$—	$75	$35

(a)	Reflects facilities expiring on or before March 31, 2013.

See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

During the first quarter 2012, Gulf Power entered into a new $35 million 364-day committed credit arrangement.

Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of Gulf Power. Gulf Power is currently in compliance with all such covenants. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Gulf Power’s commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2012 was approximately $69 million.

Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Gulf Power and the other traditional operating companies. Proceeds from such issuances for the benefit of Gulf Power are loaned directly to Gulf Power. The obligations of each traditional operating company under these arrangements are several and there is no cross affiliate credit support.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)		(in millions)
March 31, 2012:
Commercial paper	$84	0.2%	$85	0.2%	$117

(a)	Average and maximum amounts are based upon daily balances during the period.

Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.

Credit Rating Risk

Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. The maximum potential collateral requirements under these contracts at March 31, 2012 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements

(in millions)
At BBB- and/or Baa3	$126
Below BBB- and/or Baa3	539

Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Gulf Power’s ability to access capital markets, particularly the short-term debt market.

Market Price Risk

Gulf Power’s market risk exposure relative to interest rate changes for the first quarter 2012 has not changed materially compared with the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

Due to cost-based rate regulation and other various cost recovery mechanisms, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. Gulf Power continues to manage a financial hedging program for fuel purchased to operate its electric generating fleet implemented per the

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

guidelines of the Florida PSC. As such, Gulf Power had no material change in market risk exposure for the first quarter 2012 when compared with the December 31, 2011 reporting period.

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three months ended March 31, 2012 were as follows:

First Quarter 2012 Changes

Fair Value

(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(41)
Contracts realized or settled	6
Current period changes(a)	(19)

Contracts outstanding at the end of the period, assets (liabilities), net	$(54)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2012 was a decrease of $13 million, of which $12 million related to natural gas swaps and $1 million related to natural gas options. The change is attributable to both the volume of mmBtu and the price of natural gas. At March 31, 2012, Gulf Power had a net hedge volume of 43 million mmBtu, which consisted of 41 million mmBtu of swaps and 2 million mmBtu of options. The weighted average swap contract cost was approximately $1.27 per mmBtu above market prices. At December 31, 2011, Gulf Power had a net hedge volume of 38 million mmBtu, which consisted of 35 million mmBtu of swaps and 3 million mmBtu of options. The weighted average swap contract cost was approximately $1.14 per mmBtu above market prices. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Natural gas settlements are recovered through Gulf Power’s fuel cost recovery clause.

Regulatory hedges relate to Gulf Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Gulf Power’s fuel cost recovery clause.

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2012 and 2011 for energy-related derivative contracts that are not hedges were not material.

Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2012 were as follows:

	March 31, 2012 Fair Value Measurements

	Total	Maturity

	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(54)	(33)	(20)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(54)	$(33)	$(20)	$(1)

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Gulf Power. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The impact, if any, cannot be determined until all relevant regulations are finalized.

For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Gulf Power in Item 7 and Note 1 under “Financial Instruments” and Note 10 to the financial statements of Gulf Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.

Financing Activities

In January 2012, Gulf Power issued to Southern Company 400,000 shares of Gulf Power’s common stock, without par value, and realized proceeds of $40 million. The proceeds were used to repay a portion of Gulf Power’s short-term debt and for other general corporate purposes, including Gulf Power’s continuous construction program.

In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011
	(in thousands)
Operating Revenues:
Retail revenues	$166,271	$180,474
Wholesale revenues, non-affiliates	54,231	69,851
Wholesale revenues, affiliates	4,040	9,300
Other revenues	4,172	3,651

Total operating revenues	228,714	263,276

Operating Expenses:
Fuel	88,619	121,054
Purchased power, non-affiliates	1,943	1,010
Purchased power, affiliates	8,860	8,350
Other operations and maintenance	54,895	70,367
Depreciation and amortization	22,481	19,863
Taxes other than income taxes	21,703	17,481

Total operating expenses	198,501	238,125

Operating Income	30,213	25,151
Other Income and (Expense):
Allowance for equity funds used during construction	11,827	3,131
Interest income	120	342
Interest expense, net of amounts capitalized	(7,805)	(6,013)
Other income (expense), net	(242)	(403)

Total other income and (expense)	3,900	(2,943)

Earnings Before Income Taxes	34,113	22,208
Income taxes	8,425	7,158

Net Income	25,688	15,050
Dividends on Preferred Stock	433	433

Net Income After Dividends on Preferred Stock	$25,255	$14,617

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011
	(in thousands)
Net Income After Dividends on Preferred Stock	$25,255	$14,617
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(296) and $(1), respectively	(478)	(2)
Reclassification adjustment for amounts included in net income, net of tax of $16 and $-, respectively	26	—

Total other comprehensive income (loss)	(452)	(2)

Comprehensive Income	$24,803	$14,615

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$25,688	$15,050
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	21,931	21,442
Deferred income taxes	(1,210)	10,015
Investment tax credits received	13,974	9,750
Allowance for equity funds used during construction	(11,827)	(3,131)
Pension, postretirement, and other employee benefits	2,268	1,037
Hedge settlements	(15,983)	—
Stock based compensation expense	957	813
Other, net	(1,127)	(1,363)
Changes in certain current assets and liabilities —
-Receivables	14,536	11,592
-Fossil fuel stock	(16,188)	(538)
-Materials and supplies	(538)	(317)
-Prepaid income taxes	4,168	15,976
-Other current assets	(4,357)	1,649
-Accounts payable	(11,558)	17,538
-Accrued taxes	(31,434)	(31,213)
-Accrued compensation	(10,803)	(9,556)
-Over recovered regulatory clause revenues	12,627	7,756
-Other current liabilities	9,480	(149)

Net cash provided from operating activities	604	66,351

Investing Activities:
Property additions	(370,923)	(148,917)
Cost of removal, net of salvage	(1,149)	(2,830)
Construction payables	30,080	33,291
Capital grant proceeds	1,816	16,912
Distribution of restricted cash	—	50,000
Other investing activities	(4,207)	(834)

Net cash used for investing activities	(344,383)	(52,378)

Financing Activities:
Proceeds —
Capital contributions from parent company	150,735	50,610
Senior notes issuances	400,000	—
Interest-bearing refundable deposit related to asset sale	150,000	—
Redemptions —
Capital leases	(377)	(349)
Other long-term debt	(75,000)	(130,000)
Payment of preferred stock dividends	(433)	(433)
Payment of common stock dividends	(26,700)	(18,875)
Other financing activities	715	(312)

Net cash provided from (used for) financing activities	598,940	(99,359)

Net Change in Cash and Cash Equivalents	255,161	(85,386)
Cash and Cash Equivalents at Beginning of Period	211,585	160,779

Cash and Cash Equivalents at End of Period	$466,746	$75,393

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (paid $5,965 and $7,129, net of $6,565 and $994 capitalized for 2012 and 2011, respectively)	$—	$6,135
Income taxes (net of refunds)	(11,994)	(32,294)
Noncash transactions — accrued property additions at end of period	165,982	72,114

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2012	At December 31, 2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$466,746	$211,585
Receivables —
Customer accounts receivable	27,836	32,551
Unbilled revenues	27,231	27,239
Other accounts and notes receivable	3,716	7,080
Affiliated companies	19,463	23,078
Accumulated provision for uncollectible accounts	(415)	(547)
Fossil fuel stock, at average cost	156,360	140,173
Materials and supplies, at average cost	31,325	30,787
Other regulatory assets, current	75,249	69,201
Prepaid income taxes	37,408	37,793
Other current assets	10,000	8,881

Total current assets	854,919	587,821

Property, Plant, and Equipment:
In service	2,912,571	2,902,240
Less accumulated provision for depreciation	1,035,946	1,019,251

Plant in service, net of depreciation	1,876,625	1,882,989
Construction work in progress	1,323,400	955,135

Total property, plant, and equipment	3,200,025	2,838,124

Other Property and Investments	6,288	6,520

Deferred Charges and Other Assets:
Deferred charges related to income taxes	39,703	25,009
Other regulatory assets, deferred	190,894	185,694
Other deferred charges and assets	30,422	28,674

Total deferred charges and other assets	261,019	239,377

Total Assets	$4,322,251	$3,671,842

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At March 31, 2012	At December 31, 2011
	(in thousands)
Current Liabilities:
Securities due within one year	$255,255	$240,633
Interest-bearing refundable deposit related to asset sale	150,000	—
Accounts payable —
Affiliated	50,786	62,650
Other	198,396	168,309
Customer deposits	13,993	13,658
Accrued taxes —
Accrued income taxes	5,922	3,813
Other accrued taxes	20,364	53,825
Accrued interest	22,264	12,750
Accrued compensation	5,086	15,889
Other regulatory liabilities, current	5,535	5,779
Over recovered regulatory clause liabilities	73,129	60,502
Liabilities from risk management activities	39,649	54,127
Other current liabilities	20,797	17,533

Total current liabilities	861,176	709,468

Long-term Debt	1,412,662	1,103,596

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	259,903	270,397
Deferred credits related to income taxes	10,800	11,058
Accumulated deferred investment tax credits	150,983	109,761
Employee benefit obligations	162,007	161,065
Other cost of removal obligations	130,909	126,424
Other regulatory liabilities, deferred	61,831	60,848
Other deferred credits and liabilities	39,700	37,228

Total deferred credits and other liabilities	816,133	776,781

Total Liabilities	3,089,971	2,589,845

Redeemable Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	847,035	694,855
Retained earnings	324,123	325,568
Accumulated other comprehensive loss	(9,349)	(8,897)

Total common stockholder’s equity	1,199,500	1,049,217

Total Liabilities and Stockholder’s Equity	$4,322,251	$3,671,842

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2012 vs. FIRST QUARTER 2011

OVERVIEW

Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service territory located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales given economic conditions, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, fuel prices, capital expenditures, and restoration following major storms. In addition, Mississippi Power is currently constructing the Kemper IGCC. Mississippi Power has various regulatory mechanisms that operate to address cost recovery. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Mississippi Power for the foreseeable future.

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

RESULTS OF OPERATIONS

Net Income

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$10.7	72.8

Mississippi Power’s net income after dividends on preferred stock for the first quarter 2012 was $25.3 million compared to $14.6 million for the corresponding period in 2011. The increase in net income after dividends on preferred stock for the first quarter 2012 was the result of an increase in AFUDC equity primarily related to the construction of the Kemper IGCC, which began in June 2010, and a decrease in operations and maintenance expenses. These factors were partially offset by a decrease in territorial base revenues resulting from milder weather in the first quarter 2012 compared to the corresponding period in 2011. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” and Note (B) to the Condensed Financial Statements herein for additional information regarding the Kemper IGCC.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(14.2)	(7.9)

In the first quarter 2012, retail revenues were $166.3 million compared to $180.5 million for the corresponding period in 2011.

Details of the change to retail revenues were as follows:

	First Quarter 2012

	(in millions)	(% change)
Retail – prior year	$180.5
Estimated change in –
Rates and pricing	(1.1)	(0.6)
Sales growth (decline)	3.1	1.7
Weather	(4.9)	(2.7)
Fuel and other cost recovery	(11.3)	(6.3)

Retail – current year	$166.3	(7.9)%

Revenues associated with changes in rates and pricing decreased in the first quarter 2012 when compared to the corresponding period in 2011 due to a decrease of $1.1 million related to the ECO Plan rate.

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Compliance Overview Plan” of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Compliance Overview Plan” herein for additional information.

Revenues attributable to changes in sales increased in the first quarter 2012 when compared to the corresponding period in 2011. KWH energy sales to industrial customers increased 4.7% due to increased production for several large industrial customers resulting from continued economic recovery. Weather-adjusted KWH energy sales to residential and commercial customers increased 1.2% and 0.9%, respectively, when compared to the corresponding period in 2011 due to a small increase in the number of customers.

Revenues attributable to changes in weather decreased in the first quarter 2012 when compared to the corresponding period for 2011 primarily due to milder weather in the first quarter 2012.

Fuel and other cost recovery revenues decreased in the first quarter 2012 when compared to the corresponding period in 2011 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power’s service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(15.7)	(22.4)

Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power’s and the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation. Increases and decreases in revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income.

In the first quarter 2012, wholesale revenues from non-affiliates were $54.2 million compared to $69.9 million for the corresponding period in 2011. The decrease was due to a $10.9 million decrease in energy revenues, of which $5.0 million was associated with a decrease in KWH sales due to lower demand primarily resulting from milder weather in the first quarter 2012 compared to the corresponding period in 2011 and $5.9 million was associated with lower fuel prices, and a $4.8 million decrease in capacity revenues resulting from lower customer demand.

Wholesale Revenues – Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(5.3)	(56.6)

Wholesale revenues from sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.

In the first quarter 2012, wholesale revenues from affiliates were $4.0 million compared to $9.3 million for the corresponding period in 2011. The decrease was primarily due to a $5.2 million decrease in energy revenues, of which $2.8 million was associated with a decrease in KWH sales and $2.4 million was associated with lower prices.

Fuel and Purchased Power Expenses

First Quarter 2012 vs. First Quarter 2011

	(change in millions)	(% change)
Fuel	($32.5)	(26.8)
Purchased power — non-affiliates	0.9	92.4
Purchased power — affiliates	0.6	6.1

Total fuel and purchased power expenses	($31.0)

In the first quarter 2012, total fuel and purchased power expenses were $99.4 million compared to $130.4 million for the corresponding period in 2011. The decrease was primarily due to an $18.0 million decrease in the cost of fuel and purchased power and a $13.0 million decrease in total KWHs generated and purchased as a result of lower KWH demand primarily due to milder weather in the first quarter 2012.

Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “PSC Matters” herein for additional information.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Mississippi Power’s generation and purchased power were as follows:

	First Quarter 2012	First Quarter 2011

Total generation (millions of KWHs)	2,982	3,364
Total purchased power (millions of KWHs)	447	304

Sources of generation (percent) –
Coal	21	35
Gas	79	65

Cost of fuel, generated (cents per net KWH) –
Coal	4.77	4.23
Gas	2.83	3.72

Average cost of fuel, generated (cents per net KWH)	3.29	3.92
Average cost of purchased power (cents per net KWH)	2.42	3.08

Fuel

In the first quarter 2012, fuel expense was $88.6 million compared to $121.1 million for the corresponding period in 2011. The decrease was primarily due to a 23.9% decrease in the average cost of natural gas per KWH generated primarily resulting from lower gas prices and a 12.7% decrease in generation from Mississippi Power’s facilities resulting from lower energy demand primarily due to milder weather in the first quarter 2012 compared to the corresponding period in 2011.

Purchased Power – Non-Affiliates

In the first quarter 2012, purchased power expense from non-affiliates was $1.9 million compared to $1.0 million for the corresponding period in 2011. The increase was primarily the result of a 77.6% increase in KWH volume purchased and an 8.3% increase in the average cost of purchased power per KWH. The increase in the volume of KWHs purchased was due to a decrease in generation from Mississippi Power’s facilities. The increase in the average cost per KWH purchased was due to a higher marginal cost of fuel.

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation.

Purchased Power – Affiliates

In the first quarter 2012, purchased power expense from affiliates was $8.9 million compared to $8.3 million for the corresponding period in 2011. The increase was primarily due to a 40.3% increase in KWH volume purchased, partially offset by a 24.4% decrease in the average cost of purchased power per KWH.

Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(15.5)	(22.0)

In the first quarter 2012, other operations and maintenance expenses were $54.9 million compared to $70.4 million for the corresponding period in 2011. The decrease was primarily due to a $10.8 million decrease in rent expense and expenses under a long-term service agreement resulting from the expiration of an operating lease for Plant Daniel Units 3 and 4 in October 2011 and a $6.5 million decrease in generation expenses primarily related to scheduled outages. These decreases were partially offset by a $1.3 million increase in administrative and general expenses. See Note 1 to the financial statements of Mississippi Power under “Purchase of the Plant Daniel Combined Cycle Generating Units” in Item 8 of the Form 10-K for additional information.

Depreciation and Amortization

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$2.6	13.2

In the first quarter 2012, depreciation and amortization was $22.5 million compared to $19.9 million for the corresponding period in 2011. The increase was primarily due to a $3.3 million increase in depreciation on additional plant in service and a $1.9 million increase in amortization resulting from the plant acquisition adjustment related to the purchase of Plant Daniel Units 3 and 4. These increases were partially offset by a $2.6 million decrease in amortization primarily resulting from a regulatory deferral associated with the purchase of Plant Daniel Units 3 and 4.

See Note 1 to the financial statements of Mississippi Power under “Purchase of the Plant Daniel Combined Cycle Generating Units” and “Depreciation and Amortization” in Item 8 of the Form 10-K for additional information.

Taxes Other Than Income Taxes

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$4.2	24.2

In the first quarter 2012, taxes other than income taxes were $21.7 million compared to $17.5 million for the corresponding period in 2011. The increase was primarily due to a $4.0 million increase in ad valorem taxes and a $0.2 million increase in franchise taxes.

The retail portion of ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income.

Allowance for Equity Funds Used During Construction

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$8.7	N/M

N/M — Not meaningful

In the first quarter 2012, AFUDC equity was $11.8 million compared to $3.1 million for the corresponding period in 2011. The increase was primarily due to the construction of the Kemper IGCC.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” herein for additional information regarding the Kemper IGCC.

Interest Expense, Net of Amounts Capitalized

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$1.8	29.8

In the first quarter 2012, interest expense, net of amounts capitalized was $7.8 million compared to $6.0 million for the corresponding period in 2011. The increase was primarily due to an $8.6 million increase in interest expense associated with the issuances of new long-term debt in April 2011, September 2011, October 2011, and March 2012 and a $1.1 million increase in interest expense resulting from the receipt of a $150 million interest-bearing refundable deposit from SMEPA in March 2012 related to its pending purchase of a 17.5% undivided interest in the Kemper IGCC. The increase was partially offset by a $5.6 million increase in capitalized interest primarily resulting from AFUDC debt associated with the Kemper IGCC and a $1.9 million decrease in interest expense resulting from the amortization of the fair value adjustment on the assumed debt related to the purchase of Plant Daniel Units 3 and 4 in October 2011.

See Note 1 to the financial statements of Mississippi Power under “Purchase of the Plant Daniel Combined Cycle Generating Units” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” herein for additional information.

Income Taxes

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$1.2	17.7

In the first quarter 2012, income taxes were $8.4 million compared to $7.2 million for the corresponding period in 2011. The increase was primarily due to a $4.7 million increase resulting from higher pre-tax earnings and a $0.3 million increase due to lower State of Mississippi manufacturing investment tax credits, partially offset by a $3.4 million decrease due to higher AFUDC equity, which is non-taxable, and a $0.3 million decrease in unrecognized tax benefits.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of Mississippi Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include Mississippi Power’s ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power’s service territory. Changes in economic conditions impact sales for Mississippi Power and the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.

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

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power (including claims related to a unit co-owned by Mississippi Power). At the same time, the EPA asked the U.S. Court of Appeals for the Eleventh Circuit to stay its appeal of the judgment in favor of Alabama Power. Alabama Power filed oppositions to the EPA’s motion and its request for a stay. On March 29, 2012, the U.S. Court of Appeals for the Eleventh Circuit denied the EPA’s request to stay its appeal. The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment. The ultimate outcome of this matter cannot be determined at this time.

Environmental Statutes and Regulations

General

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — General” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s estimated base level capital expenditures to comply with existing statutes and regulations for 2012 through 2014, as well as Mississippi Power’s preliminary estimates for potential incremental environmental compliance investments associated with complying with the EPA’s final Mercury and Air Toxics Standards (MATS) rule (formerly referred to as the Utility Maximum Achievable Control Technology rule) and the EPA’s proposed water and coal combustion byproducts rules. Mississippi Power is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules.

Mississippi Power’s compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated, including any proposed environmental regulations; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and Mississippi Power’s fuel mix. These costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, the addition of new generating resources, and changing fuel sources for certain existing units. Mississippi Power’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information on the eight-hour ozone air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. None of the areas within Mississippi Power’s service territory were designated as nonattainment areas.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, including Mississippi Power, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court of Appeals for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Coal Combustion Byproducts” of Mississippi Power in Item 7 of the Form 10-K for additional information. On April 5, 2012, 10 environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts as soon as possible. Other parties are expected to file similar challenges. The ultimate outcome of this matter cannot be determined at this time.

Global Climate Issues

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Global Climate Issues” of Mississippi Power in Item 7 of the Form 10-K for additional information. On April 13, 2012, the EPA published proposed regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel steam electric generating units. As proposed, the standards would not apply to existing units. The EPA has delayed its plans to propose greenhouse gas emissions performance standards for modified sources and emissions guidelines for existing sources. The impact of this rulemaking will depend on the scope and specific requirements of the final rule and the outcome of any legal challenges and, therefore, cannot be determined at this time.

FERC Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K for additional information.

On January 20, 2012, Mississippi Power reached a settlement agreement with its wholesale customers, which was executed by all parties on March 9, 2012. The settlement agreement provides that base rates under the cost-based electric tariff will increase by approximately $22.6 million over a 12-month period with revised rates effective April 1, 2012. In 2012, the amount of base rate revenues to be received from the agreed upon increase will be approximately $17.0 million. On March 12, 2012, Mississippi Power filed an unopposed motion to place wholesale Municipal and Rural Associations (MRA) interim rates into effect pending approval of the settlement agreement between the parties by the FERC. On March 28, 2012, the FERC approved the motion to place interim rates into effect beginning in May 2012. Approval of the settlement agreement by the FERC has been delayed until later in the year.

The ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSC Matters

Performance Evaluation Plan

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Performance Evaluation Plan” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Performance Evaluation Plan” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s base rates.

On April 2, 2012, Mississippi Power filed a motion to suspend the 2011 PEP lookback filing. Unresolved matters related to certain costs included in the 2010 PEP lookback filing also impact the 2011 PEP lookback filing, making it impractical to determine Mississippi Power’s actual retail return on investment for 2011 for purposes of the 2011 PEP lookback filing. The ultimate outcome of these matters cannot be determined at this time.

Environmental Compliance Overview Plan

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Environmental Compliance Overview Plan” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC.

On April 3, 2012, the Mississippi PSC approved Mississippi Power’s request for a CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power’s portion being $330 million, excluding AFUDC. The project is scheduled for completion in December 2015. Mississippi Power’s portion of the cost is expected to be recovered through the ECO Plan. As of March 31, 2012, total project expenditures were $55.6 million, with Mississippi Power’s portion being $27.8 million.

On February 14, 2012, Mississippi Power submitted its 2012 ECO Plan notice, which proposed a 0.3% increase in annual revenues for Mississippi Power. In compliance with the CPCN to construct scrubbers on Plant Daniel Units 1 and 2, Mississippi Power will revise the 2012 ECO Plan notice excluding scrubber expenditures from rate base, which is expected to result in little or no rate change.

The ultimate outcome of these matters cannot be determined at this time.

Fuel Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery.

At March 31, 2012, the amount of over recovered retail fuel costs included in Mississippi Power’s Condensed Balance Sheets herein was $50.9 million compared to $42.4 million at December 31, 2011. Mississippi Power also has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. At March 31, 2012, the amount of over recovered

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

wholesale MRA and MB fuel costs included in Mississippi Power’s Condensed Balance Sheets was $18.1 million and $2.4 million, respectively, compared to $14.3 million and $2.2 million, respectively, at December 31, 2011. In addition, at March 31, 2012 and December 31, 2011, the amount of over recovered MRA emissions allowance cost included in Mississippi Power’s Condensed Balance Sheets herein was $1.7 million. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factors will have no significant effect on Mississippi Power’s revenues or net income, but will decrease annual cash flow.

Integrated Coal Gasification Combined Cycle

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding Mississippi Power’s construction of the Kemper IGCC.

In May 2010, Mississippi Power filed a motion with the Mississippi PSC accepting the conditions contained in the Mississippi PSC order confirming Mississippi Power’s application for a CPCN authorizing the acquisition, construction, and operation of the Kemper IGCC. In June 2010, the Mississippi PSC issued the CPCN (2010 MPSC Order).

In June 2010, the Sierra Club filed an appeal of the Mississippi PSC’s June 2010 decision to grant the CPCN for the Kemper IGCC with the Chancery Court of Harrison County, Mississippi (Chancery Court). Subsequently, in July 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. In October 2010, the Mississippi Supreme Court dismissed the Sierra Club’s direct appeal. On February 28, 2011, the Chancery Court issued a judgment affirming the 2010 MPSC Order and, on March 1, 2011, the Sierra Club appealed the Chancery Court’s decision to the Mississippi Supreme Court. On March 15, 2012, the Mississippi Supreme Court reversed the Chancery Court’s decision and the 2010 MPSC Order and remanded the matter to the Mississippi PSC to correct the 2010 MPSC Order. The Mississippi Supreme Court concluded that the 2010 MPSC Order did not cite in sufficient detail substantial evidence upon which the Mississippi Supreme Court could determine the basis for the findings of the Mississippi PSC granting the CPCN.

On March 30, 2012, the Mississippi PSC issued temporary authorization for the continuation of construction of the Kemper IGCC until the earlier of the conclusion of the Mississippi PSC’s May 2012 open meeting or immediately upon the issuance of any final order issued by the Mississippi PSC on remand that conclusively addresses the mandate. On April 24, 2012, the Mississippi PSC issued a detailed order on remand (2012 MPSC Order) confirming the CPCN for the Kemper IGCC subject to the same conditions set forth in the 2010 MPSC Order. On April 26, 2012, the Sierra Club filed a motion for stay and a notice of appeal of the 2012 MPSC Order with the Chancery Court. On May 2, 2012, Mississippi Power filed a petition to join the appeal.

The certificated cost estimate of the Kemper IGCC is $2.4 billion, net of $245.3 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (CCPI2) and excluding the cost of the lignite mine and equipment and the carbon dioxide (CO2) pipeline facilities. The 2012 MPSC Order, like the 2010 MPSC Order, (1) approved a construction cost cap of up to $2.88 billion (exemptions from the cost cap include the cost of the lignite mine and equipment and the CO2 pipeline facilities), (2) provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power’s proposal, and (3) approved financing cost recovery on CWIP balances not to exceed the certificated cost estimate, which provided for the accrual of AFUDC in 2010 and 2011 and provides for the current recovery of financing costs on 100% of CWIP in 2012, 2013, and through May 1, 2014, (provided that the amount of CWIP allowed is (i) reduced by the amount of state and federal government construction cost incentives received by Mississippi Power in excess of $296 million to the extent that such amount increases cash flow for the pertinent regulatory period and (ii) justified by a showing that such CWIP allowance will benefit customers over the life of the plant). As of March 31, 2012, Mississippi Power had utilized substantially all of its contingency contained in the certificated cost estimate. Mississippi Power anticipates that the costs to complete construction of the portion of the Kemper IGCC subject to the construction cost cap will be less than the cost cap but will likely exceed the certificated cost estimate.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Mississippi PSC order established periodic prudence reviews during the annual CWIP review process. Of the total costs incurred through March 2009, $46 million has been reviewed and approved by the Mississippi PSC. A decision regarding the remaining $5 million has been deferred to a later date. The timing of the review of the remaining Kemper IGCC costs has not been determined.

The Kemper IGCC plant, expected to begin commercial operation in May 2014, will use locally mined lignite (an abundant, lower heating value coal) from a mine adjacent to the plant as fuel. The mine is scheduled to be placed into service in June 2013. In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and will acquire mineral reserves located around the plant site in Kemper County. The estimated capital cost of the mine is approximately $245 million, of which $79.7 million has been incurred through March 31, 2012. The asset retirement obligation associated with the reclamation and restoration of the mine currently under construction was immaterial at March 31, 2012. In May 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation (Liberty Fuels), which will develop, construct, and manage the mining operations. The contract with Liberty Fuels is effective June 2010 through the end of the mine reclamation. On December 13, 2011, the Mississippi Department of Environmental Quality (MDEQ) approved the surface coal mining and the water pollution control permits for the mining operations operated by Liberty Fuels. On January 12, 2012, two individuals each filed a notice of appeal and a request for evidentiary hearing with the MDEQ regarding the surface coal mining and water pollution control permits. On March 8, 2012, the MDEQ permit board affirmed its issuance of the surface coal mining and water pollution control permits.

In 2009, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $133 million of Internal Revenue Code Section 48A tax credits (Phase I) to Mississippi Power. On April 19, 2011, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $279 million of Internal Revenue Code Section 48A tax credits (Phase II) to Mississippi Power. The utilization of Phase I and Phase II credits is dependent upon meeting the IRS certification requirements, including an in-service date no later than May 11, 2014 for the Phase I credits and April 19, 2016 for the Phase II credits. In order to remain eligible for the Phase II credits, Mississippi Power plans to capture and sequester (via enhanced oil recovery) at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the recapture rules for Section 48A investment tax credits. Through March 31, 2012, Mississippi Power received or accrued tax benefits totaling $141.1 million for these tax credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC. As a result of 100% bonus tax depreciation on certain assets placed, or to be placed, in service in 2011 and 2012, and the subsequent reduction in federal taxable income, Mississippi Power estimates that it will not be able to utilize $105.0 million of these tax credits until after 2012. IRS guidelines allow the resulting unused credits to be carried forward for 20 years.

In July 2010, Mississippi Power and SMEPA entered into an asset purchase agreement whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions. In December 2010, Mississippi Power and SMEPA filed a joint petition with the Mississippi PSC requesting regulatory approval of SMEPA’s 17.5% undivided interest in the Kemper IGCC. On February 28, 2012, the Mississippi PSC approved the joint petition for the sale and transfer of 17.5% of the Kemper IGCC to SMEPA. On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the purchase. While the expectation is that the amount will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposit upon the termination of the asset purchase agreement, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power’s senior unsecured credit rating falls below a BBB+ and/or Baa1. Given the interest-bearing nature of the deposit and SMEPA’s ability to request a refund, the deposit has been presented as a current liability in Mississippi Power’s Condensed Balance Sheet herein and as financing proceeds in the statement of cash flows.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2012, Mississippi Power had spent a total of $1.30 billion on the Kemper IGCC including the cost of the lignite mine and equipment, the CO2 pipeline facilities, and regulatory filing costs. Of this total, $1.28 billion was included in CWIP (which is net of $245.3 million of CCPI2 grant funds), $22.9 million was recorded in other regulatory assets, $2.3 million was recorded in other deferred charges and assets, and $1.0 million was previously expensed.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Certificated New Plant” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Certificated New Plant” in Item 8 of the Form 10-K for information on the proposed rate schedules related to the Kemper IGCC.

The ultimate outcome of these matters cannot be determined at this time.

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013). Due to the significant amount of estimated bonus depreciation for 2012 for Southern Company, a portion of Mississippi Power’s tax credit utilization will be deferred, thus eliminating the positive cash flow benefit for Mississippi Power.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” herein for additional information.

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

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Overview” of Mississippi Power in Item 7 of the Form 10-K for additional information. Mississippi Power’s financial condition remained stable at March 31, 2012. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $0.6 million for the first three months of 2012 compared to $66.4 million for the corresponding period in 2011. The $65.8 million decrease in cash provided from operating activities is primarily due to a $16.0 million decrease in hedge settlements related to the settlement of interest rate swaps, a $15.7 million increase in fuel inventory, and a decrease in accounts payable of $29.1 million primarily due to timing of cash payments.

Net cash used for investing activities totaled $344.4 million for the first three months of 2012 compared to $52.4 million for the corresponding period in 2011. The $292.0 million increase in net cash used for investing activities is primarily due to an increase in property additions of $222.0 million primarily related to the Kemper IGCC, a $50.0 million decrease in restricted cash, and a $15.1 million decrease in capital grant proceeds related to CCPI2 and smart grid investment grants.

Net cash provided from financing activities totaled $598.9 million for the first three months of 2012 compared to net cash used for financing activities of $99.4 million for the corresponding period in 2011. The $698.3 million increase in net cash provided from financing activities was primarily due to a $100.1 million increase in capital contributions from Southern Company, the issuance of $400.0 million of senior notes in March 2012, the receipt of a $150.0 million interest-bearing refundable deposit related to a pending asset sale, and a $55.0 million decrease in redemptions of long-term debt in the first quarter 2012 compared to the corresponding period in 2011.

Significant balance sheet changes for the first three months of 2012 include an increase in cash and cash equivalents of $255.2 million primarily due to the issuance of $400.0 million of senior notes and the receipt of a $150.0 million interest-bearing refundable deposit from SMEPA to be applied towards its pending purchase of a 17.5% undivided interest in the Kemper IGCC. Total property, plant, and equipment increased $361.9 million primarily due to the increase in CWIP related to the Kemper IGCC. Interest-bearing refundable deposit related to an asset sale increased $150.0 million due to the receipt of the $150.0 million interest-bearing refundable deposit from SMEPA. Long-term debt

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased $309.1 million primarily due to the issuance of $400.0 million of senior notes. Paid-in capital increased $152.2 million due to a $150.0 million capital contribution from Southern Company.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $255 million will be required through March 31, 2013 to fund maturities and announced redemptions of long-term debt.

The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet new regulatory requirements; changes in FERC rules and regulations; Mississippi PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

Sources of Capital

Except as described below with respect to potential DOE loan guarantees, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily funds from operating cash flows, security issuances, term loans, short-term borrowings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. On February 27, 2012, Mississippi Power received a $150 million capital contribution from Southern Company. On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA towards its pending purchase of a 17.5% undivided interest in the Kemper IGCC. Until the acquisition is closed, Mississippi Power has agreed to pay interest on the deposit at its AFUDC rate, which was 10.196% at March 31, 2012. While the expectation is that the amount will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposit upon the termination of the asset purchase agreement, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power’s senior unsecured credit rating falls below a BBB+ and/or Baa1. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.

Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE. There can be no assurance that the DOE will issue federal loan guarantees to Mississippi Power. Mississippi Power has received $245.3 million in DOE CCPI2 grant funds that were used for the construction of the Kemper IGCC. An additional $25 million in CCPI2 grant funds is expected to be received for the initial operation of the Kemper IGCC. Investment tax credits related to the Kemper IGCC of $105.0 million are not expected to be utilized until after 2012, which could result in additional financing needs.

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

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2012, Mississippi Power had approximately $466.7 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2012 were as follows:

Expires					Executable Term Loans		Due Within One Year(a)
2012	2013	2014 and Beyond	Total	Unused	One Year	Two Year	Term Out	No Term Out

(in millions)			(in millions)		(in millions)		(in millions)
$106	$25	$165	$296	$296	$25	$41	$66	$65

(a)	Reflects facilities expiring on or before March 31, 2013.

See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of Mississippi Power. Mississippi Power is currently in compliance with all such covenants. Mississippi Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Mississippi Power’s commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2012 was approximately $40 million.

Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Mississippi Power and the other traditional operating companies. Proceeds from such issuances for the benefit of Mississippi Power are loaned directly to Mississippi Power. The obligations of each traditional operating company under these arrangements are several and there is no cross affiliate credit support.

Mississippi Power had no commercial paper or short-term debt outstanding during the three months ended March 31, 2012.

Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.

Credit Rating Risk

Mississippi Power does not have any credit arrangements with banks that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At March 31, 2012, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $329 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Mississippi Power also has entered into an asset purchase agreement with SMEPA for the pending purchase of a 17.5% undivided interest in the Kemper IGCC that could require a refund of the deposit within 15 days at SMEPA’s discretion in the event that Mississippi Power’s senior unsecured credit rating falls below a BBB+ and/or Baa1. Additionally, any credit rating downgrade could impact Mississippi Power’s ability to access capital markets, particularly the short-term debt market.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Price Risk

Mississippi Power’s market risk exposure relative to interest rate changes for the first quarter 2012 has not changed materially compared with the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

Due to cost-based rate regulation and other various cost recovery mechanisms, Mississippi Power continues to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts or heat-rate contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power had no material change in market risk exposure for the first quarter 2012 when compared with the December 31, 2011 reporting period.

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three months ended March 31, 2012 were as follows:

First Quarter 2012 Changes

Fair Value

(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(51)
Contracts realized or settled	10
Current period changes(a)	(15)

Contracts outstanding at the end of the period, assets (liabilities), net	$(56)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The change in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2012 was a decrease of $5 million, of which $3 million related to natural gas swaps and $2 million related to natural gas options. The change is attributable to both the volume of mmBtu and the price of natural gas. At March 31, 2012, Mississippi Power had a net hedge volume of 28 million mmBtu, which consisted of 21 million mmBtu of swaps and 7 million mmBtu of options. The weighted average swap contract cost was approximately $2.13 per mmBtu above market prices. At December 31, 2011, Mississippi Power had a net hedge volume of 31 million mmBtu, which consisted of 22 million mmBtu of swaps and 9 million mmBtu of options. The weighted average swap contract cost was approximately $1.98 per mmBtu above market prices. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. The majority of the costs associated with natural gas hedges are recovered through Mississippi Power’s energy cost management clause (ECM).

Regulatory hedges relate to Mississippi Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Mississippi Power’s ECM.

Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2012 and 2011 for energy-related derivative contracts that are not hedges were not material.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2012 were as follows:

	March 31, 2012 Fair Value Measurements

	Total	Maturity

	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$ —	$ —	$ —	$—
Level 2	(56)	(40)	(15)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(56)	$(40)	$(15)	$(1)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Mississippi Power. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The impact, if any, cannot be determined until all relevant regulations are finalized.

For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Note 1 under “Financial Instruments” and Note 10 to the financial statements of Mississippi Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.

Financing Activities

In March 2012, Mississippi Power issued $250 million aggregate principal amount of Series 2012A 4.25% Senior Notes due March 15, 2042 and an additional $150 million aggregate principal amount of Series 2011A 2.35% Senior Notes due October 15, 2016. The Series 2011A 2.35% Senior Notes due October 15, 2016 were of the same series of notes that were originally issued in October 2011 in the aggregate principal amount of $150 million. Upon completion of this offering, the aggregate principal amount of the outstanding Series 2011A 2.35% Senior Notes was $300 million. The proceeds from the sale of the Series 2012A Senior Notes and the Series 2011A Senior Notes were used to repay a bank loan in an aggregate principal amount of $75 million, and for general corporate purposes, including Mississippi Power’s continuous construction program.

In March 2012, $300 million in interest rate swaps were settled; $250 million related to its Series 2012A 4.25% Senior Notes at a loss of approximately $13.3 million, which will be amortized to interest expense, in earnings, over 10 years, and $50 million related to its Series 2011A 2.35% Senior Notes at a loss of approximately $2.7 million, which will be amortized to interest expense, in earnings, over 10 years.

On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the sale price for the pending sale of a 17.5% undivided interest in the Kemper IGCC. Until the acquisition is closed, the deposit bears interest at Mississippi Power’s AFUDC rate and is refundable to SMEPA upon termination of the asset purchase agreement related to such purchase, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power’s senior unsecured credit rating falls below a BBB+ and/or Baa1.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to March 31, 2012, Mississippi Power announced the redemption of $90 million aggregate principal amount of Series E 5-5/8% Senior Notes due May 1, 2033 that will occur on May 15, 2012.

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY

AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$140,557	$197,166
Wholesale revenues, affiliates	111,788	83,274
Other revenues	1,336	1,347

Total operating revenues	253,681	281,787

Operating Expenses:
Fuel	89,078	102,715
Purchased power, non-affiliates	20,650	8,942
Purchased power, affiliates	2,340	15,099
Other operations and maintenance	48,389	42,754
Depreciation and amortization	31,913	30,167
Taxes other than income taxes	4,968	4,763

Total operating expenses	197,338	204,440

Operating Income	56,343	77,347
Other Income and (Expense):
Interest expense, net of amounts capitalized	(13,642)	(18,829)
Other income (expense), net	30	59

Total other income and (expense)	(13,612)	(18,770)

Earnings Before Income Taxes	42,731	58,577
Income taxes	13,415	20,834

Net Income	$ 29,316	$ 37,743

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Net Income	$29,316	$37,743
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(173) and $423, respectively	(274)	643
Reclassification adjustment for amounts included in net income, net of tax of $956 and $1,071, respectively	1,510	1,630

Total other comprehensive income (loss)	1,236	2,273

Comprehensive Income	$30,552	$40,016

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$29,316	$37,743
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	34,887	33,580
Deferred income taxes	9,917	8,601
Convertible investment tax credits	(3,900)	38,068
Deferred revenues	(16,686)	(21,476)
Mark-to-market adjustments	6,467	(63)
Other, net	1,326	1,752
Changes in certain current assets and liabilities —
-Receivables	12,400	20,759
-Fossil fuel stock	(755)	625
-Materials and supplies	(1,167)	253
-Prepaid income taxes	(5,105)	15,744
-Other current assets	(2,083)	(137)
-Accounts payable	(14,590)	(21,645)
-Accrued taxes	4,375	4,888
-Accrued interest	(10,172)	(12,281)
-Other current liabilities	(2)	(519)

Net cash provided from operating activities	44,228	105,892

Investing Activities:
Property additions	(32,450)	(113,518)
Change in construction payables	(999)	43,259
Payments pursuant to long-term service agreements	(11,415)	(11,320)
Other investing activities	(2,848)	(3,165)

Net cash used for investing activities	(47,712)	(84,744)

Financing Activities:
Increase (decrease) in notes payable, net	20,165	(20,360)
Proceeds — Capital contributions	1,219	17,179
Repayments — Other long-term debt	(150)	(3,066)
Payment of common stock dividends	(31,750)	(22,800)
Other financing activities	25	38

Net cash used for financing activities	(10,491)	(29,009)

Net Change in Cash and Cash Equivalents	(13,975)	(7,861)
Cash and Cash Equivalents at Beginning of Period	16,943	14,204

Cash and Cash Equivalents at End of Period	$2,968	$6,343

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $6,556 and $4,240 capitalized for 2012 and 2011, respectively)	$20,966	$26,993
Income taxes (net of refunds)	10,820	(44,721)
Noncash transactions — accrued property additions at end of period	31,591	78,567

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2012	At December 31, 2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,968	$16,943
Receivables —
Customer accounts receivable	58,192	59,360
Other accounts receivable	1,779	2,122
Affiliated companies	25,609	36,508
Fossil fuel stock, at average cost	13,793	13,038
Materials and supplies, at average cost	38,769	37,603
Prepaid service agreements — current	27,234	28,621
Prepaid income taxes	19,050	5,192
Other prepaid expenses	6,095	4,645
Assets from risk management activities	89	177

Total current assets	193,578	204,209

Property, Plant, and Equipment:
In service	3,158,331	3,167,840
Less accumulated provision for depreciation	680,297	652,087

Plant in service, net of depreciation	2,478,034	2,515,753
Construction work in progress	737,751	666,280

Total property, plant, and equipment	3,215,785	3,182,033

Other Property and Investments:
Goodwill	1,839	1,839
Other intangible assets, net of amortization of $1,671 and $1,476 at March 31, 2012 and December 31, 2011, respectively	47,448	47,644

Total other property and investments	49,287	49,483

Deferred Charges and Other Assets:
Prepaid long-term service agreements	104,959	115,838
Other deferred charges and assets — affiliated	2,969	3,029
Other deferred charges and assets — non-affiliated	29,451	26,385

Total deferred charges and other assets	137,379	145,252

Total Assets	$3,596,029	$3,580,977

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At March 31, 2012	At December 31, 2011
	(in thousands)
Current Liabilities:
Securities due within one year	$550	$555
Notes payable — non-affiliated	199,685	179,520
Accounts payable —
Affiliated	42,838	63,609
Other	49,762	44,321
Accrued taxes —
Accrued income taxes	1,260	2,548
Other accrued taxes	5,812	2,158
Accrued interest	11,702	21,874
Liabilities from risk management activities	16,447	9,651
Other current liabilities	17,470	7,401

Total current liabilities	345,526	331,637

Long-term Debt	1,302,620	1,302,758

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	333,698	319,790
Deferred convertible investment tax credits	128,411	125,065
Deferred capacity revenues — affiliated	4,658	20,637
Other deferred credits and liabilities — affiliated	3,359	3,618
Other deferred credits and liabilities — non-affiliated	5,130	4,965

Total deferred credits and other liabilities	475,256	474,075

Total Liabilities	2,123,402	2,108,470

Redeemable Noncontrolling Interest	3,923	3,825

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	1,029,430	1,028,210
Retained earnings	444,867	447,301
Accumulated other comprehensive loss	(5,593)	(6,829)

Total common stockholder’s equity	1,468,704	1,468,682

Total Liabilities and Stockholder’s Equity	$3,596,029	$3,580,977

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2012 vs. FIRST QUARTER 2011

OVERVIEW

Southern Power and its wholly-owned subsidiaries construct, acquire, own, and manage generation assets, including renewable energy projects, and sell electricity at market-based prices in the wholesale market. Southern Power continues to execute its strategy through a combination of acquiring and constructing new power plants and by entering into PPAs primarily with investor owned utilities, independent power producers, municipalities, and electric cooperatives.

To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators. These indicators include peak season equivalent forced outage rate (Peak Season EFOR), contract availability, and net income. Peak Season EFOR defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). Contract availability measures the percentage of scheduled hours that a unit was available. Net income is the primary measure of Southern Power’s financial performance. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Net Income

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(8.4)	(22.3)

Southern Power’s net income for the first quarter 2012 was $29.3 million compared to $37.7 million for the corresponding period in 2011. The decrease was primarily due to a decrease in energy revenues from existing PPAs, a decrease in capacity revenues due to a reduction in total MWs of capacity under long-term contracts, and an increase in other operations and maintenance expenses. The decrease was partially offset by an increase in energy revenues from sales to affiliates under the IIC, lower fuel expenses, lower interest expenses, and lower income taxes.

Wholesale Revenues — Non-Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(56.6)	(28.7)

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

Wholesale revenues from non-affiliates for the first quarter 2012 were $140.6 million compared to $197.2 million for the corresponding period in 2011. The decrease was primarily due to a $60.5 million decrease in energy sales, reflecting a 12.3% decrease in KWH sales and a 43.3% decrease in the average price of energy. The decrease in revenue from energy sales was partially offset by a $3.9 million increase in capacity revenue due to an increase in the total MWs of capacity under contract with non-affiliates.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues — Affiliates

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$28.5	34.2

Wholesale energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC.

Wholesale revenues from affiliates for the first quarter 2012 were $111.8 million compared to $83.3 million for the corresponding period in 2011. The increase was primarily the result of a $41.8 million increase in energy sales under the IIC, reflecting a 314.1% increase in KWH sales, partially offset by a 43.3% reduction in the average price of energy. The increase in revenue from energy sales was partially offset by an $11.9 million decrease in capacity revenue due to a decrease in total MWs of capacity under contract with affiliates.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.

Fuel and Purchased Power Expenses

First Quarter 2012 vs. First Quarter 2011
	(change in millions)	(% change)
Fuel	$(13.6)	(13.3)
Purchased power — non-affiliates	11.7	130.9
Purchased power — affiliates	(12.7)	(84.5)

Total fuel and purchased power expenses	$(14.6)

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

Purchased power expenses will vary depending on demand and the availability and cost of generating resources available throughout the Southern Company system and other contract resources. Load requirements are submitted to the Power Pool on an hourly basis and are fulfilled with the lowest cost alternative, whether that is generation owned by Southern Power, affiliate-owned generation, or external purchases.

In the first quarter 2012, total fuel and purchased power expenses were $112.1 million compared to $126.8 million for the corresponding period in 2011. Fuel and purchased power expenses decreased $64.0 million due to a 38.8% decrease in the average cost of fuel and a 26.0% decrease in the average cost of purchased power. The decrease was partially offset by a $49.4 million increase associated with a 39.4% increase in volume of KWHs generated and purchased.

In the first quarter 2012, fuel expense was $89.1 million compared to $102.7 million for the corresponding period in 2011. Fuel expense decreased $56.0 million associated with a 38.8% decrease in the average cost of fuel. The decrease was partially offset by a $42.4 million increase associated with a 41.3% increase in the volume of KWHs generated.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2012, purchased power expense was $23.0 million compared to $24.0 million for the corresponding period in 2011. Purchased power expenses decreased $8.0 million due to a 26.0% decrease in the average cost of purchased power, partially offset by a $7.0 million increase associated with a 29.2% increase in the volume of KWHs purchased.

Other Operations and Maintenance Expenses

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$5.7	13.2

In the first quarter 2012, other operations and maintenance expenses were $48.4 million compared to $42.7 million for the corresponding period in 2011. The increase was primarily due to a $3.4 million increase in administrative and general expenses primarily due to increases in business development expenses and affiliate service company expense allocated based on load and fuel burn and a $1.8 million increase related to a scheduled outage at Plant Rowan.

Interest Expense, Net of Amounts Capitalized

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(5.2)	(27.5)

In the first quarter 2012, interest expense, net of amounts capitalized was $13.6 million compared to $18.8 million for the corresponding period in 2011. The decrease was primarily due to a $2.2 million expense reduction associated with the refinancing of $575 million in long-term debt in 2011 and a $2.3 million increase in capitalized interest associated with the construction of the Cleveland County combustion turbine generating plant and the Nacogdoches biomass plant. See FUTURE EARNINGS POTENTIAL — “Construction Projects” herein for additional information.

Income Taxes

First Quarter 2012 vs. First Quarter 2011

(change in millions)	(% change)
$(7.4)	(35.6)

In the first quarter 2012, income taxes were $13.4 million compared to $20.8 million for the corresponding period in 2011. The decrease was primarily due to lower pre-tax earnings.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. The level of Southern Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale business. These factors include: Southern Power’s ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in Southern Power’s target market areas; the successful remarketing of capacity as current contracts expire; and Southern Power’s ability to execute its acquisition strategy and to construct generating facilities. Other factors that could influence future earnings include weather, demand, generation patterns, and operational limitations. General economic conditions have lowered demand and have negatively impacted capacity revenues under Southern Power’s PPAs where the amounts purchased are based on demand. Southern Power is unable to predict whether demand under these PPAs will return to pre-recession levels. The timing and extent of the economic recovery is uncertain and will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emissions of air pollution from industrial sources, including electric generating facilities. Compliance with possible additional federal or state legislation or regulations related to global climate change, air quality, or other environmental and health concerns could also significantly affect Southern Power. While Southern Power’s PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations, the full impact of any such regulatory or legislative changes cannot be determined at this time.

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “Environmental Matters — Climate Change Litigation — Hurricane Katrina Case” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “Climate Change Litigation — Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed on May 27, 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

Global Climate Issues

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Global Climate Issues” of Southern Power in Item 7 of the Form 10-K for additional information. On April 13, 2012, the EPA published proposed regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel steam electric generating units. As proposed, the standards would not apply to existing units. The EPA has delayed its plans to propose greenhouse gas emissions performance standards for modified sources and emissions guidelines for existing sources. The impact of this rulemaking will depend on the scope and specific requirements of the final rule and the outcome of any legal challenges and, therefore, cannot be determined at this time.

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Southern Power through 2013. Consequently, Southern Power’s positive cash flow benefit is estimated to be between $140 million and $185 million in 2012.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Construction Projects

Cleveland County Units 1-4

In 2008, Southern Power announced that it will build an electric generating plant in Cleveland County, North Carolina. The plant will consist of four combustion turbine natural gas generating units with a total generating capacity of 720 MWs. The units are expected to begin commercial operation in December 2012. Construction costs incurred through March 31, 2012 were $277.4 million. The total estimated cost of the project is expected to be between $335 million and $365 million.

Nacogdoches Biomass Plant

In 2009, Southern Power acquired all of the outstanding membership interests of Nacogdoches Power, LLC (Nacogdoches) from American Renewables LLC, the original developer of the project. Nacogdoches is constructing a biomass generating plant in Sacul, Texas with an estimated capacity of 100 MWs. The generating plant will be fueled from wood waste. Construction commenced in 2009 and the plant is expected to begin commercial operation in June 2012. Construction costs incurred through March 31, 2012 were $406.4 million. The total estimated cost of the project is expected to be between $470 million and $490 million.

Power Sales Agreements

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information regarding Southern Power’s PPAs with investor-owned utilities, independent power purchasers, municipalities, and electric cooperatives.

In June 2011, Southern Power entered into three PPAs with Georgia Power subject to Georgia PSC and FERC approval. These PPAs were approved by the Georgia PSC on March 20, 2012 and are still subject to approval by the FERC. The ultimate outcome of this matter cannot be determined at this time.

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

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies and other matters being litigated which may affect future earnings potential.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

Southern Power’s financial condition remained stable at March 31, 2012. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See “Sources of Capital” herein for additional information on lines of credit.

Net cash provided from operating activities totaled $44.2 million for the first three months of 2012 compared to $105.9 million for the corresponding period in 2011. This decrease was mainly due to the effect of cash received in 2011 for convertible ITCs. Net cash used for investing activities totaled $47.7 million for the first three months of 2012 compared to $84.7 million for the corresponding period in 2011. This decrease was primarily due to a decrease in CWIP expenditures related to construction activities at Cleveland County and Nacogdoches. Net cash used for financing activities totaled $10.5 million for the first three months of 2012 compared to $29.0 million for the corresponding period in 2011. This decrease was primarily due to a net repayment of notes payable in 2011 compared to an increase in notes payable in 2012, partially offset by a decrease in capital contributions from Southern Company and an increase in dividends paid.

Significant asset changes in the balance sheet for the first quarter 2012 include: a $14.0 million decrease in cash and cash equivalents; a $10.9 million decrease in accounts receivables from affiliated companies primarily due to a decrease in the amount due for energy sales under the IIC; a $13.9 million increase in prepaid income taxes; a $71.5 million increase in CWIP due to Cleveland County and Nacogdoches construction activities and capital equipment replacements during outages in progress; and a $12.3 million decrease in prepaid long-term service agreements due to costs incurred related to scheduled plant maintenance.

Significant liability and stockholder’s equity changes in the balance sheet for the first quarter 2012 include: a $20.2 million increase in notes payable non-affiliated primarily due to the timing of operating cash flows; a $20.8 million decrease in accounts payable — affiliated primarily due to timing of payments to service company affiliates; a $10.2 million decrease in accrued interest due to scheduled debt service; and a $16.0 million decrease in deferred capacity revenues — affiliated due to seasonality.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements. There are no requirements through March 31, 2013 to fund maturities of long-term debt.

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

Sources of Capital

Southern Power may use operating cash flows, external funds, or equity capital or loans from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper or utilization of credit arrangements from banks. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.

Southern Power’s current liabilities frequently exceed current assets due to the use of short-term debt as a funding source, as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at March 31, 2012 cash and cash equivalents of approximately $3.0 million and a committed credit facility of $500 million (Facility) expiring in 2016. The Facility contains a covenant that limits the ratio of debt to capitalization (each as defined in the Facility) to a maximum of 65% and contains a cross default provision that is restricted only to the indebtedness of Southern Power. Southern Power is currently in compliance with all such covenants. Proceeds from this Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)		(in millions)
March 31, 2012:
Commercial paper	$200	0.5%	$193	0.4%	$226

(a)	Average and maximum amounts are based upon daily balances during the period.

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

The maximum potential collateral requirements under these contracts at March 31, 2012 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements

(in millions)
At BBB and Baa2	$ 9
At BBB- and/or Baa3	454
Below BBB- and/or Baa3	1,218

Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Power’s ability to access capital markets, particularly the short-term debt market.

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

Southern Power’s market risk exposure relative to interest rate changes for the first quarter 2012 has not changed materially compared with the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness bears interest at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

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

The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2012 were as follows:

First Quarter 2012 Changes

Fair Value

(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(9.2)
Contracts realized or settled	0.8
Current period changes(a)	(7.7)

Contracts outstanding at the end of the period, assets (liabilities), net	$(16.1)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The decrease in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2012 was $6.9 million, which is due to both power and natural gas positions. This change is attributable to both the volume and prices of power and natural gas as follows:

	March 31, 2012	December 31, 2011
Power — net purchased or (sold)
MWHs (in millions)	(0.1)	0.1
Weighted average contract cost per MWH above (below) market prices (in dollars)	$(5.20)	$(1.04)
Natural gas net purchased
Commodity — million mmBtu	28.2	8.3
Commodity — weighted average contract cost per mmBtu above (below) market prices (in dollars)	$1.57	$1.18

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	March 31, 2012	December 31, 2011

	(in millions)
Cash flow hedges	$ (1.2)	$(0.8)
Not designated	(14.9)	(8.4)

Total fair value	$(16.1)	$(9.2)

Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.

Total net unrealized pre-tax gains (losses) recognized in the statements of income for the three months ended March 31, 2012 for energy-related derivative contracts that were not hedges were $(6.5) million and will continue to be marked to market until the settlement date. Included in this amount are gains (losses) on derivative contracts reimbursable by third parties in the amount of $(5.2) million. For the three months ended March 31, 2011, the total net unrealized pre-tax gains (losses) recognized in the statements of income for energy-related derivative contracts that were not hedges were not material.

Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2012 were as follows:

	March 31, 2012 Fair Value Measurements

	Total	Maturity

	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(16.1)	(16.3)	(0.2)	0.4
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(16.1)	$(16.3)	$(0.2)	$0.4

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Southern Power. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The impact, if any, cannot be determined until all relevant regulations are finalized.

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

For the three months ended March 31, 2012, Southern Power did not issue or redeem any long-term securities.

During the three months ended March 31, 2012, Southern Power prepaid $0.2 million of long-term debt.

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

The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2011 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2012 and 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.

Certain prior years’ data presented in the financial statements have been reclassified to conform to the current year presentation.

Investments in Leveraged Leases

See Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional information.

The recent financial and operational performance of one of Southern Company’s lessees and the associated generation assets has raised potential concerns on the part of Southern Company as to the credit quality of the lessee and the residual value of the assets. Southern Company is currently engaged in discussions with the lessee and the holders of the project’s nonrecourse debt to restructure the debt payments and the related rental payments to allow additional capital investment in the project to be made to improve the operation of the generation assets and the financial viability of the lease transaction. Southern Company continues to monitor the performance of the underlying assets and to evaluate the ability of the lessee to continue to make the required lease payments. If the attempts at restructuring the project are unsuccessful and the project is ultimately abandoned, the potential impairment loss that would be incurred is approximately $90 million on an after-tax basis. The ultimate outcome of this matter cannot be determined at this time.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of the registrants in Item 8 of the Form 10-K for information relating to various lawsuits, other contingencies, and regulatory matters.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

General Litigation Matters

Each registrant is subject to certain claims and legal actions arising in the ordinary course of business. In addition, business activities of Southern Company’s subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against each registrant and any subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of each registrant in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on such registrant’s financial statements.

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

In 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree, resolving claims relating to the alleged NSR violations at Plant Miller. In September 2010, the EPA dismissed five of its eight remaining claims against Alabama Power, leaving only three claims, including one relating to the unit co-owned by Mississippi Power. On March 14, 2011, the U.S. District Court for the Northern District of Alabama granted Alabama Power summary judgment on all remaining claims and dismissed the case with prejudice. That judgment is on appeal to the U.S. Court of Appeals for the Eleventh Circuit. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power (including claims related to a unit co-owned by Mississippi Power). At the same time, the EPA asked the U.S. Court of Appeals for the Eleventh Circuit to stay its appeal of the judgment in favor of Alabama Power. Alabama Power filed oppositions to the EPA’s motion and its request for a stay. On March 29, 2012, the U.S. Court of Appeals for the Eleventh Circuit denied the EPA’s request to stay its appeal. The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment.

Southern Company and each traditional operating company believe each such traditional operating company complied with applicable laws and regulations in effect at the time the work in question took place. The Clean Air Act authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation, depending on the date of the alleged violation. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. Such expenditures could affect future results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Climate Change Litigation

Kivalina Case

In 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs allege that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that some of the defendants (including Southern Company) acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. In 2009, the U.S. District Court for the Northern District of California granted the defendants’ motions to dismiss the case. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. Southern Company believes that these claims are without merit. While Southern Company believes the likelihood of loss is remote based on existing case law, it is not possible to predict with certainty whether Southern Company will incur any liability in connection with this matter. The ultimate outcome of this matter cannot be determined at this time.

Hurricane Katrina Case

In 2005, immediately following Hurricane Katrina, a lawsuit was filed in the U.S. District Court for the Southern District of Mississippi by Ned Comer on behalf of Mississippi residents seeking recovery for property damage and personal injuries caused by Hurricane Katrina. In 2006, the plaintiffs amended the complaint to include Southern Company and many other electric utilities, oil companies, chemical companies, and coal producers. The plaintiffs allege that the defendants contributed to climate change, which contributed to the intensity of Hurricane Katrina. In 2007, the U.S. District Court for the Southern District of Mississippi dismissed the case. On appeal to the U.S. Court of Appeals for the Fifth Circuit, a three-judge panel reversed the U.S. District Court for the Southern District of Mississippi, holding that the case could proceed, but, on rehearing, the full U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal, resulting in reinstatement of the decision of the U.S. District Court for the Southern District of Mississippi in favor of the defendants. On May 27, 2011, the plaintiffs filed an amended version of their class action complaint, arguing that the earlier dismissal was on procedural grounds and under Mississippi law the plaintiffs have a right to re-file. The amended complaint was also filed against numerous chemical, coal, oil, and utility companies, including Alabama Power, Georgia Power, Gulf Power, and Southern Power. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the plaintiffs’ amended complaint. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. Each Southern Company entity named in the lawsuit believes that these claims are without merit. While each Southern Company entity named in the lawsuit believes the likelihood of loss is remote based on existing case law, it is not possible to predict with certainty whether any Southern Company entity named in the lawsuit will incur any liability in connection with this matter. The ultimate outcome of this matter cannot be determined at this time.

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

Georgia Power’s environmental remediation liability as of March 31, 2012 was $20 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional cleanup and claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and the CERCLA NPL are anticipated.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

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

The ultimate outcome of the Brunswick CERCLA NPL and Ward Transformer Superfund site matters will depend upon the success of defenses asserted, the ultimate number of PRPs participating in the cleanup, and numerous other factors and cannot be determined at this time; however, as a result of the regulatory treatment, it is not expected to have a material impact on Southern Company’s or Georgia Power’s financial statements.

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $60 million as of March 31, 2012. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

In 2003, the Texas Commission on Environmental Quality (TCEQ) designated Mississippi Power as a potentially responsible party at a site in Texas. The site was owned by an electric transformer company that handled Mississippi Power’s transformers as well as those of many other entities. The site owner is bankrupt and the State of Texas has entered into an agreement with Mississippi Power and several other utilities to investigate and remediate the site. The feasibility study/presumptive remedy document was originally filed with TCEQ in June 2011 and remains under consideration by the agency. Amounts expensed and accrued related to this work were not material. Hundreds of entities have received notices from the TCEQ requesting their participation in the anticipated site remediation. The final impact of this matter on Mississippi Power will depend upon further environmental assessment and the ultimate number of potentially responsible parties. The remediation expenses incurred by Mississippi Power are expected to be recovered through the ECO Plan.

The final outcome of these matters cannot be determined at this time. However, based on the currently known conditions at these sites and the nature and extent of activities relating to these sites, management of Southern Company, Georgia Power, Gulf Power, and Mississippi Power does not believe that additional liabilities, if any, at these sites would be material to their respective financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Nuclear Fuel Disposal Cost Litigation

Alabama Power and Georgia Power have contracts with the U.S., acting through the DOE, that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent nuclear fuel in 1998 as required by the contracts, and Alabama Power and Georgia Power are pursuing legal remedies against the government for breach of contract.

In 2007, the U.S. Court of Federal Claims awarded Georgia Power approximately $30 million, based on its ownership interests, and awarded Alabama Power approximately $17 million, representing substantially all of the Southern Company system’s direct costs of the expansion of spent nuclear fuel storage facilities at Plants Farley and Hatch and Plant Vogtle Units 1 and 2 from 1998 through 2004.

In 2008, the government filed an appeal and, on March 11, 2011, the U.S. Court of Appeals for the Federal Circuit issued an order in which it affirmed the damage award to Alabama Power, but remanded the Georgia Power portion of the proceeding back to the U.S. Court of Federal Claims for reconsideration of the damages amount in light of the spent nuclear fuel acceptance rates adopted in a separate proceeding by the U.S. Court of Appeals for the Federal Circuit. On July 12, 2011, the court entered final judgment in favor of Alabama Power and awarded Alabama Power approximately $17 million. In April 2012, the award was credited to cost of service for the benefit of Alabama Power customers.

On April 5, 2012, Georgia Power and the government entered into a stipulation to conclude this litigation, which provided for judgment in favor of Georgia Power and awarded Georgia Power approximately $27 million in damages, based on its ownership interests. On April 5, 2012, the stipulation was approved by the U.S. Court of Federal Claims. The proceeds will be credited to the Georgia Power accounts where the original costs were charged and will be used to reduce rate base, fuel, and cost of service for the benefit of Georgia Power customers.

In 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim) due to the government’s alleged continuing breach of contract. The complaint does not contain any specific dollar amount for recovery of damages. Damages will continue to accumulate until the issue is resolved or the storage is provided. No amounts have been recognized in the financial statements as of March 31, 2012 for the second claim. The final outcome of this matter cannot be determined at this time.

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

FERC Matters

See Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s request for revised rates related to the wholesale Municipal and Rural Associations (MRA) cost-based electric tariff. See Note 3 to the financial statements of Southern Company and of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding Mississippi Power’s construction of the Kemper IGCC.

On January 20, 2012, Mississippi Power reached a settlement agreement with its wholesale customers, which was executed by all parties on March 9, 2012. The settlement agreement provides that base rates under the cost-based electric tariff will increase by approximately $22.6 million over a 12-month period with revised rates effective April 1, 2012. In 2012, the amount of base rate revenues to be received from the agreed upon increase will be approximately $17.0 million. On March 12, 2012, Mississippi Power filed an unopposed motion to place wholesale MRA interim rates into effect pending approval of the settlement agreement between the parties by the FERC. On March 28, 2012, the FERC approved the motion to place interim rates into effect beginning in May 2012. Approval of the settlement agreement by the FERC has been delayed until later in the year.

The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Retail Regulatory Matters

Georgia Power

Fuel Cost Recovery

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — Fuel Cost Recovery” and “Retail Regulatory Matters — Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

As of March 31, 2012, Georgia Power had a total over recovered fuel cost balance of approximately $22 million compared to an under recovered balance of $137 million at December 31, 2011. The over recovered fuel costs at March 31, 2012 are included in other deferred credits and liabilities on Southern Company’s and Georgia Power’s Condensed Balance Sheets herein. The under recovered fuel costs at December 31, 2011 are included in current assets on Southern Company’s and Georgia Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Southern Company’s or Georgia Power’s revenues or net income, but will affect cash flow.

On March 30, 2012, Georgia Power filed a request with the Georgia PSC to decrease fuel rates by 19%, which is expected to reduce annual billings by $567 million. The decrease in fuel costs is driven primarily by lower natural gas prices as a result of increased natural gas supplies. The Georgia PSC is scheduled to vote on this matter on June 21, 2012. As proposed, the rate decrease would become effective July 1, 2012; however, Georgia Power is currently working with the Georgia PSC to potentially implement the proposed decrease effective June 1, 2012. The ultimate outcome of this matter cannot be determined at this time.

2011 Integrated Resource Plan Update

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — 2011 Integrated Resource Plan Update” and “Retail Regulatory Matters — 2011 Integrated Resource Plan Update,” respectively, in Item 8 of the Form 10-K for additional information.

On March 20, 2012, the Georgia PSC approved Georgia Power’s request to decertify and retire two coal-fired generation units at Plant Branch as of October 31, 2013 and December 31, 2013 and an oil-fired unit at Plant Mitchell as of March 26, 2012, which was included in Georgia Power’s 2011 IRP Update. The Georgia PSC also approved three PPAs totaling 998 MWs with Southern Power for capacity and energy that will commence in 2015 and end in 2030. The PPAs remain subject to FERC approval. The ultimate outcome of this matter cannot be determined at this time.

Nuclear Construction

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — Nuclear Construction” and “Construction — Nuclear,” respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power’s construction of Plant Vogtle Units 3 and 4.

On February 16, 2012, a group of petitioners who had intervened in the NRC’s combined construction and operating licenses (COLs) proceedings for Plant Vogtle Units 3 and 4 filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review and a stay of the NRC’s issuance of the COLs. In addition, on February 16, 2012, another group of petitioners filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the NRC’s certification of the Westinghouse Design Certification Document, as amended (DCD). On April 3, 2012, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion filed by these two groups of petitioners to consolidate their challenges. On April 18, 2012, another group of petitioners filed a motion to stay the effectiveness of the order issuing the COLs for Plant Vogtle Units 3 and 4 with the U.S. District Court for the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

District of Columbia. Georgia Power has filed a motion to intervene in these proceedings and intends to vigorously contest these petitions.

In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4. In addition, the Georgia PSC voted to approve inclusion of the related CWIP accounts in rate base. Also in 2009, the Governor of the State of Georgia signed into law the Georgia Nuclear Energy Financing Act that allows Georgia Power to recover financing costs for nuclear construction projects by including the related CWIP accounts in rate base during the construction period. With respect to Plant Vogtle Units 3 and 4, this legislation allows Georgia Power to recover projected financing costs of approximately $1.7 billion during the construction period beginning in 2011, which reduces the projected in-service cost to approximately $4.4 billion. The Georgia PSC has ordered Georgia Power to report against this total certified cost of approximately $6.1 billion. In addition, in December 2010, the Georgia PSC approved Georgia Power’s NCCR tariff. The NCCR tariff became effective January 1, 2011 and adjustments are filed with the Georgia PSC on November 1 of each year to become effective on January 1 of the following year. Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At March 31, 2012, approximately $68 million of these 2009 and 2010 costs remained in CWIP.

Georgia Power, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Owners) and Westinghouse and Stone & Webster, Inc. (collectively, Consortium) have established both informal and formal dispute resolution procedures in accordance with the engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle entered into by the parties (Vogtle 3 and 4 Agreement) in order to resolve issues arising during the course of constructing a project of this magnitude. The Consortium and Georgia Power (on behalf of the Owners) have successfully initiated both formal and informal claims through these procedures, including ongoing claims, to resolve disputes and expect to resolve any existing and future disputes through these procedures as well.

During the course of construction activities, issues have arisen that may impact the project budget and schedule, including costs associated with design changes to the DCD, and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the COLs. The Owners and the Consortium have begun negotiations regarding these issues, including the assertion by the Consortium that the Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. In preliminary discussions, the Consortium has provided its initial estimate of its proposed adjustment to the contract price. The Consortium’s estimated adjustment attributable to Georgia Power (based on Georgia Power’s ownership interest) is approximately $400 million (in 2008 dollars) with respect to these issues, which include an initial estimate of costs for efforts to maintain the projected in-service dates of 2016 and 2017 for Plant Vogtle Units 3 and 4, respectively. Georgia Power has not agreed with the amount of these proposed adjustments or that the Owners have responsibility for any costs related to these issues. Georgia Power expects negotiations with the Consortium to continue over the next several months during which time the parties will attempt to reach a mutually acceptable compromise of their positions. If a compromise cannot be reached, formal dispute resolution, including litigation, may follow. Georgia Power intends to vigorously defend its positions. If these costs are imposed upon the Owners, Georgia Power would seek an amendment to the certified cost of Plant Vogtle Units 3 and 4, if necessary. Additional claims by the Consortium or Georgia Power (on behalf of the Owners) are expected to arise throughout the construction of Plant Vogtle Units 3 and 4.

In addition, there are processes in place to assure compliance with the design requirements specified in the DCD and the COLs, including rigorous inspection by Southern Nuclear and the NRC that occurs throughout construction. A recent routine NRC inspection identified that certain details of the rebar construction in the Plant Vogtle Unit 3 nuclear island were not consistent with the DCD. Georgia Power expects to receive official notice of these findings from the NRC. Georgia Power, on behalf of the Owners, is currently engaged in constructive discussions with the Consortium to identify appropriate corrective actions. Various inspection issues are expected as construction proceeds.

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

Other Construction

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters — Georgia Power — Other Construction” and “Construction — Other Construction,” respectively, in Item 8 of the Form 10-K for additional information.

Georgia Power placed Plant McDonough Unit 5 into service on April 26, 2012. Plant McDonough Unit 6 is expected to be placed into service in November 2012. Plant McDonough Unit 1 was retired on February 29, 2012.

Gulf Power

Retail Base Rate Case

See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Retail Base Rate Case” in Item 8 of the Form 10-K for additional information.

On March 12, 2012, the Florida PSC approved a permanent increase in retail base rates and charges of $64 million effective April 11, 2012. The amount of the permanent increase includes the previously approved $38.5 million interim retail rate increase implemented in September 2011. The Florida PSC’s decision on the amount of the permanent increase also included a determination that none of the base rate revenues collected on an interim basis would be refunded. Gulf Power’s authorized retail ROE is a range of 9.25% to 11.25% with new retail base rates set at the midpoint retail ROE of 10.25%. In addition, the Florida PSC also approved a step increase to Gulf Power’s retail base rates and charges of $4 million to be effective in January 2013. On April 18, 2012, Gulf Power filed a motion to reconsider one aspect of the decision dealing with property acquired as a potential site for a future generating plant. If the motion is granted, the previously approved rates would be increased by an additional $2 million. The ultimate outcome of this matter cannot be determined at this time.

Cost Recovery Clauses

See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Cost Recovery Clauses” in Item 8 of the Form 10-K for additional information.

Fuel Cost Recovery

See Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters — Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Over recovered fuel costs at March 31, 2012 totaled $28.8 million compared to $9.9 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

Purchased Power Capacity Recovery

See Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters — Purchased Power Capacity Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Over recovered purchased power capacity costs at March 31, 2012 totaled $9.6 million compared to $8.0 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Environmental Cost Recovery

See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.

Over recovered environmental costs at March 31, 2012 totaled $4.0 million compared to $10.0 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

On April 3, 2012, the Mississippi PSC approved Mississippi Power’s request for a CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, excluding AFUDC, and it is scheduled for completion in December 2015.

Energy Conservation Cost Recovery

See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Energy Conservation Cost Recovery” in Item 8 of the Form 10-K for additional information.

Under recovered energy conservation costs at March 31, 2012 totaled $2.0 million compared to $3.1 million at December 31, 2011. These amounts are included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein.

Mississippi Power

Performance Evaluation Plan

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Performance Evaluation Plan” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s base rates.

On April 2, 2012, Mississippi Power filed a motion to suspend the 2011 PEP lookback filing. Unresolved matters related to certain costs included in the 2010 PEP lookback filing also impact the 2011 PEP lookback filing, making it impractical to determine Mississippi Power’s actual retail return on investment for 2011 for purposes of the 2011 PEP lookback filing. The ultimate outcome of these matters cannot be determined at this time.

System Restoration Rider

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — System Restoration Rider” in Item 8 of the Form 10-K for additional information.

On February 2, 2012, Mississippi Power submitted its 2012 System Restoration Rider (SRR) rate filing with the Mississippi PSC, which proposed that the 2012 SRR rate level remain at zero and Mississippi Power be allowed to accrue approximately $3.7 million to the property damage reserve in 2012. On April 3, 2012, the filing was approved by the Mississippi PSC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Environmental Compliance Overview Plan

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC.

On April 3, 2012, the Mississippi PSC approved Mississippi Power’s request for a CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power’s portion being $330 million, excluding AFUDC. The project is scheduled for completion in December 2015. Mississippi Power’s portion of the cost is expected to be recovered through the ECO Plan. As of March 31, 2012, total project expenditures were $55.6 million, with Mississippi Power’s portion being $27.8 million.

On February 14, 2012, Mississippi Power submitted its 2012 ECO Plan notice, which proposed a 0.3% increase in annual revenues for Mississippi Power. In compliance with the CPCN to construct scrubbers on Plant Daniel Units 1 and 2, Mississippi Power will revise the 2012 ECO Plan notice excluding scrubber expenditures from rate base, which is expected to result in little or no rate change.

The ultimate outcome of these matters cannot be determined at this time.

Fuel Cost Recovery

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery.

At March 31, 2012, the amount of over recovered retail fuel costs included in Mississippi Power’s Condensed Balance Sheets herein was $50.9 million compared to $42.4 million at December 31, 2011. Mississippi Power also has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. At March 31, 2012, the amount of over recovered wholesale MRA and MB fuel costs included in Mississippi Power’s Condensed Balance Sheets herein was $18.1 million and $2.4 million, respectively, compared to $14.3 million and $2.2 million, respectively, at December 31, 2011. In addition, at March 31, 2012 and December 31, 2011, the amount of over recovered MRA emissions allowance cost included in Mississippi Power’s Condensed Balance Sheets herein was $1.7 million. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this decrease to the billing factors will have no significant effect on Mississippi Power’s revenues or net income, but will decrease annual cash flow.

Integrated Coal Gasification Combined Cycle

See Note 3 to the financial statements of Southern Company and Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding Mississippi Power’s construction of the Kemper IGCC.

In May 2010, Mississippi Power filed a motion with the Mississippi PSC accepting the conditions contained in the Mississippi PSC order confirming Mississippi Power’s application for a CPCN authorizing the acquisition, construction, and operation of the Kemper IGCC. In June 2010, the Mississippi PSC issued the CPCN (2010 MPSC Order).

In June 2010, the Sierra Club filed an appeal of the Mississippi PSC’s June 2010 decision to grant the CPCN for the Kemper IGCC with the Chancery Court of Harrison County, Mississippi (Chancery Court). Subsequently, in July 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. In October 2010, the Mississippi Supreme Court dismissed the Sierra Club’s direct appeal. On February 28, 2011, the Chancery Court issued a judgment affirming the 2010 MPSC Order and, on March 1, 2011, the Sierra Club appealed the Chancery Court’s decision to the Mississippi Supreme Court. On March 15, 2012, the Mississippi Supreme Court reversed the Chancery Court’s decision and the 2010 MPSC Order and remanded the matter to the Mississippi PSC to correct the 2010 MPSC Order. The Mississippi Supreme Court concluded that the 2010 MPSC Order did not cite in sufficient

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

detail substantial evidence upon which the Mississippi Supreme Court could determine the basis for the findings of the Mississippi PSC granting the CPCN.

On March 30, 2012, the Mississippi PSC issued temporary authorization for the continuation of construction of the Kemper IGCC until the earlier of the conclusion of the Mississippi PSC’s May 2012 open meeting or immediately upon the issuance of any final order issued by the Mississippi PSC on remand that conclusively addresses the mandate. On April 24, 2012, the Mississippi PSC issued a detailed order on remand (2012 MPSC Order) confirming the CPCN for the Kemper IGCC subject to the same conditions set forth in the 2010 MPSC Order. On April 26, 2012, the Sierra Club filed a motion for stay and a notice of appeal of the 2012 MPSC Order with the Chancery Court. On May 2, 2012, Mississippi Power filed a petition to join the appeal.

The certificated cost estimate of the Kemper IGCC is $2.4 billion, net of $245.3 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (CCPI2) and excluding the cost of the lignite mine and equipment and the carbon dioxide (CO2) pipeline facilities. The 2012 MPSC Order, like the 2010 MPSC Order, (1) approved a construction cost cap of up to $2.88 billion (exemptions from the cost cap include the cost of the lignite mine and equipment and the CO2 pipeline facilities), (2) provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power’s proposal, and (3) approved financing cost recovery on CWIP balances not to exceed the certificated cost estimate, which provided for the accrual of AFUDC in 2010 and 2011 and provides for the current recovery of financing costs on 100% of CWIP in 2012, 2013, and through May 1, 2014, (provided that the amount of CWIP allowed is (i) reduced by the amount of state and federal government construction cost incentives received by Mississippi Power in excess of $296 million to the extent that such amount increases cash flow for the pertinent regulatory period and (ii) justified by a showing that such CWIP allowance will benefit customers over the life of the plant). As of March 31, 2012, Mississippi Power had utilized substantially all of its contingency contained in the certificated cost estimate. Mississippi Power anticipates that the costs to complete construction of the portion of the Kemper IGCC subject to the construction cost cap will be less than the cost cap but will likely exceed the certificated cost estimate.

The Mississippi PSC order established periodic prudence reviews during the annual CWIP review process. Of the total costs incurred through March 2009, $46 million has been reviewed and approved by the Mississippi PSC. A decision regarding the remaining $5 million has been deferred to a later date. The timing of the review of the remaining Kemper IGCC costs has not been determined.

The Kemper IGCC plant, expected to begin commercial operation in May 2014, will use locally mined lignite (an abundant, lower heating value coal) from a mine adjacent to the plant as fuel. The mine is scheduled to be placed into service in June 2013. In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and will acquire mineral reserves located around the plant site in Kemper County. The estimated capital cost of the mine is approximately $245 million, of which $79.7 million has been incurred through March 31, 2012. The asset retirement obligation associated with the reclamation and restoration of the mine currently under construction was immaterial at March 31, 2012. In May 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation (Liberty Fuels), which will develop, construct, and manage the mining operations. The contract with Liberty Fuels is effective June 2010 through the end of the mine reclamation. On December 13, 2011, the Mississippi Department of Environmental Quality (MDEQ) approved the surface coal mining and the water pollution control permits for the mining operations operated by Liberty Fuels. On January 12, 2012, two individuals each filed a notice of appeal and a request for evidentiary hearing with the MDEQ regarding the surface coal mining and water pollution control permits. On March 8, 2012, the MDEQ permit board affirmed its issuance of the surface coal mining and water pollution control permits.

In 2009, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $133 million of Internal Revenue Code Section 48A tax credits (Phase I) to Mississippi Power. On April 19, 2011, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $279 million of Internal Revenue Code Section 48A tax credits (Phase II) to Mississippi Power. The utilization of Phase I and Phase II credits is dependent upon meeting the IRS certification requirements, including an in-service date no later than May 11, 2014 for the Phase I credits and April 19, 2016 for the Phase II credits. In order to remain eligible for the Phase II credits, Mississippi Power plans to capture and sequester (via enhanced oil recovery) at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the recapture rules for Section 48A investment tax credits. Through March 31, 2012, Mississippi Power received or accrued tax benefits totaling $141.1 million for these tax credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC. As a result of 100% bonus tax depreciation on certain assets placed, or to be placed, in service in 2011 and 2012, and the subsequent reduction in federal

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

taxable income, Mississippi Power estimates that it will not be able to utilize $105.0 million of these tax credits until after 2012. IRS guidelines allow the resulting unused credits to be carried forward for 20 years.

In July 2010, Mississippi Power and SMEPA entered into an asset purchase agreement whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions. In December 2010, Mississippi Power and SMEPA filed a joint petition with the Mississippi PSC requesting regulatory approval of SMEPA’s 17.5% undivided interest in the Kemper IGCC. On February 28, 2012, the Mississippi PSC approved the joint petition for the sale and transfer of 17.5% of the Kemper IGCC to SMEPA. On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the purchase. While the expectation is that the amount will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposit upon the termination of the asset purchase agreement, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power’s senior unsecured credit rating falls below a BBB+ and/or Baa1. Given the interest-bearing nature of the deposit and SMEPA’s ability to request a refund, the deposit has been presented as a current liability in Mississippi Power’s Condensed Balance Sheet herein and as financing proceeds in the statement of cash flows.

As of March 31, 2012, Mississippi Power had spent a total of $1.30 billion on the Kemper IGCC including the cost of the lignite mine and equipment, the CO2 pipeline facilities, and regulatory filing costs. Of this total, $1.28 billion was included in CWIP (which is net of $245.3 million of CCPI2 grant funds), $22.9 million was recorded in other regulatory assets, $2.3 million was recorded in other deferred charges and assets, and $1.0 million was previously expensed.

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Certificated New Plant” in Item 8 of the Form 10-K for information on the proposed rate schedules related to the Kemper IGCC.

The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(C)	FAIR VALUE MEASUREMENTS

As of March 31, 2012, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
As of March 31, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Southern Company
Assets:
Energy-related derivatives	$ —	$ 24	$—	$ 24
Interest rate derivatives	—	14	—	14
Foreign currency derivatives	—	1	—	1
Nuclear decommissioning trusts(a)	490	788	—	1,278
Cash equivalents and restricted cash	862	—	—	862
Other investments	4	50	15	69

Total	$1,356	$877	$15	$2,248

Liabilities:
Energy-related derivatives	$ —	$289	$—	$ 289
Interest rate derivatives	—	10	—	10
Foreign currency derivatives	—	1	—	1

Total	$ —	$300	$—	$ 300

Alabama Power
Assets:
Energy-related derivatives	$ —	$ 1	$—	$ 1
Nuclear decommissioning trusts:(b)
Domestic equity	283	63	—	346
Foreign equity(d)	27	56	—	83
U.S. Treasury and government agency securities	15	8	—	23
Corporate bonds	—	99	—	99
Mortgage and asset backed securities	—	26	—	26
Other	—	10	—	10
Cash equivalents and restricted cash	234	—	—	234

Total	$ 559	$263	$—	$ 822

Liabilities:
Energy-related derivatives	$ —	$ 54	$—	$ 54
Interest rate derivatives	—	10	—	10

Total	$ —	$ 64	$—	$ 64

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
As of March 31, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$ —	$ 22	$ —	$ 22
Nuclear decommissioning trusts:(c)
Domestic equity	165	1	—	166
Foreign equity(d)	—	109	—	109
U.S. Treasury and government agency securities	—	52	—	52
Municipal bonds	—	83	—	83
Corporate bonds	—	123	—	123
Mortgage and asset backed securities	—	127	—	127
Other	—	31	—	31

Total	$165	$548	$ —	$713

Liabilities:
Energy-related derivatives	$ —	$108	$ —	$108

Gulf Power
Assets:
Cash equivalents	$ 15	$ —	$ —	$ 15

Liabilities:
Energy-related derivatives	$ —	$ 54	$ —	$ 54

Mississippi Power
Assets:
Foreign currency derivatives	$ —	$ 1	$ —	$ 1
Cash equivalents	439	—	—	439

Total	$439	$ 1	$ —	$440

Liabilities:
Energy-related derivatives	$ —	$ 56	$ —	$ 56
Foreign currency derivatives	—	1	—	1

Total	$ —	$ 57	$ —	$ 57

Southern Power
Assets:
Energy-related derivatives	$ —	$ 1	$ —	$ 1

Liabilities:
Energy-related derivatives	$ —	$ 17	$ —	$ 17

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.
(b)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.
(c)	Includes the investment securities pledged to creditors and cash collateral received, and excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases and the securities lending program. As of March 31, 2012, approximately $41 million of the fair market value of Georgia Power’s nuclear decommissioning trust funds’ securities were on loan and pledged to creditors under the funds’ managers’ securities lending program.
(d)	Level 1 securities consist of actively traded stocks, while Level 2 securities consist of pooled funds.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

As of March 31, 2012, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

As of March 31, 2012:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

	(in millions)
Southern Company
Nuclear decommissioning trusts:
Corporate bonds — commingled funds	$12	None	Daily	1 to 3 days
Other — commingled funds	87	None	Daily/Monthly	Daily/7 days
Trust-owned life insurance	93	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	862	None	Daily	Not applicable

Alabama Power
Nuclear decommissioning trusts:
Other — commingled funds	56	None	Daily/Monthly	Daily/7 days
Trust-owned life insurance	93	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	234	None	Daily	Not applicable

Georgia Power
Nuclear decommissioning trusts:
Corporate bonds — commingled funds	12	None	Daily	1 to 3 days
Other — commingled funds	31	None	Daily	Not applicable

Gulf Power
Cash equivalents:
Money market funds	15	None	Daily	Not applicable

Mississippi Power
Cash equivalents:
Money market funds	439	None	Daily	Not applicable

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

non-U.S. government and agency fixed income securities, domestic and foreign corporate fixed income securities, and, to some degree, mortgage and asset backed securities. The passively managed funds seek to replicate the performance of a related index. The actively managed funds seek to exceed the performance of a related index through security analysis and selection.

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three months ended March 31, 2012, the increase in fair value of the funds, which includes reinvested interest and dividends, is recorded in the regulatory liability and was $86 million for Southern Company, $49 million for Alabama Power, and $37 million for Georgia Power.

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

At March 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value

(in millions)
Long-term debt:
Southern Company	$20,843	$25,499
Alabama Power	$ 6,380	$ 7,789
Georgia Power	$ 8,918	$11,837
Gulf Power	$ 1,236	$ 1,349
Mississippi Power	$ 1,668	$ 1,740
Southern Power	$ 1,303	$ 1,393

The fair values were Level 2 and are based on quoted market prices for the same or similar issues or on the current rates offered to Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power.

(D) STOCKHOLDERS’ EQUITY

Earnings per Share

For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to awards outstanding under the stock option and performance share plans. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for information on the stock option and performance share plans. The effects of both stock options and performance share award units were determined using the treasury stock method. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

	(in millions)
As reported shares	868	848
Effect of options and performance share award units	9	6

Diluted shares	877	854

Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were 1 million and 7 million for the three months ended March 31, 2012 and 2011, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Changes in Stockholders’ Equity

The following table presents year-to-date changes in stockholders’ equity of Southern Company:

	Number of Common Shares		Common Stockholders’	Preferred and Preference Stock of	Total Stockholders’
	Issued	Treasury	Equity	Subsidiaries	Equity

	(in thousands)			(in millions)
Balance at December 31, 2011	865,664	(539)	$17,578	$707	$18,285
Net income after dividends on preferred and preference stock	—	—	368	—	368
Other comprehensive income (loss)	—	—	6	—	6
Stock issued	3,571	—	157	—	157
Cash dividends on common stock	—	—	(410)	—	(410)
Other	—	(6)	—	—	—

Balance at March 31, 2012	869,235	(545)	$17,699	$707	$18,406

Balance at December 31, 2010	843,814	(474)	$16,202	$707	$16,909
Net income after dividends on preferred and preference stock	—	—	422	—	422
Other comprehensive income (loss)	—	—	4	—	4
Stock issued	5,784	—	222	—	222
Cash dividends on common stock	—	—	(385)	—	(385)
Other	—	(1)	—	—	—

Balance at March 31, 2011	849,598	(475)	$16,465	$707	$17,172

(E) FINANCING

Bank Credit Arrangements

Bank credit arrangements provide liquidity support to the registrants’ commercial paper borrowings and the traditional operating companies’ variable rate pollution control revenue bonds. See Note 6 to the financial statements of each registrant under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

The following table outlines the credit arrangements by company as of March 31, 2012:

	Expires					Executable Term Loans		Due Within One Year(a)
Company	2012	2013	2014 and Beyond	Total	Unused	One Year	Two Years	Term Out	No Term Out

	(in millions)			(in millions)		(in millions)		(in millions)
Southern Company	$ —	$ —	$1,000	$1,000	$1,000	$ —	$—	$ —	$ —
Alabama Power	121	35	1,150	1,306	1,306	51	—	51	71
Georgia Power	—	—	1,750	1,750	1,745	—	—	—	—
Gulf Power	75	35	165	275	275	75	—	75	35
Mississippi Power	106	25	165	296	296	25	41	66	65
Southern Power	—	—	500	500	500	—	—	—	—
Other	25	25	—	50	50	25	—	25	—

Total	$327	$120	$4,730	$5,177	$5,172	$176	$41	$217	$171

(a)	Reflects facilities expiring on or before March 31, 2013.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(F) RETIREMENT BENEFITS

Southern Company has a defined benefit, trusteed, pension plan covering substantially all employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2012. Southern Company also provides certain defined benefit pension plans for a selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, Southern Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional operating companies fund related other postretirement trusts to the extent required by their respective regulatory commissions.

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K for additional information.

Components of the net periodic benefit costs for the three months ended March 31, 2012 and 2011 were as follows:

	000000	000000	000000	000000	000000
Pension Plans	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power

	(in millions)
Three Months Ended March 31, 2012
Service cost	$ 50	$ 11	$ 15	$ 2	$ 2
Interest cost	98	23	35	4	5
Expected return on plan assets	(145)	(40)	(55)	(6)	(6)
Net amortization	31	8	11	1	1

Net cost (income)	$ 34	$ 2	$ 6	$ 1	$ 2

Three Months Ended March 31, 2011
Service cost	$ 46	$ 11	$ 14	$ 2	$ 2
Interest cost	98	24	36	4	4
Expected return on plan assets	(152)	(43)	(59)	(7)	(6)
Net amortization	13	3	5	1	1

Net cost (income)	$ 5	$ (5)	$ (4)	$—	$ 1

Postretirement Benefits	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power

	(in millions)
Three Months Ended March 31, 2012
Service cost	$ 5	$ 1	$ 1	$—	$—
Interest cost	21	5	9	1	1
Expected return on plan assets	(15)	(6)	(7)	—	—
Net amortization	5	2	3	—	—

Net cost (income)	$ 16	$ 2	$ 6	$ 1	$ 1

Three Months Ended March 31, 2011
Service cost	$ 5	$ 1	$ 2	$—	$—
Interest cost	23	6	10	1	1
Expected return on plan assets	(16)	(6)	(8)	—	—
Net amortization	5	2	3	—	—

Net cost (income)	$ 17	$ 3	$ 7	$1	$ 1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS

Effective Tax Rate

See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate.

Southern Company

Southern Company’s effective tax rate was 34.2% for the three months ended March 31, 2012 compared to 34.6% for the corresponding period in 2011. Southern Company’s effective tax rate is lower than the statutory rate primarily due to its employee stock plans’ dividend deduction and non-taxable AFUDC equity.

Alabama Power

Alabama Power’s effective tax rate was 38.3% for the three months ended March 31, 2012 compared to 37.1 % for the corresponding period in 2011. The increase was due to an increase in Alabama state income taxes as a result of a decrease in the state income tax deduction for federal income taxes paid.

Georgia Power

Georgia Power’s effective tax rate was 34.9% for the three months ended March 31, 2012 compared to 34.6% for the corresponding period in 2011. The increase was primarily due to a decrease in AFUDC equity, which is non-taxable.

Gulf Power

Gulf Power’s effective tax rate was 34.6% for the three months ended March 31, 2012 compared to 33.8% for the corresponding period in 2011. The increase was primarily due to a decrease in AFUDC equity, which is non-taxable.

Mississippi Power

Mississippi Power’s effective tax rate was 24.7% for the three months ended March 31, 2012 compared to 32.2% for the corresponding period in 2011. The decrease was primarily due to an increase in AFUDC equity, which is non-taxable, related to the Kemper IGCC.

Southern Power

Southern Power’s effective tax rate was 31.3% for the three months ended March 31, 2012 compared to 35.6% for the corresponding period in 2011. The decrease was primarily due to lower earnings before income taxes and a settlement with the IRS related to the production activities deduction. See “Unrecognized Tax Benefits” herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Unrecognized Tax Benefits

Changes during 2012 for unrecognized tax benefits were as follows:

	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power

	(in millions)
Unrecognized tax benefits as of December 31, 2011	$ 120	$ 32	$ 47	$ 3	$ 5	$ 3
Tax positions from current periods	3	1	1	—	—	—
Tax positions from prior periods	(6)	(3)	(1)	—	(1)	(2)
Reductions due to settlements	(5)	(2)	(3)	(1)	—	1
Reductions due to expired statute of limitations	—	—	—	—	—	—

Balance as of March 31, 2012	$ 112	$ 28	$ 44	$ 2	$ 4	$ 2

The tax positions from current periods relate primarily to state investment tax credits and the tax accounting method change for repairs-generation assets. See “Tax Method of Accounting for Repairs” herein for additional information. The decreases in tax positions from prior periods and reductions due to settlements relate to a settlement with the IRS of the calculation methodology for the production activities deduction.

The impact on the effective tax rate, if recognized, was as follows:

	As of March 31, 2012			As of December 31, 2011

	Georgia Power	Other Registrants	Southern Company	Southern Company

	(in millions)
Tax positions impacting the effective tax rate	$24	$ 5	$ 59	$ 69
Tax positions not impacting the effective tax rate	20	32	53	51

Balance of unrecognized tax benefits	$44	$37	$112	$120

The tax positions impacting the effective tax rate primarily relate to state investment tax credits and a litigation settlement refund claim for Southern Company. See Note 5 to the financial statements of Southern Company under “Effective Tax Rate” in Item 8 of the Form 10-K for additional information. The tax positions not impacting the effective tax rate relate to the timing difference associated with the tax accounting method change for repairs-generation assets. See “Tax Method of Accounting for Repairs” herein for additional information. These amounts are presented on a gross basis without considering the related federal or state income tax impact.

Accrued interest for unrecognized tax benefits was as follows:

	Georgia Power	Other Registrants	Southern Company

	(in millions)
Interest accrued as of December 31, 2011	$ 6	$ 3	$ 10
Interest reclassified due to settlements	(2)	(3)	(5)
Interest accrued during the period	1	—	1

Balance as of March 31, 2012	$ 5	$ —	$ 6

All of the registrants classify interest on tax uncertainties as interest expense. The interest reclassified due to settlements is primarily associated with a settlement with the IRS related to the calculation methodology for the production activities deduction.

None of the registrants accrued any penalties on uncertain tax positions.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

It is reasonably possible that the amount of the unrecognized tax benefits associated with a majority of the registrants’ unrecognized tax positions will significantly increase or decrease within the next 12 months. The resolution of the tax accounting method change for repairs-generation assets, as well as the conclusion or settlement of federal and state audits, could also impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.

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

•

Cash Flow Hedges — Gains and losses on energy-related derivatives designated as cash flow hedges, which are mainly used to hedge anticipated purchases and sales and are initially deferred in OCI before being recognized in the statements of income in the same period as the hedged transactions, are reflected in earnings.

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

At March 31, 2012, the net volume of energy-related derivative contracts for power and natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

	Power			Gas
	Net (Sold) MWHs	Longest Hedge Date	Longest Non-Hedge Date	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date

	(in millions)			(in millions)
Southern Company	(0.1)	—	2012	221	2017	2017
Alabama Power	—	—	—	37	2017	—
Georgia Power	—	—	—	85	2017	—
Gulf Power	—	—	—	43	2017	—
Mississippi Power	—	—	—	28	2017	—
Southern Power	(0.1)	—	2012	28	2012	2017

In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 9 million mmBtu for Southern Company, 4 million mmBtu for Georgia Power, 2 million mmBtu for Southern Power, and is immaterial for the other registrants.

For cash flow hedges, the amounts expected to be reclassified from OCI to revenue and fuel expense for the next 12-month period ending March 31, 2013 are immaterial for all registrants.

Interest Rate Derivatives

Southern Company and certain subsidiaries also enter into interest rate derivatives to hedge exposure to changes in interest rates. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. Derivatives related to existing variable rate securities or forecasted transactions are accounted for as cash flow hedges where the effective portion of the derivatives’ fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings, with any ineffectiveness recorded directly to earnings. Derivatives related to existing fixed rate securities are accounted for as fair value hedges, where the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded directly to earnings, providing an offset with any difference representing ineffectiveness.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

At March 31, 2012, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) March 31, 2012

	(in millions)				(in millions)
Cash flow hedges of forecasted transactions
Alabama Power	$300	3-month LIBOR	2.90%*	December 2022	$(10)
Fair value hedges of existing debt
Southern Company	350	4.15%	3-month LIBOR + 1.96%*	May 2014	14

Total	$650				$ 4

*	Weighted Average

The following table reflects the estimated pre-tax gains (losses) that will be reclassified from OCI to interest expense for the next 12-month period ending March 31, 2013, together with the longest date that total deferred gains and losses are expected to be amortized into earnings.

Registrant	Estimated Gain (Loss) to be Reclassified for the 12 Months Ending March 31, 2013	Total Deferred Gains (Losses) Amortized Through

	(in millions)
Southern Company	$(16)	2037
Alabama Power	1	2035
Georgia Power	(3)	2037
Gulf Power	(1)	2020
Mississippi Power	(1)	2022
Southern Power	(11)	2016

Foreign Currency Derivatives

Southern Company and certain subsidiaries may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other than U.S. dollars. Derivatives related to a firm commitment in a foreign currency transaction are accounted for as fair value hedges where the derivatives’ fair value gains or losses and the hedged items’ fair value gains or losses are both recorded directly to earnings. Derivatives related to a forecasted transaction are accounted for as a cash flow hedge where the effective portion of the derivatives’ fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings. Any ineffectiveness is typically recorded directly to earnings; however, Mississippi Power has regulatory approval allowing it to defer any ineffectiveness associated with firm commitments related to the Kemper IGCC to a regulatory asset. The derivatives employed as hedging instruments are structured to minimize ineffectiveness.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

At March 31, 2012, the following foreign currency derivatives were outstanding:

	Notional Amount	Forward Rate	Hedge Maturity Date	Fair Value Gain (Loss) March 31, 2012

	(in millions)			(in millions)
Fair value hedges of firm commitments
Mississippi Power	EUR6.8	1.3805 Dollars per Euro*	Various through March 2014	$—
Derivatives not designated as hedges
Mississippi Power	EUR18.1	1.3209 Dollars per Euro*	N/A	—

Total	EUR24.9			$—

*	Weighted Average

Derivative Financial Statement Presentation and Amounts

At March 31, 2012, the fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

Asset Derivatives at March 31, 2012

	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$17	$—	$17	$—	$—
Other deferred charges and assets	6	1	5	—	—

Total derivatives designated as hedging instruments for regulatory purposes	$23	$ 1	$22	$—	$—	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$ 6	$—	$—	$—	$—	$—
Other deferred charges and assets	8	—	—	—	—	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$14	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Energy-related derivatives:
Other deferred charges and assets	$ 1	$—	$—	$—	$—	$ 1
Foreign currency derivatives
Other current assets	1	—	—	—	1	—

Total derivatives not designated as hedging instruments	$ 2	$—	$—	$—	$ 1	$ 1

Total asset derivatives	$39	$ 1	$22	$—	$ 1	$ 1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at March 31, 2012

	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$191	$41	$ 80	$31	$39
Other deferred credits and liabilities	81	13	28	23	17

Total derivatives designated as hedging instruments for regulatory purposes	$272	$54	$108	$54	$56	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Liabilities from risk management activities	$ 2	$—	$ —	$—	$—	$ 2
Interest rate derivatives:
Liabilities from risk management activities	10	10	—	—	—	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$ 12	$10	$ —	$—	$—	$ 2

Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$ 15	$—	$ —	$—	$—	$ 15
Foreign currency derivatives:
Liabilities from risk management activities	1	—	—	—	1	—

Total derivatives not designated as hedging instruments	$ 16	$—	$ —	$—	$ 1	$ 15

Total liability derivatives	$300	$64	$108	$54	$57	$ 17

All derivative instruments are measured at fair value. See Note (C) herein for additional information.

At March 31, 2012, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet

Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power

	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(191)	$(41)	$(80)	$(31)	$(39)
Other regulatory assets, deferred	(81)	(13)	(28)	(23)	(17)
Other regulatory liabilities, current	17	—	17	—	—
Other regulatory liabilities, deferred	6	1	—	—	—
Other deferred credits and liabilities*	—	—	5	—	—

Total energy-related derivative gains (losses)	$(249)	$(53)	$(86)	$(54)	$(56)

*	Georgia Power includes Other regulatory liabilities, deferred in Other deferred credits and liabilities.

For the three months ended March 31, 2012 and March 31, 2011, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income were immaterial.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the three months ended March 31, 2012, the pre-tax effects of foreign currency derivatives designated as fair value hedging instruments on Southern Company’s and Mississippi Power’s statements of income were immaterial. For the three months ended March 31, 2011, the pre-tax gains from foreign currency derivatives designated as fair value hedging instruments on Southern Company’s and Mississippi Power’s statements of income were $3 million. This amount was offset with changes in the fair value of the purchase commitment related to equipment purchases; therefore, there was no impact on Southern Company’s or Mississippi Power’s statements of income.

For the three months ended March 31, 2012 and March 31, 2011, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount

	2012	2011		2012	2011

	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$ (1)	$ 1	Fuel	$ —	$ —
Interest rate derivatives	6	4	Interest expense, net of amounts capitalized	(3)	(5)

Total	$ 5	$ 5		$ (3)	$ (5)

Alabama Power
Interest rate derivatives	$ 7	$ 4	Interest expense, net of amounts capitalized	$ —	$ —

Georgia Power
Interest rate derivatives	$ —	$ —	Interest expense, net of amounts capitalized	$ (1)	$ (1)

Gulf Power
Interest rate derivatives	$ —	$ —	Interest expense, net of amounts capitalized	$ —	$ —

Mississippi Power
Interest rate derivatives	$ (1)	$ —	Interest expense, net of amounts capitalized	$ —	$ —

Southern Power
Energy-related derivatives	$ (1)	$ 1	Fuel	$ —	$ —
Interest rate derivatives	—	—	Interest expense, net of amounts capitalized	(2)	(3)

Total	$ (1)	$ 1		$ (2)	$ (3)

There was no material ineffectiveness recorded in earnings for any registrant for any period presented.

For the three months ended March 31, 2012, the pre-tax losses from energy-related derivatives not designated as hedging instruments on the statements of income were $6 million for Southern Company and Southern Power. For the three months ended March 31, 2011, the pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income were immaterial for Southern Company and Southern Power.

For the three months ended March 31, 2012, the pre-tax effects of foreign currency derivatives not designated as hedging instruments were recorded as regulatory assets and liabilities and were immaterial for Southern Company and Mississippi Power.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Contingent Features

The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2012, the fair value of derivative liabilities with contingent features, by registrant, was as follows:

	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power

			(in millions)
Derivative liabilities	$36	$9	$10	$7	$6	$4

At March 31, 2012, the registrants had no collateral posted with their derivative counterparties. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $36 million for each registrant. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. For the traditional operating companies and Southern Power, included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(I)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segments are the sale of electricity in the Southeast by the four traditional operating companies and Southern Power. Southern Power’s revenues from sales to the traditional operating companies were $112 million and $83 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other intersegment revenues are not material. Financial data for business segments and products and services was as follows:

	Electric Utilities
	Traditional Operating Companies	Southern Power	Eliminations	Total	All Other	Eliminations	Consolidated

	(in millions)
Three Months Ended March 31, 2012:
Operating revenues	$ 3,449	$ 254	$ (114)	$ 3,589	$ 38	$ (23)	$ 3,604
Segment net income *	339	29	1	369	2	(3)	368
Total assets at March 31, 2012	$55,698	$3,596	$ (81)	$59,213	$1,086	$(425)	$59,874

Three Months Ended March 31, 2011:
Operating revenues	$ 3,810	$ 282	$ (98)	$ 3,994	$ 38	$ (20)	$ 4,012
Segment net income (loss)*	385	38	—	423	1	(2)	422
Total assets at December 31, 2011	$54,622	$3,581	$ (127)	$58,076	$1,592	$(401)	$59,267

* After dividends on preferred and preference stock of subsidiaries

Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total

	(in millions)
Three Months Ended March 31, 2012	$3,092	$349	$148	$3,589
Three Months Ended March 31, 2011	$3,396	$449	$149	$3,994

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

Item 6.   Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

(c)1	-	Forty-Sixth Supplemental Indenture to Senior Note Indenture dated as of March 6, 2012, providing for the issuance of the Series 2012A 4.30% Senior Notes due March 15, 2042. (Designated in Form 8-K dated February 29, 2012, File No. 1-6468, as Exhibit 4.2.)

Mississippi Power

(e)1	-	Thirteenth Supplemental Indenture to Senior Note Indenture dated as of March 9, 2012, providing for the issuance of the Series 2012A 4.25% Senior Notes due March 15, 2042. (Designated in Form 8-K dated March 5, 2012, File No. 001-11229, as Exhibit 4.2(b).)

(10) Material Contracts

Southern Company

(a)1	-	Base Salaries of Named Executive Officers.

Alabama Power

(b)1	-	Base Salaries of Named Executive Officers.

Georgia Power

(c)1	-	Base Salaries of Named Executive Officers.

(c)2	-	Amendment No. 5, dated as of February 7, 2012, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe Power Corporation, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Georgia Power has requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Georgia Power has omitted such portions from the filing and filed them separately with the SEC.)

Mississippi Power

(e)1	-	Base Salaries of Named Executive Officers.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power
(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)
Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 001-31737 as Exhibit 24(d) and incorporated herein by reference.)
Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)
Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)
(31) Section 302 Certifications
Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certifications
Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL — Related Documents
INS	XBRL Instance Document
SCH	XBRL Taxonomy Extension Schema Document
CAL	XBRL Taxonomy Calculation Linkbase Document
DEF	XBRL Definition Linkbase Document
LAB	XBRL Taxonomy Label Linkbase Document
PRE	XBRL Taxonomy Presentation Linkbase Document

THE SOUTHERN COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company’s report.

THE SOUTHERN COMPANY
By	Thomas A. Fanning
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)
By	Art P. Beattie
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date: May 7, 2012

ALABAMA POWER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company’s report.

ALABAMA POWER COMPANY
By	Charles D. McCrary
President and Chief Executive Officer
(Principal Executive Officer)
By	Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)
By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date: May 7, 2012

GEORGIA POWER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company’s report.

GEORGIA POWER COMPANY
By	W. Paul Bowers
President and Chief Executive Officer
(Principal Executive Officer)
By	Ronnie R. Labrato
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)
By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date: May 7, 2012

GULF POWER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company’s report.

GULF POWER COMPANY
By	Mark A. Crosswhite
President and Chief Executive Officer
(Principal Executive Officer)
By	Richard S. Teel
Vice President and Chief Financial Officer
(Principal Financial Officer)
By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date: May 7, 2012

MISSISSIPPI POWER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company’s report.

MISSISSIPPI POWER COMPANY
By	Edward Day, VI
President and Chief Executive Officer
(Principal Executive Officer)
By	Moses H. Feagin
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)
By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date: May 7, 2012

SOUTHERN POWER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company’s report.

SOUTHERN POWER COMPANY
By	Oscar C. Harper, IV
President and Chief Executive Officer
(Principal Executive Officer)
By	Michael W. Southern
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)
By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date: May 7, 2012