Form 10-Q
period 2012-06-30
ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SOUTHERN CO; SOUTHERN POWER CO
filed 2012-08-06
CIK 3153, 41091, 44545, 66904, 92122, 1160661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2012
The Southern Company	Par Value $5 Per Share	874,796,883
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	4,542,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000

This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

		Page Number
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	185
Item 1A.	Risk Factors	185
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	186
	Signatures	190

DEFINITIONS

Term	Meaning

2010 ARP	Alternate Rate Plan approved by the Georgia PSC for Georgia Power, which became effective January 1, 2011 and will continue through December 31, 2013
2011 IRP Update	Georgia Power’s 2011 Integrated Resource Plan update filed with the Georgia PSC on August 4, 2011
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
Clean Air Act	Clean Air Act Amendments of 1990
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2011
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
Kemper IGCC	Integrated coal gasification combined cycle facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWH	Megawatt-hour
NCCR	Georgia Power’s Nuclear Construction Cost Recovery
NDR	Alabama Power’s natural disaster reserve
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income
PEP	Mississippi Power’s Performance Evaluation Plan
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power

ROE	Return on equity
SEC	Securities and Exchange Commission
SEGCO	Southern Electric Generating Company
SMEPA	South Mississippi Electric Power Association
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
S&P	Standard and Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc.
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

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

THE SOUTHERN COMPANY

AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$3,597	$3,842	$6,689	$7,238
Wholesale revenues	415	507	764	956
Other electric revenues	154	154	302	303
Other revenues	15	18	30	36

Total operating revenues	4,181	4,521	7,785	8,533

Operating Expenses:
Fuel	1,290	1,673	2,354	3,149
Purchased power	150	145	291	245
Other operations and maintenance	944	910	1,911	1,854
MC Asset Recovery insurance settlement	(19)	—	(19)	—
Depreciation and amortization	445	430	886	848
Taxes other than income taxes	228	227	453	447

Total operating expenses	3,038	3,385	5,876	6,543

Operating Income	1,143	1,136	1,909	1,990
Other Income and (Expense):
Allowance for equity funds used during construction	32	36	63	71
Interest expense, net of amounts capitalized	(220)	(199)	(431)	(421)
Other income (expense), net	13	(4)	11	(2)

Total other income and (expense)	(175)	(167)	(357)	(352)

Earnings Before Income Taxes	968	969	1,552	1,638
Income taxes	329	349	529	580

Consolidated Net Income	639	620	1,023	1,058
Dividends on Preferred and Preference Stock of Subsidiaries	16	16	32	32

Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$623	$604	$991	$1,026

Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.71	$0.71	$1.14	$1.20
Diluted EPS	$0.71	$0.70	$1.13	$1.20
Average number of shares of common stock outstanding (in millions)
Basic	872	855	870	851
Diluted	880	862	879	858
Cash dividends paid per share of common stock	$0.4900	$0.4725	$0.9625	$0.9275

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Consolidated Net Income	$639	$620	$1,023	$1,058
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(8), $-, $(5) and $2, respectively	(10)	—	(7)	3
Reclassification adjustment for amounts included in net income, net of tax of $2, $1, $3 and $3, respectively	2	—	4	3
Marketable securities:
Change in fair value, net of tax of $-, $2, $- and $1, respectively	—	3	—	2
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $(1), $1 and $1, respectively	1	1	2	—

Total other comprehensive income (loss)	(7)	4	(1)	8

Dividends on preferred and preference stock of subsidiaries	(16)	(16)	(32)	(32)

Comprehensive Income	$616	$608	$990	$1,034

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
	(in millions)
Operating Activities:
Consolidated net income	$1,023	$1,058
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,064	1,011
Deferred income taxes	327	427
Allowance for equity funds used during construction	(63)	(71)
Pension, postretirement, and other employee benefits	13	(38)
Stock based compensation expense	35	27
Retail fuel cost over recovery—long-term	44	—
Other, net	(17)	(6)
Changes in certain current assets and liabilities —
-Receivables	(55)	(156)
-Fossil fuel stock	(305)	81
-Other current assets	(53)	(106)
-Accounts payable	(167)	58
-Accrued taxes	45	300
-Accrued compensation	(216)	(193)
-Retail fuel cost over recovery—short-term	101	(6)
-Other current liabilities	(19)	3

Net cash provided from operating activities	1,757	2,389

Investing Activities:
Property additions	(2,356)	(2,126)
Investment in restricted cash	(230)	(3)
Distribution of restricted cash	49	61
Nuclear decommissioning trust fund purchases	(576)	(1,405)
Nuclear decommissioning trust fund sales	574	1,401
Proceeds from property sales	2	17
Cost of removal, net of salvage	(58)	(68)
Change in construction payables	(134)	37
Other investing activities	(62)	22

Net cash used for investing activities	(2,791)	(2,064)

Financing Activities:
Decrease in notes payable, net	(406)	(440)
Proceeds —
Long-term debt issuances	2,487	1,950
Interest-bearing refundable deposit related to asset sale	150	—
Common stock issuances	316	482
Redemptions —
Long-term debt	(1,319)	(1,504)
Payment of common stock dividends	(837)	(787)
Payment of dividends on preferred and preference stock of subsidiaries	(32)	(32)
Other financing activities	19	(4)

Net cash provided from (used for) financing activities	378	(335)

Net Change in Cash and Cash Equivalents	(656)	(10)
Cash and Cash Equivalents at Beginning of Period	1,315	447

Cash and Cash Equivalents at End of Period	$659	$437

Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $41 and $35 capitalized for 2012 and 2011, respectively)	$391	$419
Income taxes, net	(34)	(355)
Noncash transactions — accrued property additions at end of period	488	407

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2012	At December 31, 2011
	(in millions)
Current Assets:
Cash and cash equivalents	$659	$1,315
Restricted cash and cash equivalents	192	8
Receivables —
Customer accounts receivable	1,164	1,074
Unbilled revenues	497	376
Under recovered regulatory clause revenues	20	143
Other accounts and notes receivable	261	282
Accumulated provision for uncollectible accounts	(23)	(26)
Fossil fuel stock, at average cost	1,672	1,367
Materials and supplies, at average cost	919	903
Vacation pay	161	160
Prepaid expenses	577	385
Other regulatory assets, current	208	239
Other current assets	66	46

Total current assets	6,373	6,272

Property, Plant, and Equipment:
In service	61,577	59,744
Less accumulated depreciation	21,616	21,154

Plant in service, net of depreciation	39,961	38,590
Other utility plant, net	53	55
Nuclear fuel, at amortized cost	807	774
Construction work in progress	5,745	5,591

Total property, plant, and equipment	46,566	45,010

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,235	1,207
Leveraged leases	660	649
Miscellaneous property and investments	260	262

Total other property and investments	2,155	2,118

Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,390	1,365
Unamortized debt issuance expense	157	156
Unamortized loss on reacquired debt	288	285
Deferred under recovered regulatory clause revenues	29	48
Other regulatory assets, deferred	3,484	3,532
Other deferred charges and assets	455	481

Total deferred charges and other assets	5,803	5,867

Total Assets	$60,897	$59,267

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders’ Equity	At June 30, 2012	At December 31, 2011
	(in millions)
Current Liabilities:
Securities due within one year	$2,075	$1,717
Interest-bearing refundable deposit related to asset sale	150	—
Notes payable	453	859
Accounts payable	1,253	1,553
Customer deposits	363	347
Accrued taxes —
Accrued income taxes	17	13
Unrecognized tax benefits	6	22
Other accrued taxes	337	425
Accrued interest	237	226
Accrued vacation pay	204	205
Accrued compensation	246	450
Liabilities from risk management activities	160	209
Other regulatory liabilities, current	144	125
Other current liabilities	443	426

Total current liabilities	6,088	6,577

Long-term Debt	19,459	18,647

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	9,352	8,809
Deferred credits related to income taxes	216	224
Accumulated deferred investment tax credits	704	611
Employee benefit obligations	2,409	2,442
Asset retirement obligations	1,385	1,321
Other cost of removal obligations	1,195	1,165
Other regulatory liabilities, deferred	295	297
Other deferred credits and liabilities	588	514

Total deferred credits and other liabilities	16,144	15,383

Total Liabilities	41,691	40,607

Redeemable Preferred Stock of Subsidiaries	375	375

Stockholders’ Equity:
Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — June 30, 2012: 875 million shares
— December 31, 2011: 866 million shares
Treasury — June 30, 2012: 0.6 million shares
— December 31, 2011: 0.5 million shares
Par value	4,377	4,328
Paid-in capital	4,755	4,410
Treasury, at cost	(18)	(17)
Retained earnings	9,122	8,968
Accumulated other comprehensive loss	(112)	(111)

Total Common Stockholders’ Equity	18,124	17,578
Preferred and Preference Stock of Subsidiaries	707	707

Total Stockholders’ Equity	18,831	18,285

Total Liabilities and Stockholders’ Equity	$60,897	$59,267

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2012 vs. SECOND QUARTER 2011

AND

YEAR-TO-DATE 2012 vs. YEAR-TO-DATE 2011

OVERVIEW

Southern Company is a holding company that owns all of the common stock of the traditional operating companies—Alabama Power, Georgia Power, Gulf Power, and Mississippi Power—and Southern Power and other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system’s primary business of electricity sales by the traditional operating companies and Southern Power. The four traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company’s other business activities include investments in leveraged lease projects and telecommunications. For additional information on these businesses, see BUSINESS—The Southern Company System—“Traditional Operating Companies,” “Southern Power,” and “Other Businesses” in Item 1 of the Form 10-K.

Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS—OVERVIEW—“Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Net Income

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011
(change in millions)	(% change)	(change in millions)	(% change)
$19	3.1	$(35)	(3.4)

Southern Company’s second quarter 2012 net income after dividends on preferred and preference stock of subsidiaries was $623 million ($0.71 per share) compared to $604 million ($0.71 per share) for the second quarter 2011. The increase for the second quarter 2012 when compared to the corresponding period in 2011 was primarily the result of increases in revenues associated with the elimination of a tax-related adjustment under Alabama Power’s rate structure, an increase related to retail revenue rate effects at Georgia Power, an increase related to retail base revenues at Gulf Power, increases in usage and customer growth, an insurance recovery received related to the litigation settlement with MC Asset Recovery, LLC, and lower income taxes. The net income increase for the second quarter 2012 was partially offset by a decrease in revenues due to milder weather, an increase in operations and maintenance expenses, an increase in depreciation on additional plant in service related to new generation, transmission, distribution, and environmental projects, an increase in interest expense, and lower energy revenues at Southern Power.

Southern Company’s year-to-date 2012 net income after dividends on preferred and preference stock of subsidiaries was $991 million ($1.14 per share) compared to $1.03 billion ($1.20 per share) for year-to-date 2011. The net income decrease for year-to-date 2012 when compared to the corresponding period in 2011 was primarily the result of a decrease in revenues due to milder weather, an increase in operations and maintenance expenses, an increase in depreciation on additional plant in service related to new generation, transmission, distribution, and environmental projects, an increase in interest expense, and lower energy revenues at Southern Power. The net income decrease for year-to-date 2012 was partially offset by increases in revenues associated with the elimination of a tax-related adjustment under Alabama Power’s rate structure, an increase related to retail revenue rate effects at Georgia Power, an increase related to retail base and retail interim revenues at Gulf Power, increases in usage and customer growth, and an insurance recovery received related to the litigation settlement with MC Asset Recovery, LLC.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011
(change in millions)	(% change)	(change in millions)	(% change)
$(245)	(6.4)	$(549)	(7.6)

In the second quarter 2012, retail revenues were $3.60 billion compared to $3.84 billion for the corresponding period in 2011. For year-to-date 2012, retail revenues were $6.69 billion compared to $7.24 billion for the corresponding period in 2011.

Details of the change to retail revenues were as follows:

	Second Quarter 2012		Year-to-Date 2012
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$3,842		$7,238
Estimated change in –
Rates and pricing	75	2.0	134	1.9
Sales growth (decline)	23	0.6	40	0.5
Weather	(84)	(2.2)	(197)	(2.7)
Fuel and other cost recovery	(259)	(6.8)	(526)	(7.3)

Retail – current year	$3,597	(6.4)%	$ 6,689	(7.6)%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 primarily due to the elimination of a tax-related adjustment under Alabama Power’s rate structure and an increase related to retail base and retail interim revenues at Gulf Power. Also contributing to the increase were increases in retail revenues at Georgia Power due to base tariff increases effective April 1, 2012 related to placing Plant McDonough-Atkinson Units 4 and 5 in service, the NCCR and demand-side management tariff increases effective January 1, 2012, as approved by the Georgia PSC, and the rate pricing effect of decreased customer usage, partially offset by lower contributions from market-driven rates from commercial and industrial customers.

Revenues attributable to changes in sales increased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011. For second quarter 2012, the increase was due to a 2.1% increase in weather-adjusted residential KWH sales and a 1.2% increase in weather-adjusted commercial KWH sales, partially offset by a 0.1% decrease in industrial KWH sales. The increases in weather-adjusted residential and commercial KWH sales for the second quarter 2012 are due to increases in usage and customer growth. The decrease in industrial KWH sales for the second quarter 2012 is primarily due to decreases in the textiles and paper sectors, largely offset by increases in the pipeline and transportation sectors. For year-to-date 2012, the increase was due to a 1.3% increase in weather-adjusted residential KWH sales and a 0.9% increase in industrial KWH sales, while weather-adjusted commercial KWH sales remained flat. The increase in weather-adjusted residential KWH sales for year-to-date 2012 is due to increases in usage and customer growth. The increase in industrial KWH sales year-to-date 2012 is primarily due to increases in the pipeline, lumber, and transportation sectors, partially offset by decreases in the textiles sector.

Revenues resulting from changes in weather decreased $84 million in the second quarter 2012 and $197 million year-to-date 2012 when compared to the corresponding periods in 2011 as a result of milder weather.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and other cost recovery revenues decreased $259 million in the second quarter 2012 and decreased $526 million for year-to-date 2012 when compared to the corresponding periods in 2011. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.

Wholesale Revenues

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(92)	(18.1)	$(192)	(20.1)

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

In the second quarter 2012, wholesale revenues were $415 million compared to $507 million for the corresponding period in 2011, reflecting a $106 million decrease in energy revenues, partially offset by a $14 million increase in capacity revenues. The decrease in energy revenues was primarily related to a reduction in the average price of energy and lower energy sales mainly due to lower customer demand.

For year-to-date 2012, wholesale revenues were $764 million compared to $956 million for the corresponding period in 2011, reflecting a $213 million decrease in energy revenues, partially offset by a $21 million increase in capacity revenues. The decrease in energy revenues was primarily related to a reduction in the average price of energy and lower energy sales mainly due to lower customer demand.

Fuel and Purchased Power Expenses

	Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(383)	(22.9)	$(795)	(25.2)
Purchased power	5	3.4	46	18.8

Total fuel and purchased power expenses	$(378)		$(749)

In the second quarter 2012, total fuel and purchased power expenses were $1.44 billion compared to $1.82 billion for the corresponding period in 2011. The decrease was primarily the result of a $415 million decrease in the average cost of fuel and purchased power and a $133 million decrease in the volume of KWHs generated, partially offset by a $170 million increase in the volume of KWHs purchased.

For year-to-date 2012, total fuel and purchased power expenses were $2.64 billion compared to $3.39 billion for the corresponding period in 2011. The decrease was primarily the result of a $777 million decrease in the average cost of fuel and purchased power and a $430 million decrease in the volume of KWHs generated, partially offset by a $458 million increase in the volume of KWHs purchased.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel expenses at the traditional operating companies are generally offset by fuel revenues and do not have a significant effect on net income. See FUTURE EARNINGS POTENTIAL—“PSC Matters—Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.

Details of the Southern Company system’s generation and purchased power were as follows:

	Second Quarter 2012	Second Quarter 2011	Year-to-Date 2012	Year-to-Date 2011

Total generation (billions of KWHs)	44	48	83	94
Total purchased power (billions of KWHs)	5	2	9	4

Sources of generation (percent) —
Coal	41	56	38	54
Nuclear	17	15	18	16
Gas	41	26	41	27
Hydro	1	3	3	3

Cost of fuel, generated (cents per net KWH) —
Coal	4.18	4.06	4.14	4.01
Nuclear	0.83	0.72	0.81	0.70
Gas	2.56	4.23	2.66	4.08

Average cost of fuel, generated (cents per net KWH)	2.94	3.56	2.90	3.48
Average cost of purchased power (cents per net KWH)(a)	4.09	7.51	3.98	8.07

(a)	Average cost of purchased power includes fuel purchased by the electric utilities for tolling agreements where power is generated by the provider.

Fuel

In the second quarter 2012, fuel expense was $1.29 billion compared to $1.67 billion for the corresponding period in 2011. The decrease was primarily due to a 39.5% decrease in the average cost of gas per KWH generated, a higher percentage of generation from lower cost natural gas-fired resources, and lower customer demand mainly due to milder weather.

For year-to-date 2012, fuel expense was $2.35 billion compared to $3.15 billion for the corresponding period in 2011. The decrease was primarily due to a 34.8% decrease in the average cost of gas per KWH generated, a higher percentage of generation from lower cost natural gas-fired resources, and lower customer demand mainly due to milder weather.

Purchased Power

In the second quarter 2012, purchased power expense was $150 million compared to $145 million for the corresponding period in 2011. The increase was primarily due to a 93.3% increase in the volume of KWHs purchased as the market cost of available energy was lower than the marginal cost of generation available, partially offset by a 45.5% decrease in the average cost per KWH purchased.

For year-to-date 2012, purchased power expense was $291 million compared to $245 million for the corresponding period in 2011. The increase was primarily due to a 158.9% increase in the volume of KWHs purchased as the market cost of available energy was lower than the marginal cost of generation available, partially offset by a 50.7% decrease in the average cost per KWH purchased.

Energy purchases will vary depending on demand for energy within the Southern Company system’s service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system’s generation, and the availability of the Southern Company system’s generation.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$34	3.7	$57	3.1

In the second quarter 2012, other operations and maintenance expenses were $944 million compared to $910 million for the corresponding period in 2011. The increase was primarily the result of a $28 million increase in administrative and general costs primarily due to increases in pension costs and other employee benefits and a $16 million increase in transmission and distribution costs. The increase was partially offset by a $10 million decrease at Mississippi Power related to the expiration of an operating lease for Plant Daniel Units 3 and 4, as well as a $4 million decrease primarily related to scheduled outage and maintenance costs and commodity and labor costs.

For year-to-date 2012, other operations and maintenance expenses were $1.91 billion compared to $1.85 billion for the corresponding period in 2011. The increase was primarily the result of a $71 million increase in administrative and general costs primarily due to increases in pension costs, outside services, and other employee benefits. Also contributing to the increase was a $15 million increase in transmission and distribution costs and a $6 million net increase in customer accounts and customer service related costs. The increase was partially offset by a $21 million decrease at Mississippi Power related to the expiration of an operating lease for Plant Daniel Units 3 and 4, as well as an $18 million decrease primarily related to scheduled outage and maintenance costs and commodity and labor costs.

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FINANCIAL CONDITION AND LIQUIDITY—“Purchase of the Plant Daniel Combined Cycle Generating Units” of Southern Company in Item 7 of the Form 10-K for additional information.

MC Asset Recovery Insurance Settlement

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(19)	N/M	$(19)	N/M

N/M – Not meaningful

In the second quarter 2012, Southern Company received an insurance recovery related to the litigation settlement with MC Asset Recovery, LLC, which resulted in income of $19 million. See Note (B) to the Condensed Financial Statements under “Insurance Recovery” herein for additional information.

Depreciation and Amortization

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$15	3.5	$38	4.5

In the second quarter 2012, depreciation and amortization was $445 million compared to $430 million for the corresponding period in 2011. For year-to-date 2012, depreciation and amortization was $886 million compared to $848 million for the corresponding period in 2011. The increases were primarily the result of an increase in depreciation due to additional plant in service related to new generation at Georgia Power’s Plant McDonough-Atkinson Units 4 and 5, as well as transmission, distribution, and environmental projects.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Equity Funds Used During Construction

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(11.1)	$(8)	(11.3)

In the second quarter 2012, AFUDC equity was $32 million compared to $36 million for the corresponding period in 2011. For year-to-date 2012, AFUDC equity was $63 million compared to $71 million for the corresponding period in 2011. The decreases were primarily due to the completion of Georgia Power’s Plant McDonough-Atkinson Units 4 and 5 in December 2011 and April 2012, respectively, partially offset by increases in CWIP related to Mississippi Power’s Kemper IGCC.

Interest Expense, Net of Amounts Capitalized

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011
(change in millions)	(% change)	(change in millions)	(% change)
$21	10.6	$10	2.4

In the second quarter 2012, interest expense, net of amounts capitalized was $220 million compared to $199 million for the corresponding period in 2011. For year-to-date 2012, interest expense, net of amounts capitalized was $431 million compared to $421 million for the corresponding period in 2011. The increases were primarily due to a $23 million reduction in interest expense in 2011 at Georgia Power resulting from the settlement of litigation with the Georgia Department of Revenue and a net increase in interest expense related to senior notes. The increases were partially offset by a decrease related to the conclusion of certain state and federal income tax audits, a decrease in interest expense on existing variable rate pollution control revenue bonds, and an increase in capitalized interest associated with construction projects at Mississippi Power and Southern Power.

Other Income (Expense), Net

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011
(change in millions)	(% change)	(change in millions)	(% change)
$17	N/M	$13	N/M

N/M – Not meaningful

In the second quarter 2012, other income (expense), net was $13 million compared to $(4) million for the corresponding period in 2011. For year-to-date 2012, other income (expense), net was $11 million compared to $(2) million for the corresponding period in 2011. The increases were primarily due to the conclusion of certain federal income tax audits.

Income Taxes

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011
(change in millions)	(% change)	(change in millions)	(% change)
$(20)	(5.7)	$(51)	(8.8)

In the second quarter 2012, income taxes were $329 million compared to $349 million for the corresponding period in 2011. For year-to-date 2012, income taxes were $529 million compared to $580 million for the corresponding period in 2011. The decreases were primarily due to lower pre-tax earnings and state income tax credits. See Note (G) to the Condensed Financial Statements herein under “Unrecognized Tax Benefits” for additional information.

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

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power (including claims related to a unit co-owned by Mississippi Power). The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment. The ultimate outcome of this matter cannot be determined at this time.

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Climate Change Litigation — Hurricane Katrina Case” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Climate Change Litigation – Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern District of Mississippi dismissed the amended class action complaint filed in May 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

Environmental Statutes and Regulations

General

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“Environmental Matters— Environmental Statutes and Regulations – General” of Southern Company in Item 7 of the Form 10-K for information regarding the Southern Company system’s estimated base level capital expenditures to comply with existing statutes and regulations for 2012 through 2014, as well as the Southern Company system’s preliminary estimates for potential incremental environmental compliance investments associated with complying with the EPA’s final Mercury and Air Toxics Standards (MATS) rule (formerly referred to as the Utility Maximum Achievable Control Technology rule) and the EPA’s proposed water and coal combustion byproducts rules.

The Southern Company system is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules. As part of the development of its compliance strategy for the MATS rule, the Southern Company system has entered into agreements for the construction of baghouses to control the emissions of mercury and particulates from certain generating units. While further analysis of the MATS rule is required and the ultimate costs remain uncertain, the compliance decisions made through the second quarter 2012 have allowed the Southern Company system to further develop its cost estimates for compliance with the MATS rule. As a result, estimated compliance costs for the MATS rule in the 2012 through 2014 period have been revised from up to $2.7 billion to approximately $1.8 billion as follows:

	2012	2013	2014

		(in millions)
MATS rule	$150	$440	$1,215

In addition, the Southern Company system has further developed its estimated capital expenditures and associated timing of these expenditures to comply with the proposed water and coal combustion byproducts rules, resulting in a reduction, due primarily to timing, in estimated compliance costs for 2012 through 2014. Potential incremental environmental compliance investments to comply with the proposed water and coal combustion byproducts rules have been revised from up to $1.5 billion to approximately $500 million over the 2012 through 2014 period based on the assumption that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule. These potential incremental environmental compliance investments are estimated as follows:

	2012	2013	2014

		(in millions)
Proposed water and coal combustion byproducts rules	$10	$85	$405

While the Southern Company system’s ultimate costs of compliance with the MATS rule and the proposed water and coal combustion byproducts rules remain uncertain, the Southern Company system estimates that compliance costs through 2021 (assuming that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule) will be at the low end of the $13 billion to $18 billion range provided in the Form 10-K. Included in this amount is approximately $750 million that is also included in the 2012 through 2014 base level capital investment of the traditional operating companies described in the Form 10-K in anticipation of these rules.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Southern Company system’s ultimate compliance strategy and actual future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and the fuel mix of the electric utilities. Compliance costs may arise from retirement and replacement of existing units, installation of additional environmental controls, upgrades to the transmission system, and changing fuel sources for certain existing units. The Southern Company system’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

As part of SEGCO’s environmental compliance strategy, the Board of Directors of SEGCO approved adding natural gas as the primary fuel source in 2015 for its 1,000 MWs of generating capacity and the construction of the necessary natural gas pipeline. SEGCO is jointly owned by Alabama Power and Georgia Power. The capacity of SEGCO’s units is sold to Alabama Power and Georgia Power through a PPA. The impact of SEGCO’s ultimate compliance strategy on the PPA costs cannot be determined at this time; however, if such costs cannot continue to be recovered through retail rates, they could have a material impact on Southern Company’s financial statements.

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters – Environmental Statutes and Regulations — Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information on the eight-hour ozone and fine particulate matter air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. The only area within the traditional operating companies’ service territory designated as a nonattainment area was a 15-county area within metropolitan Atlanta. The potential impact of the revised standard and nonattainment designation will depend on further evaluation and implementation by the Georgia Environmental Protection Division and cannot be determined at this time.

On June 14, 2012, the EPA proposed a rule that would increase the stringency of the fine particulate matter national ambient air quality standards. If adopted, the proposed standards could result in the designation of new nonattainment areas within the Southern Company system’s service territory. As part of a related settlement, the EPA has agreed to finalize the proposed rule by December 14, 2012. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Water Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“Environmental Matters—Environmental Statutes and Regulations – Water Quality” of Southern Company in Item 7 of the Form 10-K for additional information on the proposed rules regarding certain cooling water intake structures. The EPA has entered into an amended settlement agreement to extend the deadline for issuing a final rule until June 27, 2013. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“Environmental Matters—Environmental Statutes and Regulations—Coal Combustion Byproducts” of Southern Company in Item 7 of the Form 10-K for additional information. Environmental groups and other parties have filed lawsuits in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts. The ultimate outcome of these matters cannot be determined at this time.

Global Climate Issues

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“Environmental Matters—Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for additional information.

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

On June 26, 2012, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit unanimously rejected all challenges to four of the EPA’s actions relating to the greenhouse gas permitting programs under the Clean Air Act. These rules may impact the amount of time it takes to obtain prevention of significant deterioration permits for new generation and major modifications to existing generating units and the requirements ultimately imposed by those permits. The ultimate impact of these rules cannot be determined at this time and will depend on the outcome of any other legal challenges.

PSC Matters

Retail Fuel Cost Recovery

The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. The traditional operating companies have experienced lower pricing for natural gas resulting in an increase in natural gas generation and a decrease in coal generation, which is currently more costly. The lower cost of natural gas has resulted in total over recovered fuel costs at Georgia Power, Gulf Power, and Mississippi Power included in Southern Company’s Condensed Balance Sheet herein of approximately $196 million at June 30, 2012. At June 30, 2012, Alabama Power had under recovered fuel costs included in Southern Company’s Condensed Balance Sheet herein of approximately $16 million. At December 31, 2011, total under recovered fuel costs at Alabama Power and Georgia Power included in Southern Company’s Condensed Balance Sheet herein were approximately $169 million, and Gulf Power and Mississippi Power had a total over recovered fuel balance included in Southern Company’s Condensed Balance Sheet herein of approximately $52 million. Fuel cost recovery revenues are adjusted for differences in actual

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company’s revenues or net income, but will affect annual cash flow. The traditional operating companies continuously monitor their under or over recovered fuel cost balances.

On June 21, 2012, the Georgia PSC approved a decrease in Georgia Power’s fuel cost recovery rates of 19%, which reduced annual billings by $567 million effective June 1, 2012. The decrease in fuel costs resulted from lower natural gas prices as a result of increased natural gas supplies.

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“PSC Matters—Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters – Alabama Power – Fuel Cost Recovery” and “Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

Alabama Power

Rate CNP

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL—“PSC Matters—Alabama Power —Rate CNP” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters—Alabama Power—Rate CNP” in Item 8 of the Form 10-K for additional information regarding Alabama Power’s recovery of retail costs through Rate Certificated New Plant Power Purchase Agreement (Rate CNP) and Rate Certificated New Plant Environmental (Rate CNP Environmental). Alabama Power’s under recovered Rate CNP balance as of June 30, 2012 was $2 million as compared to $6 million at December 31, 2011. Alabama Power’s under recovered Rate CNP Environmental balance as of June 30, 2012 was $26 million as compared to $11 million at December 31, 2011. These under recovered balances at June 30, 2012 are included in deferred under recovered regulatory clause revenues on Southern Company’s Condensed Balance Sheet herein. For Rate CNP, this classification is based on an estimate, which includes such factors as purchased power capacity and energy demand. For Rate CNP Environmental, this classification is based on an estimate, which includes such factors as costs to comply with environmental mandates and energy demand. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered retail costs.

Natural Disaster Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“PSC Matters—Alabama Power —Natural Disaster Reserve” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters—Alabama Power—Natural Disaster Reserve” in Item 8 of the Form 10-K for additional information regarding natural disaster cost recovery. At June 30, 2012, the NDR had an accumulated balance of $105 million, which is included in Southern Company’s Condensed Balance Sheet herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in Southern Company’s Condensed Statement of Income herein.

Georgia Power

2011 Integrated Resource Plan Update

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“Environmental Matters— Environmental Statutes and Regulations—Air Quality,” “—Water Quality,” and “—Coal Combustion Byproducts” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters—Georgia Power— Rate Plans” and “– 2011 Integrated Resource Plan Update” in Item 8 of the Form 10-K for additional information regarding proposed and final EPA rules and regulations, including the MATS rule for coal- and oil-fired electric utility steam generating units, revisions to effluent guidelines for steam electric power plants,

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; the 2010 ARP; and the 2011 IRP Update.

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

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Southern Company through 2013. Due to the significant amount of estimated bonus depreciation for 2012, a portion of Southern Company’s tax credit utilization will be deferred. Consequently, Southern Company’s positive cash flow benefit is estimated to be between $535 million and $725 million in 2012.

Construction Program

The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new generating facilities, including natural gas, biomass, and solar units at Southern Power, natural gas units and Plant Vogtle Units 3 and 4 at Georgia Power, and the Kemper IGCC at Mississippi Power, as well as adding or changing fuel sources for certain existing units, adding environmental control equipment, and expanding the transmission and distribution systems. For the traditional operating companies, major generation construction projects are subject to state PSC approvals in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. See Note 7 to the financial statements of Southern Company under “Construction Program” in Item 8 of the Form 10-K for estimated construction expenditures for the next three years. In addition, see Note 3 to the financial statements of Southern Company under “Retail Regulatory Matters—Georgia Power—Nuclear Construction,” “Retail Regulatory Matters – Georgia Power—Other Construction,” and “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “Retail Regulatory Matters—Georgia Power—Nuclear Construction” and “Integrated Coal Gasification Combined Cycle” herein for additional information.

Investments in Leveraged Leases

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“Investments in Leveraged Leases” of Southern Company in Item 7 and Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional information.

The recent financial and operational performance of one of Southern Company’s lessees and the associated generation assets has raised potential concerns on the part of Southern Company as to the credit quality of the lessee and the residual value of the assets. Current projections indicate significant uncertainty as to whether the lessee will be able to pay the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 2012 semi-annual rent payment in full. Southern Company is currently engaged in discussions with the lessee and the holders of the project’s nonrecourse debt to restructure the debt payments and the related rental payments to allow additional capital investment in the project to be made to improve the operation of the generation assets and the financial viability of the lease transaction. Southern Company believes there is a reasonable possibility that it will be able to reach an agreement with the lessee and the debtholders to restructure the project. However, due to continued poor performance of the generation assets and the uncertainties surrounding the receipt of the December 2012 semi-annual rent payment and its ability to successfully restructure the project, Southern Company has placed the lease on nonaccrual status whereby income associated with this investment will not be recognized in the financial statements beginning in July 2012. If the attempts at restructuring the project are unsuccessful and the project is ultimately abandoned, the potential impairment loss that would be incurred is approximately $90 million on an after-tax basis. The ultimate outcome of this matter cannot be determined at this time.

Other Matters

Southern Company and its subsidiaries are involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Company and its subsidiaries are subject to certain claims and legal actions arising in the ordinary course of business. The business activities of Southern Company’s subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) herein or in Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company’s financial statements.

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FUTURE EARNINGS POTENTIAL—“Other Matters” of Southern Company in Item 7 of the Form 10-K for additional information regarding the earthquake and tsunami that struck Japan in March 2011. On March 12, 2012, the NRC issued three orders and a request for information based on the NRC task force report recommendations that included, among other items, additional mitigation strategies for beyond-design-basis events, enhanced spent fuel pool instrumentation capabilities, hardened vents for certain classes of containment structures, including the one in use at Plant Hatch, site specific evaluations for seismic and flooding hazards, and various plant evaluations to ensure adequate coping capabilities during station blackout and other conditions. The staff of the NRC expects to issue additional implementation guidance by the end of August 2012. The final form and the resulting impact of any changes to safety requirements for nuclear reactors will be dependent on further review and action by the NRC and cannot be determined at this time. See RISK FACTORS of Southern Company in Item 1A of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY—“Overview” of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company’s financial condition remained stable at June 30, 2012. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $1.8 billion for the first six months of 2012, a decrease of $632 million from the corresponding period in 2011. Significant changes in operating cash flow for the first six months of 2012 compared to the corresponding period in 2011 include an increase in fossil fuel stock as a result of milder weather in the first six months of 2012 and lower natural gas prices and a decrease in accrued taxes due to the timing of tax payments. Net cash used for investing activities totaled $2.8 billion for the first six months of 2012, an increase of $727 million from the corresponding period in 2011. The increase was primarily due to property additions to utility plant. Net cash provided from financing activities totaled $378 million for the first six months of 2012 compared to $335 million net cash used for financing activities in the corresponding period in 2011. The change was primarily due to an increase in long-term debt issuances and the receipt of an interest bearing refundable deposit related to a pending asset sale at Mississippi Power.

Significant balance sheet changes for the first six months of 2012 include an increase of $1.6 billion in total property, plant, and equipment for the construction of generation, transmission, and distribution facilities. Other significant changes include an increase in long-term debt of $812 million due to senior note issuances.

The market price of Southern Company’s common stock at the end of the second quarter 2012 was $46.30 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $20.72 per share, representing a market-to-book ratio of 223%, compared to $40.38, $19.80, and 204%, respectively, at the end of 2011. The dividend for the second quarter 2012 was $0.49 per share compared to $0.4725 per share in the second quarter 2011.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FINANCIAL CONDITION AND LIQUIDITY—“Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for the construction programs of the Southern Company system, including estimated capital expenditures to comply with existing environmental regulations, and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Approximately $2.1 billion will be required through June 30, 2013 to fund maturities of long-term debt.

See FUTURE EARNINGS POTENTIAL—“Environmental Statutes and Regulations—General” herein for a description of the Southern Company system’s estimated capital expenditures to comply with the MATS rule and proposed water and coal combustion byproducts rules.

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

Sources of Capital

Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private placements, or public offerings. The amount and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities.

Except as described below with respect to potential DOE loan guarantees, the traditional operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances, term loans, short-term borrowings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS—FINANCIAL CONDITION AND LIQUIDITY—“Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.

In June 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to the construction of Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed the lesser of 70% of eligible project costs, or approximately $3.46 billion, and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. In the event that the DOE does not issue a loan guarantee or Georgia Power determines that the final terms and conditions of the loan guarantee by the DOE are not in the best interest of its customers, Georgia Power expects to finance the construction of Plant Vogtle Units 3 and 4 through traditional capital markets financings. There can be no assurance that the DOE will issue loan guarantees for Georgia Power.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE. There can be no assurance that the DOE will issue federal loan guarantees for Mississippi Power. In the event that the DOE does not issue a conditional commitment or a final definitive loan guarantee, Mississippi Power intends to finance the construction of the Kemper IGCC through traditional capital markets financings. Mississippi Power also received DOE grant funds of $245 million that were used for the construction of the Kemper IGCC. An additional $25 million is expected to be received for the initial operation of the Kemper IGCC.

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

At June 30, 2012, Southern Company and its subsidiaries had approximately $659 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2012, including expiration dates, were as follows:

	Expires					Executable Term Loans		Due Within One Year(a)
Company	2012	2013	2014 and Beyond(b)	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)			(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	37	101	1,150	1,288	1,288	51	—	51	52
Georgia Power	—	—	1,750	1,750	1,745	—	—	—	—
Gulf Power	20	60	195	275	275	45	—	45	35
Mississippi Power	41	95	165	301	301	25	41	66	70
Southern Power	—	—	500	500	500	—	—	—	—
Other	—	50	—	50	50	25	—	25	—

Total	$98	$306	$4,760	$5,164	$5,159	$146	$41	$187	$157

(a)	Reflects facilities expiring on or before June 30, 2013.
(b)	All remaining Gulf Power and Mississippi Power credit agreements in this column expire in 2014.

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

A portion of the unused credit with banks is allocated to provide liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2012 was approximately $1.8 billion.

The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the traditional operating companies.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings, excluding $2 million of notes payable related to other energy service contracts, were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)		(in millions)
June 30, 2012:
Commercial paper	$445	0.4%	$477	0.4%	$735
Short-term bank debt	—	—%	175	1.1%	300

Total	$445	0.4%	$652	0.5%

(a)	Average and maximum amounts are based upon daily balances during the period.

Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

Credit Rating Risk

Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. The maximum potential collateral requirements under these contracts at June 30, 2012 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements

(in millions)
At BBB and Baa2	$ 9
At BBB- and/or Baa3	613
Below BBB- and/or Baa3	2,668

On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the acquisition is closed, the deposit bears interest at Mississippi Power’s AFUDC rate, which was 9.967% per annum as of June 30, 2012, and is refundable to SMEPA upon termination of the asset purchase agreement related to such purchase, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody’s or ceases to be rated by either of these rating agencies.

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

Due to cost-based rate regulation and other various cost recovery mechanisms, the traditional operating companies continue to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. Southern Company had no material change in market risk exposure for the second quarter 2012 when compared with the December 31, 2011 reporting period.

The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value

	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(265)	$(231)
Contracts realized or settled	77	126
Current period changes(a)	18	(65)

Contracts outstanding at the end of the period, assets (liabilities), net	$(170)	$(170)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value

	(in millions)
Natural gas swaps	$ 78	$ 59
Natural gas options	17	3
Other energy-related derivatives	—	(1)

Total changes	$ 95	$61

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net hedge volumes of energy-related derivative contracts were as follows:

	June 30, 2012	March 31, 2012	December 31, 2011

	mmBtu Volume
	(in millions)
Commodity—Natural gas swaps	141	123	123
Commodity—Natural gas options	101	98	66

Total hedge volume	242	221	189

The weighted average swap contract cost above market prices was approximately $0.95 per mmBtu as of June 30, 2012, $1.71 per mmBtu as of March 31, 2012, and $1.51 per mmBtu as of December 31, 2011. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. The majority of the natural gas hedge gains and losses are recovered through the traditional operating companies’ fuel cost recovery clauses.

The net fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

Asset (Liability) Derivatives	June 30, 2012	December 31, 2011

	(in millions)
Regulatory hedges	$(164)	$(221)
Cash flow hedges	(1)	(1)
Not designated	(5)	(9)

Total fair value	$(170)	$(231)

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

Total net unrealized pre-tax gains (losses) recognized in income for the three and six months ended June 30, 2012 were $10 million and $4 million, respectively, and were not material for the corresponding periods in 2011.

Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2012 were as follows:

	June 30, 2012 Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$ —	$ —	$ —	$—
Level 2	(170)	(116)	(52)	(2)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(170)	$(116)	$(52)	$ (2)

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Southern Company. Regulations to implement the Dodd-Frank Act will impose additional requirements on the use of over-the-counter derivatives for both Southern Company and its subsidiaries and their derivative counterparties, which could affect both the use and cost of over-the-counter derivatives. Although all relevant regulations have not been finalized, Southern Company does not expect the impact of these rules to be material.

For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS—FINANCIAL CONDITION AND LIQUIDITY—“Market Price Risk” of Southern Company in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.

Financing Activities

During the first six months of 2012, Southern Company issued approximately 9.7 million shares of common stock for $317 million through employee and director stock plans. Since mid-2011, Southern Company has issued additional equity only through its employee and director stock plans. Southern Company plans to use the proceeds received from stock option exercises during 2012 (including the $317 million received through June 30, 2012) and 2013 to repurchase shares to partially offset the incremental shares issued under its employee and director stock plans. Pursuant to board approval, Southern Company may repurchase shares through open market purchases or privately negotiated transactions, in accordance with applicable securities laws.

In addition, Southern Company is not currently issuing shares of common stock through the Southern Investment Plan or its employee savings plan. All sales under the Southern Investment Plan and the employee savings plan are currently being funded with shares acquired on the open market by the independent plan administrators.

The following table outlines the debt financing activities during the first six months of 2012:

Company	Senior Note Issuances	Senior Note Redemptions and Maturities	Pollution Control Bond Issuances	Pollution Control Bond Redemptions	Other Long-Term Debt Issuances	Other Long- Term Debt Redemptions and Maturities

			(in millions)
Southern Company	$ —	$500	$ —	$ —	$ —	$ —
Alabama Power	250	250	—	1	—	—
Georgia Power	1,500	—	234	49	—	250
Gulf Power	100	91	—	—	—	—
Mississippi Power	400	90	—	—	—	75
Southern Power	—	—	—	—	4	—

Total	$2,250	$931	$234	$ 50	$ 4	$325

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

On January 17, 2012, Southern Company’s $500 million aggregate principal amount of Series 2007A 5.30% Senior Notes matured.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the acquisition is closed, the deposit bears interest at Mississippi Power’s AFUDC rate, which was 9.967% per annum at June 30, 2012 and is refundable to SMEPA upon termination of the asset purchase agreement related to such purchase, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody’s or ceases to be rated by either of these rating agencies.

Subsequent to June 30, 2012, Georgia Power redeemed $300 million aggregate principal amount of its Series 2007D 6.375% Senior Notes due July 15, 2047.

Subsequent to June 30, 2012, $85 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2005 and $100 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2005 were redeemed.

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

See MANAGEMENT’S DISCUSSION AND ANALYSIS—FINANCIAL CONDITION AND LIQUIDITY—“Market Price Risk” herein for each registrant and Note 1 to the financial statements of each registrant under “Financial Instruments,” Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power and Mississippi Power, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also, see Note (H) to the Condensed Financial Statements herein for information relating to derivative instruments.

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

There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter 2012 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,254	$1,244	$2,346	$2,370
Wholesale revenues, non-affiliates	70	70	131	138
Wholesale revenues, affiliates	6	75	20	150
Other revenues	47	51	96	102

Total operating revenues	1,377	1,440	2,593	2,760

Operating Expenses:
Fuel	343	428	649	823
Purchased power, non-affiliates	17	17	32	28
Purchased power, affiliates	66	57	106	103
Other operations and maintenance	316	290	637	587
Depreciation and amortization	160	159	317	316
Taxes other than income taxes	85	85	171	170

Total operating expenses	987	1,036	1,912	2,027

Operating Income	390	404	681	733
Other Income and (Expense):
Allowance for equity funds used during construction	4	6	9	11
Interest income	4	5	8	9
Interest expense, net of amounts capitalized	(73)	(77)	(146)	(151)
Other income (expense), net	(4)	(7)	(11)	(13)

Total other income and (expense)	(69)	(73)	(140)	(144)

Earnings Before Income Taxes	321	331	541	589
Income taxes	126	131	210	227

Net Income	195	200	331	362
Dividends on Preferred and Preference Stock	10	10	20	20

Net Income After Dividends on Preferred and Preference Stock	$185	$190	$311	$342

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Net Income After Dividends on Preferred and Preference Stock	$185	$190	$311	$342
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(7), $(1), $(4) and $1, respectively	(11)	1	(7)	3
Reclassification adjustment for amounts included in net income, net of tax of $-, $(1), $- and $(1), respectively	—	(2)	—	(2)

Total other comprehensive income (loss)	(11)	(1)	(7)	1

Comprehensive Income	$174	$189	$304	$343

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
	(in millions)
Operating Activities:
Net income	$331	$362
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	380	373
Deferred income taxes	85	174
Allowance for equity funds used during construction	(9)	(11)
Pension, postretirement, and other employee benefits	(8)	(24)
Stock based compensation expense	6	4
Other, net	(24)	(3)
Changes in certain current assets and liabilities —
-Receivables	(46)	(57)
-Fossil fuel stock	(125)	13
-Materials and supplies	(6)	(5)
-Other current assets	(31)	(66)
-Accounts payable	(145)	(77)
-Accrued taxes	128	193
-Accrued compensation	(45)	(52)
-Other current liabilities	(10)	(5)

Net cash provided from operating activities	481	819

Investing Activities:
Property additions	(436)	(485)
Distribution of restricted cash from pollution control revenue bonds	—	11
Nuclear decommissioning trust fund purchases	(88)	(252)
Nuclear decommissioning trust fund sales	88	252
Cost of removal, net of salvage	(7)	(47)
Change in construction payables	(12)	(14)
Other investing activities	(9)	(22)

Net cash used for investing activities	(464)	(557)

Financing Activities:
Proceeds —
Capital contributions from parent company	11	5
Senior notes issuances	250	700
Redemptions —
Pollution control revenue bonds	(1)	—
Senior notes	(250)	(650)
Payment of preferred and preference stock dividends	(20)	(20)
Payment of common stock dividends	(270)	(277)
Other financing activities	(3)	(12)

Net cash used for financing activities	(283)	(254)

Net Change in Cash and Cash Equivalents	(266)	8
Cash and Cash Equivalents at Beginning of Period	344	154

Cash and Cash Equivalents at End of Period	$78	$162

Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $3 and $5 capitalized for 2012 and 2011, respectively)	$136	$141
Income taxes, net	31	(100)
Noncash transactions—accrued property additions at end of period	7	14

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2012	At December 31, 2011
	(in millions)
Current Assets:
Cash and cash equivalents	$78	$344
Restricted cash and cash equivalents	—	1
Receivables —
Customer accounts receivable	368	332
Unbilled revenues	160	126
Under recovered regulatory clause revenues	16	—
Other accounts and notes receivable	34	35
Affiliated companies	57	79
Accumulated provision for uncollectible accounts	(9)	(10)
Fossil fuel stock, at average cost	469	344
Materials and supplies, at average cost	380	375
Vacation pay	59	59
Prepaid expenses	135	74
Other regulatory assets, current	32	44
Other current assets	8	11

Total current assets	1,787	1,814

Property, Plant, and Equipment:
In service	21,110	20,809
Less accumulated provision for depreciation	7,562	7,344

Plant in service, net of depreciation	13,548	13,465
Nuclear fuel, at amortized cost	347	330
Construction work in progress	390	374

Total property, plant, and equipment	14,285	14,169

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	61	62
Nuclear decommissioning trusts, at fair value	571	540
Miscellaneous property and investments	73	73

Total other property and investments	705	675

Deferred Charges and Other Assets:
Deferred charges related to income taxes	529	532
Prepaid pension costs	74	59
Deferred under recovered regulatory clause revenues	29	48
Other regulatory assets, deferred	1,001	994
Other deferred charges and assets	144	186

Total deferred charges and other assets	1,777	1,819

Total Assets	$18,554	$18,477

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At June 30, 2012	At December 31, 2011
	(in millions)
Current Liabilities:
Securities due within one year	$500	$500
Accounts payable —
Affiliated	176	203
Other	196	322
Customer deposits	86	85
Accrued taxes —
Accrued income taxes	99	32
Other accrued taxes	80	34
Accrued interest	65	63
Accrued vacation pay	48	48
Accrued compensation	51	95
Liabilities from risk management activities	54	54
Other regulatory liabilities, current	3	18
Other current liabilities	40	38

Total current liabilities	1,398	1,492

Long-term Debt	5,630	5,632

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,319	3,257
Deferred credits related to income taxes	81	83
Accumulated deferred investment tax credits	145	149
Employee benefit obligations	339	343
Asset retirement obligations	571	553
Other cost of removal obligations	736	703
Other regulatory liabilities, deferred	165	156
Other deferred credits and liabilities	84	82

Total deferred credits and other liabilities	5,440	5,326

Total Liabilities	12,468	12,450

Redeemable Preferred Stock	342	342

Preference Stock	343	343

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,222	1,222
Paid-in capital	2,207	2,182
Retained earnings	1,997	1,956
Accumulated other comprehensive loss	(25)	(18)

Total common stockholder’s equity	5,401	5,342

Total Liabilities and Stockholder’s Equity	$18,554	$18,477

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2012 vs. SECOND QUARTER 2011

AND

YEAR-TO-DATE 2012 vs. YEAR-TO-DATE 2011

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

RESULTS OF OPERATIONS

Net Income

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(2.6)	$(31)	(9.1)

Alabama Power’s net income after dividends on preferred and preference stock for the second quarter 2012 was $185 million compared to $190 million for the corresponding period in 2011. Alabama Power’s net income after dividends on preferred and preference stock for year-to-date 2012 was $311 million compared to $342 million for the corresponding period in 2011. The decreases for the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 were related to decreases in weather-related revenues due to milder weather and increases in operations and maintenance expenses in 2012. These decreases were partially offset by increases in revenues associated with the elimination of a tax-related adjustment under Alabama Power’s rate structure and increases in energy sales due to increases in usage and customer growth. See BUSINESS – “Rate Matters – Rate Structure and Cost Recovery Plans” of Alabama Power in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 of the Form 10-K for information regarding the rate structure of Alabama Power.

Retail Revenues

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$10	0.8	$(24)	(1.0)

In the second quarter 2012, retail revenues were $1.25 billion compared to $1.24 billion for the corresponding period in 2011. For year-to-date 2012, retail revenues were $2.35 billion compared to $2.37 billion for the corresponding period in 2011.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the change to retail revenues were as follows:

	Second Quarter 2012		Year-to-Date 2012

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,244		$2,370
Estimated change in –
Rates and pricing	31	2.5	56	2.4
Sales growth (decline)	25	2.0	45	1.9
Weather	(38)	(3.0)	(88)	(3.7)
Fuel and other cost recovery	(8)	(0.7)	(37)	(1.6)

Retail – current year	$1,254	0.8%	$2,346	(1.0)%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 primarily due to the elimination of a tax-related adjustment under Alabama Power’s rate structure that was effective with October 2011 billings, slightly offset by decreased revenues associated with Rate Certificated New Plant Environmental (Rate CNP Environmental).

Revenues attributable to changes in sales increased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011. Weather-adjusted residential KWH energy sales increased 5.6% in the second quarter and 3.5% for year-to-date 2012 as a result of increases in usage and customer growth. Weather-adjusted commercial KWH energy sales increased 3.6% in the second quarter 2012 and 1.7% for year-to-date 2012 as a result of increases in usage. Industrial KWH energy sales increased 2.3% in the second quarter 2012 and 2.8% for year-to-date 2012 due to an increase in usage resulting from changes in production levels primarily in the primary metals, chemicals, automotive and plastics, and forest products sectors, partially offset by decreases in the stone, clay, and glass and textiles sectors.

Revenues resulting from changes in weather decreased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011. Alabama Power’s service territory experienced milder weather conditions in the second quarter and year-to-date 2012 when compared to the corresponding periods in the prior year. The resulting decreases for the second quarter 2012 were 5.4% and 2.5% for residential and commercial sales revenue, respectively. The resulting decreases for year-to-date 2012 were 7.1% and 2.1% for residential and commercial sales revenue, respectively.

Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 primarily due to lower fuel costs associated with decreased KWH generation and lower average cost per KWH generated due to lower natural gas prices. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.

See BUSINESS – “Rate Matters – Rate Structure and Cost Recovery Plans” of Alabama Power in Item 1, MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(7)	(5.1)

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

In the second quarter 2012 and the second quarter 2011, wholesale revenues from non-affiliates were $70 million. For year-to-date 2012, wholesale revenues from non-affiliates were $131 million compared to $138 million for the corresponding period in 2011. The decrease was primarily due to a 4.1% decrease in KWH sales and a 1.2% decrease in the price of energy.

Wholesale Revenues – Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(69)	(92.0)	$(130)	(86.7)

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

In the second quarter 2012, wholesale revenues from affiliates were $6 million compared to $75 million for the corresponding period in 2011. The decrease was primarily due to a 90.2% decrease in KWH sales.

For year-to-date 2012, wholesale revenues from affiliates were $20 million compared to $150 million for the corresponding period in 2011. The decrease was due to an 82.6% decrease in KWH sales and a 23.5% decrease in the price of energy.

Fuel and Purchased Power Expenses

	Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(85)	(19.9)	$(174)	(21.1)
Purchased power – non-affiliates	—	—	4	14.3
Purchased power – affiliates	9	15.8	3	2.9

Total fuel and purchased power expenses	$(76)		$(167)

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter 2012, total fuel and purchased power expenses were $426 million compared to $502 million for the corresponding period in 2011. The decrease was primarily due to a $64 million decrease related to a reduction in total KWHs generated as a result of milder weather in the second quarter 2012, a $22 million decrease in the cost of fuel, and a $46 million decrease in the average cost of purchased power, partially offset by a $55 million increase in KWHs purchased.

For year-to-date 2012, total fuel and purchased power expenses were $787 million compared to $954 million for the corresponding period in 2011. The decrease was primarily due to a $149 million decrease related to a reduction in total KWHs generated as a result of milder weather for year-to-date 2012, a $25 million decrease in the cost of fuel, and a $51 million decrease in the average cost of purchased power, partially offset by a $58 million increase in KWHs purchased.

Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power’s Energy Cost Recovery Rate mechanism. See FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

Details of Alabama Power’s generation and purchased power were as follows:

	Second Quarter 2012	Second Quarter 2011	Year-to-Date 2012	Year-to-Date 2011

Total generation (billions of KWHs)	13	17	27	33
Total purchased power (billions of KWHs)	2	1	3	2

Sources of generation (percent) –
Coal	53	56	48	56
Nuclear	24	23	26	23
Gas	21	16	20	15
Hydro	2	5	6	6

Cost of fuel, generated (cents per net KWH) –
Coal	3.29	3.13	3.35	3.06
Nuclear	0.82	0.64	0.78	0.65
Gas	2.76	4.19	2.88	4.18

Average cost of fuel, generated (cents per net KWH)(a)	2.57	2.71	2.54	2.67
Average cost of purchased power (cents per net KWH)(b)	3.89	6.02	4.14	5.66

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.
(b)	Average cost of purchased power includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider.

Fuel

In the second quarter 2012, fuel expense was $343 million compared to $428 million for the corresponding period in 2011. The $85 million decrease was due to a 34.1% decrease in the average cost of KWHs generated by natural gas, which excludes fuel associated with tolling agreements, and a 23.5% decrease in KWHs generated by coal, slightly offset by a 6.9% increase in KWHs generated by natural gas.

For year-to-date 2012, fuel expense was $649 million compared to $823 million for the corresponding period in 2011. The $174 million decrease was due to a 31.0% decrease in the average cost of KWHs generated by natural gas, which excludes fuel associated with tolling agreements, and a 29.4% decrease in KWHs generated by coal, slightly offset by an 8.4% increase in KWHs generated by natural gas.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Power – Non-Affiliates

In the second quarter 2012 and the second quarter 2011, purchased power expense from non-affiliates was $17 million. For year-to-date 2012, purchased power expense from non-affiliates was $32 million compared to $28 million for the corresponding period in 2011. The increase was related to a 388.0% increase in the amount of energy purchased, partially offset by a 76.6% decrease in the average cost per KWH.

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation.

Purchased Power – Affiliates

In the second quarter 2012, purchased power expense from affiliates was $66 million compared to $57 million for the corresponding period in 2011. The increase was related to a 54.4% increase in the amount of energy purchased, partially offset by a 26.2% decrease in the average cost per KWH.

For year-to-date 2012, purchased power expense from affiliates was $106 million compared to $103 million for the corresponding period in 2011. The increase was related to a 23.2% increase in the amount of energy purchased, partially offset by a 17.0% decrease in the average cost per KWH.

Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

Other Operations and Maintenance Expenses

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$26	9.0	$50	8.5

In the second quarter 2012, other operations and maintenance expenses were $316 million compared to $290 million for the corresponding period in 2011. Administrative and general expenses increased $15 million primarily due to pension and other benefit-related expenses. Distribution expenses increased $7 million primarily due to increases in vegetation management and overhead line maintenance costs. Steam production expenses increased $3 million due to environmental mandates which were partially offset by revenues associated with Rate CNP Environmental.

For year-to-date 2012, other operations and maintenance expenses were $637 million compared to $587 million for the corresponding period in 2011. Administrative and general expenses increased $33 million primarily due to pension and other benefit-related expenses, affiliated service company expenses, labor expenses, and property insurance expenses. Nuclear production expenses increased $5 million primarily due to the amortization of nuclear outage expenses of $13 million, partially offset by a decrease in operation costs related to decreases in labor. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Nuclear Outage Accounting Order” of Alabama Power in Item 7 of the Form 10-K for additional information. Additionally, distribution and transmission expenses increased $4 million due to increases in labor expenses and vegetation management.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(3.8)	$(17)	(7.5)

In the second quarter 2012, income taxes were $126 million compared to $131 million for the corresponding period in 2011. For year-to-date 2012, income taxes were $210 million compared to $227 million for the corresponding period in 2011. The decreases for the second quarter and year-to-date 2012 were primarily due to lower pre-tax earnings as a result of lower revenues due to milder weather and an increase in operations and maintenance expense.

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

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed in May 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

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

Alabama Power is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules. As part of the development of its compliance strategy for the MATS rule, Alabama Power has entered into agreements for the construction of baghouses to control the emissions of mercury and particulates from generating units with an aggregate capacity of 1,901 MWs. While further analysis of the MATS rule is required and the ultimate costs remain uncertain, the compliance decisions made through the second quarter 2012 have allowed Alabama Power to further develop its cost estimates for compliance with the MATS rule. As a result, estimated compliance costs for the MATS rule in the 2012 through 2014 period have been revised from up to $1.2 billion to approximately $660 million as follows:

	2012	2013	2014

	(in millions)
MATS rule	$65	$155	$440

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, Alabama Power has further developed its estimated capital expenditures and associated timing of these expenditures to comply with the proposed water and coal combustion byproducts rules, resulting in a reduction, due primarily to timing, in estimated compliance costs for 2012 through 2014. Potential incremental environmental compliance investments to comply with the proposed water and coal combustion byproducts rules have been revised from up to $630 million to approximately $175 million over the 2012 through 2014 period, based on the assumption that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule. These potential incremental environmental compliance investments are estimated as follows:

	2012	2013	2014

	(in millions)
Proposed water and coal combustion byproducts rules	$5	$10	$160

While Alabama Power’s ultimate costs of compliance with the MATS rule and the proposed water and coal combustion byproducts rules remain uncertain, Alabama Power estimates that compliance costs through 2021 (assuming that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule) will be at the low end of the $5 billion to $7 billion range provided in the Form 10-K.

Alabama Power’s ultimate compliance strategy and actual future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and Alabama Power’s fuel mix. Compliance costs may arise from retirement and replacement of existing units, installation of additional environmental controls, upgrades to the transmission system, and changing fuel sources for certain existing units. Alabama Power’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

As part of SEGCO’s environmental compliance strategy, the Board of Directors of SEGCO approved adding natural gas as the primary fuel source in 2015 for its 1,000 MWs of generating capacity and the construction of the necessary natural gas pipeline. SEGCO is jointly owned by Alabama Power and Georgia Power. The capacity of SEGCO’s units is sold to Alabama Power and Georgia Power through a PPA. See Note 4 to the financial statements of Alabama Power in Item 8 of the Form 10-K for additional information. The impact of SEGCO’s ultimate compliance strategy on the PPA costs cannot be determined at this time; however, if such costs cannot continue to be recovered through retail rates, they could have a material impact on Alabama Power’s financial statements.

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information on the eight-hour ozone and fine particulate matter air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. None of the areas within Alabama Power’s service territory were designated as nonattainment areas.

On June 14, 2012, the EPA proposed a rule that would increase the stringency of the fine particulate matter national ambient air quality standards. If adopted, the proposed standards could result in the designation of new nonattainment areas within Alabama Power’s service territory. As part of a related settlement, the EPA has agreed to finalize the proposed rule by December 14, 2012. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, including Alabama Power, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Water Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Alabama Power in Item 7 of the Form 10-K for additional information on the proposed rules regarding certain cooling water intake structures. The EPA has entered into an amended settlement agreement to extend the deadline for issuing a final rule until June 27, 2013. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Alabama Power in Item 7 of the Form 10-K for additional information. Environmental groups and other parties have filed lawsuits in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts. The ultimate outcome of these matters cannot be determined at this time.

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

On June 26, 2012, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit unanimously rejected all challenges to four of the EPA’s actions relating to the greenhouse gas permitting programs under the Clean Air Act. These rules may impact the amount of time it takes to obtain prevention of significant deterioration permits for new generation and major modifications to existing generating units and the requirements ultimately imposed by those permits. The ultimate impact of these rules cannot be determined at this time and will depend on the outcome of any other legal challenges.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSC Matters

Rate CNP

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments – Rate CNP” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Rate CNP” in Item 8 of the Form 10-K for additional information regarding Alabama Power’s recovery of retail costs through Rate Certificated New Plant Power Purchase Agreement (Rate CNP) and Rate CNP Environmental. Alabama Power’s under recovered Rate CNP balance as of June 30, 2012 was $2 million as compared to $6 million at December 31, 2011. Alabama Power’s under recovered Rate CNP Environmental balance as of June 30, 2012 was $26 million as compared to $11 million at December 31, 2011. These under recovered balances at June 30, 2012 are included in deferred under recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheet herein. For Rate CNP, this classification is based on an estimate, which includes such factors as purchased power capacity and energy demand. For Rate CNP Environmental, this classification is based on an estimate, which includes such factors as costs to comply with environmental mandates and energy demand. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered retail costs.

Retail Fuel Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of June 30, 2012 totaled $16 million as compared to $31 million at December 31, 2011. These under recovered fuel costs at June 30, 2012 are included in under recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheet herein. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered fuel costs.

Natural Disaster Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Reserve” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Reserve” in Item 8 of the Form 10-K for additional information regarding natural disaster cost recovery. At June 30, 2012, the NDR had an accumulated balance of $105 million, which is included in Alabama Power’s Condensed Balance Sheet herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in Alabama Power’s Condensed Statement of Income herein.

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

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Matters

Alabama Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Alabama Power’s financial statements.

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Other Matters” of Alabama Power in Item 7 of the Form 10-K for additional information regarding the earthquake and tsunami that struck Japan in March 2011. On March 12, 2012, the NRC issued three orders and a request for information based on the NRC task force report recommendations that included, among other items, additional mitigation strategies for beyond-design-basis events, enhanced spent fuel pool instrumentation capabilities, hardened vents for certain classes of containment structures, site specific evaluations for seismic and flooding hazards, and various plant evaluations to ensure adequate coping capabilities during station blackout and other conditions. The staff of the NRC expects to issue additional implementation guidance by the end of August 2012. The final form and the resulting impact of any changes to safety requirements for nuclear reactors will be dependent on further review and action by the NRC and cannot be determined at this time. See RISK FACTORS of Alabama Power in Item 1A of the Form 10-K for a discussion of certain risks associated with the operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.

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

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Overview” of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power’s financial condition remained stable at June 30, 2012. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $481 million for the first six months of 2012, a decrease of $338 million as compared to the first six months of 2011. The decrease in cash provided from operating activities was primarily due to an increase in fossil fuel stock, a decrease in deferred income taxes, and the timing of income tax payments and refunds associated with bonus depreciation. Net cash used for investing activities totaled $464 million for the first six months of 2012 primarily due to gross property additions related to nuclear fuel and transmission, distribution, and steam generating equipment. Net cash used for financing activities totaled $283 million for the first six months of 2012. This was primarily due to the payment of common stock dividends. Fluctuations in cash flow from financing activities vary year to year based on capital needs and the maturity or redemption of securities.

Significant balance sheet changes for the first six months of 2012 include increases of $125 million in fossil fuel stock, at average cost, $116 million in property, plant, and equipment associated with routine property additions and nuclear fuel, $67 million in accrued income taxes, and $61 million in prepaid expenses and decreases of $266 million in cash and cash equivalents and $126 million in other accounts payable.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental regulations, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $500 million will be required through June 30, 2013 to fund maturities of long-term debt.

See FUTURE EARNINGS POTENTIAL – “Environmental Statutes and Regulations – General” herein for a description of the Alabama Power’s estimated capital expenditures to comply with the MATS rule and proposed water and coal combustion byproducts rules.

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

At June 30, 2012, Alabama Power had approximately $78 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2012, including expiration dates, were as follows:

Expires					Executable Term Loans		Due Within One Year(a)

2012	2013	2014 and Beyond	Total	Unused	One Year	Two Years	Term Out	No Term Out

(in millions)			(in millions)		(in millions)		(in millions)
$37	$101	$1,150	$1,288	$1,288	$51	$—	$51	$52

(a)	Reflects facilities expiring on or before June 30, 2013.

See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of Alabama Power. Alabama Power is currently in compliance with all such covenants. Alabama Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Alabama Power’s commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2012 was approximately $793 million.

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

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)		(in millions)
June 30, 2012:
Commercial paper	$—	— %	$22	0.2%	$57

(a)	Average and maximum amounts are based upon daily balances during the period.

Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

Credit Rating Risk

Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At June 30, 2012, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $311 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power’s ability to access capital markets, particularly the short-term debt market.

Market Price Risk

Alabama Power’s market risk exposure relative to interest rate changes for the second quarter 2012 has not changed materially compared to the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness remains at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

Due to cost-based rate regulation and other various cost recovery mechanisms, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As such, Alabama Power had no material change in market risk exposure for the second quarter 2012 when compared with the December 31, 2011 reporting period.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(53)	$(48)
Contracts realized or settled	16	30
Current period changes(a)	5	(14)

Contracts outstanding at the end of the period, assets (liabilities), net	$(32)	$(32)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value
	(in millions)
Natural gas swaps	$16	$14
Natural gas options	5	2
Other energy-related derivatives	—	—

Total changes	$21	$16

The net hedge volumes of energy-related derivative contracts were as follows:

	June 30, 2012	March 31, 2012	December 31, 2011

	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	32	27	30
Commodity – Natural gas options	11	10	9

Total hedge volume	43	37	39

The weighted average swap contract cost above market prices was approximately $0.93 per mmBtu as of June 30, 2012, $1.72 per mmBtu as of March 31, 2012, and $1.45 per mmBtu as of December 31, 2011. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. A majority of the natural gas hedge gains and losses is recovered through Alabama Power’s retail fuel cost recovery clause.

Regulatory hedges relate to Alabama Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Alabama Power’s fuel cost recovery clause.

Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2012 and 2011 for energy-related derivative contracts that are not hedges were not material.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2012 were as follows:

	June 30, 2012 Fair Value Measurements

	Total Fair Value	Maturity
		Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(32)	(25)	(7)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(32)	$(25)	$(7)	$—

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Alabama Power. Regulations to implement the Dodd-Frank Act will impose additional requirements on the use of over-the-counter derivatives for both Alabama Power and its derivative counterparties, which could affect both the use and cost of over-the-counter derivatives. Although all relevant regulations have not been finalized, Alabama Power does not expect the impact of these rules to be material.

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

In April 2012, Alabama Power redeemed $250 million aggregate principal amount of its Series 2007B 5.875% Senior Notes due April 1, 2047.

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,857	$2,070	$3,451	$3,885
Wholesale revenues, non-affiliates	75	97	141	180
Wholesale revenues, affiliates	6	16	9	27
Other revenues	82	82	164	162

Total operating revenues	2,020	2,265	3,765	4,254

Operating Expenses:
Fuel	572	784	1,012	1,461
Purchased power, non-affiliates	94	96	187	170
Purchased power, affiliates	129	157	288	320
Other operations and maintenance	411	419	845	841
Depreciation and amortization	185	178	373	351
Taxes other than income taxes	94	94	181	181

Total operating expenses	1,485	1,728	2,886	3,324

Operating Income	535	537	879	930
Other Income and (Expense):
Allowance for equity funds used during construction	13	22	26	47
Interest expense, net of amounts capitalized	(90)	(71)	(181)	(167)
Other income (expense), net	(6)	(5)	(9)	(6)

Total other income and (expense)	(83)	(54)	(164)	(126)

Earnings Before Income Taxes	452	483	715	804
Income taxes	152	169	244	280

Net Income	300	314	471	524
Dividends on Preferred and Preference Stock	5	5	9	9

Net Income After Dividends on Preferred and Preference Stock	$295	$309	$462	$515

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Net Income After Dividends on Preferred and Preference Stock	$295	$309	$462	$515
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $1 and $1, respectively	—	—	1	1

Total other comprehensive income (loss)	—	—	1	1

Comprehensive Income	$295	$309	$463	$516

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
	(in millions)
Operating Activities:
Net income	$471	$524
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	458	426
Deferred income taxes	128	189
Allowance for equity funds used during construction	(26)	(47)
Retail fuel cost over recovery—long-term	44	—
Deferred expenses	26	33
Other, net	(3)	(73)
Changes in certain current assets and liabilities —
-Receivables	19	(100)
-Fossil fuel stock	(147)	55
-Prepaid income taxes	13	77
-Other current assets	8	(14)
-Accounts payable	(37)	60
-Accrued taxes	(77)	(123)
-Accrued compensation	(60)	(42)
-Retail fuel cost over recovery—short-term	55	—
-Other current liabilities	43	46

Net cash provided from operating activities	915	1,011

Investing Activities:
Property additions	(812)	(931)
Investment of restricted cash	(234)	—
Distribution of restricted cash	49	—
Nuclear decommissioning trust fund purchases	(488)	(1,152)
Nuclear decommissioning trust fund sales	486	1,149
Cost of removal, net of salvage	(34)	(9)
Change in construction payables, net of joint owner portion	(161)	34
Other investing activities	(14)	(12)

Net cash used for investing activities	(1,208)	(921)

Financing Activities:
Decrease in notes payable, net	(513)	(253)
Proceeds —
Capital contributions from parent company	18	183
Pollution control revenue bonds issuances	234	250
Senior notes issuances	1,500	550
Other long-term debt issuances	—	250
Redemptions —
Pollution control revenue bonds	(49)	(197)
Senior notes	—	(101)
Other long-term debt	(250)	(300)
Payment of preferred and preference stock dividends	(9)	(9)
Payment of common stock dividends	(454)	(448)
Other financing activities	(9)	(2)

Net cash provided from (used for) financing activities	468	(77)

Net Change in Cash and Cash Equivalents	175	13
Cash and Cash Equivalents at Beginning of Period	13	8

Cash and Cash Equivalents at End of Period	$188	$21

Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $11 and $17 capitalized for 2012 and 2011, respectively)	$156	$177
Income taxes, net	44	(15)
Noncash transactions—accrued property additions at end of period	234	299

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2012	At December 31, 2011
	(in millions)
Current Assets:
Cash and cash equivalents	$188	$13
Restricted cash and cash equivalents	185	—
Receivables —
Customer accounts receivable	596	571
Unbilled revenues	244	172
Under recovered regulatory clause revenues	—	137
Joint owner accounts receivable	45	87
Other accounts and notes receivable	98	61
Affiliated companies	55	26
Accumulated provision for uncollectible accounts	(12)	(13)
Fossil fuel stock, at average cost	870	723
Materials and supplies, at average cost	391	406
Vacation pay	84	82
Prepaid income taxes	140	71
Other regulatory assets, current	93	108
Other current assets	81	106

Total current assets	3,058	2,550

Property, Plant, and Equipment:
In service	28,549	27,804
Less accumulated provision for depreciation	10,395	10,296

Plant in service, net of depreciation	18,154	17,508
Other utility plant, net	53	55
Nuclear fuel, at amortized cost	460	443
Construction work in progress	3,055	3,274

Total property, plant, and equipment	21,722	21,280

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	61	63
Nuclear decommissioning trusts, at fair value	665	667
Miscellaneous property and investments	44	44

Total other property and investments	770	774

Deferred Charges and Other Assets:
Deferred charges related to income taxes	757	756
Other regulatory assets, deferred	1,550	1,604
Other deferred charges and assets	221	187

Total deferred charges and other assets	2,528	2,547

Total Assets	$28,078	$27,151

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At June 30, 2012	At December 31, 2011
	(in millions)
Current Liabilities:
Securities due within one year	$1,340	$455
Notes payable	2	515
Accounts payable —
Affiliated	357	337
Other	451	686
Customer deposits	227	213
Accrued taxes —
Accrued income taxes	110	36
Other accrued taxes	175	304
Accrued interest	108	92
Accrued vacation pay	60	60
Accrued compensation	67	125
Liabilities from risk management activities	52	68
Other regulatory liabilities, current	79	65
Nuclear decommissioning trust securities lending collateral	8	32
Other current liabilities	197	153

Total current liabilities	3,233	3,141

Long-term Debt	8,570	8,018

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,608	4,388
Deferred credits related to income taxes	118	122
Accumulated deferred investment tax credits	214	220
Employee benefit obligations	892	905
Asset retirement obligations	759	734
Other cost of removal obligations	97	110
Other deferred credits and liabilities	255	224

Total deferred credits and other liabilities	6,943	6,703

Total Liabilities	18,746	17,862

Preferred Stock	45	45

Preference Stock	221	221

Common Stockholder’s Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	5,557	5,522
Retained earnings	3,119	3,112
Accumulated other comprehensive loss	(8)	(9)

Total common stockholder’s equity	9,066	9,023

Total Liabilities and Stockholder’s Equity	$28,078	$27,151

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2012 vs. SECOND QUARTER 2011

AND

YEAR-TO-DATE 2012 vs. YEAR-TO-DATE 2011

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

RESULTS OF OPERATIONS

Net Income

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(14)	(4.5)	$(53)	(10.3)

Georgia Power’s net income after dividends on preferred and preference stock for the second quarter 2012 was $295 million compared to $309 million for the corresponding period in 2011. Georgia Power’s net income after dividends on preferred and preference stock for year-to-date 2012 was $462 million compared to $515 million for the corresponding period in 2011. The decreases were primarily due to decreases in operating revenues primarily as a result of milder weather, higher depreciation, and lower AFUDC, partially offset by lower income taxes and an increase related to retail revenue rate effects. The decreases were also due to lower interest expense in 2011 resulting from the settlement of litigation with the Georgia Department of Revenue (DOR), partially offset by a reduction in 2012 related to the conclusion of certain state and federal income tax audits.

Retail Revenues

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(213)	(10.3)	$(434)	(11.2)

In the second quarter 2012, retail revenues were $1.86 billion compared to $2.07 billion for the corresponding period in 2011. For year-to-date 2012, retail revenues were $3.45 billion compared to $3.89 billion for the corresponding period in 2011.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the change to retail revenues were as follows:

	Second Quarter 2012		Year-to-Date 2012

	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$ 2,070		$3,885
Estimated change in —
Rates and pricing	25	1.2	48	1.2
Sales growth (decline)	3	0.1	(5)	(0.1)
Weather	(43)	(2.1)	(93)	(2.4)
Fuel cost recovery	(198)	(9.5)	(384)	(9.9)

Retail — current year	$ 1,857	(10.3)%	$ 3,451	(11.2)%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 due to base tariff increases effective April 1, 2012 related to placing Plant McDonough-Atkinson Units 4 and 5 in service, the NCCR and demand-side management tariff increases effective January 1, 2012, as approved by the Georgia PSC, and the rate pricing effect of decreased customer usage. These increases were partially offset by lower contributions from market-driven rates from commercial and industrial customers.

Revenues attributable to changes in sales remained flat in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011. Weather-adjusted residential KWH sales increased 0.8%, weather-adjusted commercial KWH sales increased 1.0%, and weather-adjusted industrial KWH sales decreased 1.1% in the second quarter 2012 when compared to the corresponding period in 2011. Weather-adjusted residential KWH sales increased 0.4%, weather-adjusted commercial KWH sales decreased 0.6%, and weather-adjusted industrial KWH sales decreased 0.6% year-to-date 2012 when compared to the corresponding period in 2011. The increase in residential sales is primarily due to customer growth. The economy continues to impact commercial and industrial sales.

Revenues resulting from changes in weather decreased in the second quarter 2012 when compared to the corresponding period in 2011 due to milder weather. Revenues resulting from changes in weather decreased year-to-date 2012 when compared to the corresponding period in 2011 as a result of milder weather in 2012 and cold weather in January 2011.

Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased $198 million and $384 million in the second quarter and year-to-date 2012, respectively, when compared to the corresponding periods in 2011 due to decreased KWH energy sales and lower costs primarily due to lower natural gas prices.

Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. Georgia Power implemented reduced fuel rates effective June 1, 2012. See FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” herein for additional information.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(22)	(22.7)	$(39)	(21.7)

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

In the second quarter 2012, wholesale revenues from non-affiliates were $75 million compared to $97 million in the corresponding period in 2011. For year-to-date 2012, wholesale revenues from non-affiliates were $141 million compared to $180 million in the corresponding period in 2011. The decreases were primarily due to 32.5% and 36.7% decreases in KWH sales in the second quarter and year-to-date 2012, respectively, due to lower demand resulting from milder weather.

Wholesale Revenues – Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(62.5)	$(18)	(66.7)

Wholesale revenues from sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.

In the second quarter 2012, wholesale revenues from affiliates were $6 million compared to $16 million in the corresponding period in 2011. For year-to-date 2012, wholesale revenues from affiliates were $9 million compared to $27 million in the corresponding period in 2011. The decreases were primarily due to 43.6% and 48.9% decreases in KWH sales in the second quarter and year-to-date 2012, respectively, due to lower demand resulting from milder weather and the availability of market energy at a lower cost than Georgia Power-owned generation.

Fuel and Purchased Power Expenses

	Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(212)	(27.0)	$(449)	(30.7)
Purchased power — non-affiliates	(2)	(2.1)	17	10.0
Purchased power — affiliates	(28)	(17.8)	(32)	(10.0)

Total fuel and purchased power expenses	$(242)		$(464)

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter 2012, total fuel and purchased power expenses were $795 million compared to $1.04 billion in the corresponding period in 2011. For year-to-date 2012, total fuel and purchased power expenses were $1.49 billion compared to $1.95 billion for the corresponding period in 2011. The decreases were primarily due to the lower cost of natural gas used for generation and lower demand related to milder weather in 2012.

Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL – “PSC Matters — Fuel Cost Recovery” herein for additional information.

Details of Georgia Power’s generation and purchased power were as follows:

	Second Quarter 2012	Second Quarter 2011	Year-to-Date 2012	Year-to-Date 2011

Total generation (billions of KWHs)	16	18	29	34
Total purchased power (billions of KWHs)	7	6	15	12

Sources of generation (percent) —
Coal	44	67	43	65
Nuclear	26	20	28	22
Gas	29	11	28	11
Hydro	1	2	1	2

Cost of fuel, generated (cents per net KWH) —
Coal	5.00	4.70	4.86	4.72
Nuclear	0.84	0.80	0.85	0.74
Gas	2.71	5.39	2.90	4.88

Average cost of fuel, generated (cents per net KWH)	3.25	3.97	3.18	3.85
Average cost of purchased power (cents per net KWH)(a)	4.24	5.79	4.03	5.68

(a)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.

Fuel

In the second quarter 2012, fuel expense was $572 million compared to $784 million in the corresponding period in 2011. The decrease was due to a 9.6% decrease of KWHs generated as a result of lower KWH demand and an 18.1% decrease in the average cost of fuel per KWH generated primarily due to lower natural gas prices.

For year-to-date 2012, fuel expense was $1.01 billion compared to $1.46 billion in the corresponding period in 2011. The decrease was primarily due to a 15.6% decrease of KWHs generated as a result of lower KWH demand and a 17.4% decrease in the average cost of fuel per KWH generated primarily due to lower natural gas prices.

Purchased Power – Non-Affiliates

In the second quarter 2012, purchased power expense from non-affiliates was $94 million compared to $96 million in the corresponding period in 2011. The decrease was immaterial.

For year-to-date 2012, purchased power expense from non-affiliates was $187 million compared to $170 million in the corresponding period in 2011. The increase was due to an 84.4% increase in KWHs purchased as the market cost of available energy was lower than the additional Georgia Power-owned generation available, partially offset by a decrease of 40.8% in the average cost per KWH purchased primarily due to lower natural gas prices.

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

Purchased Power – Affiliates

In the second quarter 2012, purchased power expense from affiliates was $129 million compared to $157 million in the corresponding period in 2011. The decrease was due to a 25.3% decrease in the average cost per KWH purchased, reflecting lower natural gas prices.

For year-to-date 2012, purchased power expense from affiliates was $288 million compared to $320 million in the corresponding period in 2011. The decrease was due to a 28.3% decrease in the average cost per KWH purchased, reflecting lower natural gas prices, partially offset by a 12.6% increase in the volume of KWHs purchased as the cost of the available energy was lower than the Georgia Power-owned generation.

Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.

Other Operations and Maintenance Expenses

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(1.9)	$4	0.5

In the second quarter 2012, other operations and maintenance expenses were $411 million compared to $419 million in the corresponding period in 2011. The decrease was primarily due to a $9 million decrease in fossil generation expense due to a decrease in KWHs generated as a result of lower demand due to milder weather, a $5 million decrease in nuclear generation expense related to a nuclear fuel disposal settlement, and a $7 million decrease in uncollectible accounts expense, partially offset by a $10 million increase in employee pension expense and a $6 million increase in demand-side management program costs. See Note (B) under “Nuclear Fuel Disposal Cost Litigation” and Note (F) to the Condensed Financial Statements herein for additional information.

For year-to-date 2012, other operations and maintenance expenses were $845 million compared to $841 million in the corresponding period in 2011. The increase was primarily due to a $20 million increase in employee pension expense and an $11 million increase in demand-side management program costs, partially offset by a $19 million decrease in fossil generation expense due to a decrease in KWHs generated as a result of lower demand due to milder weather and a $10 million decrease in uncollectible accounts expense. The decrease in fossil generation was also due to outage timing and scope of outage work performed in the first quarter 2012. See Note (F) to the Condensed Financial Statements herein for additional information.

Depreciation and Amortization

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$7	3.9	$22	6.3

In the second quarter 2012, depreciation and amortization was $185 million compared to $178 million in the corresponding period in 2011. For year-to-date 2012, depreciation and amortization was $373 million compared to $351 million in the corresponding period in 2011. The increases were primarily due to increases of $14 million and $27 million in depreciation in the second quarter and year-to-date 2012, respectively, on additional plant in service related to

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

new generation at Plant McDonough-Atkinson Units 4 and 5, partially offset by $9 million in amortization of the regulatory liability for state income tax credits beginning April 1, 2012, as authorized by the Georgia PSC. See Note 3 to the financial statements of Georgia Power under “Construction — Other Construction” in Item 8 of the Form 10-K for additional information.

Allowance for Equity Funds Used During Construction

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(40.9)	$(21)	(44.7)

In the second quarter 2012, AFUDC equity was $13 million compared to $22 million in the corresponding period in 2011. For year-to-date 2012, AFUDC equity was $26 million compared to $47 million in the corresponding period in 2011. The decreases were primarily due to the completion of Plant McDonough-Atkinson Units 4 and 5 in December 2011 and April 2012, respectively.

Interest Expense, Net of Amounts Capitalized

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$19	26.8	$14	8.4

In the second quarter 2012, interest expense, net of amounts capitalized was $90 million compared to $71 million in the corresponding period in 2011. For year-to-date 2012, interest expense, net of amounts capitalized was $181 million compared to $167 million in the corresponding period in 2011. The increases were primarily due to a $23 million reduction in interest expense in 2011 resulting from the settlement of litigation with the Georgia DOR, partially offset by a $9 million reduction in 2012 related to the conclusion of certain state and federal income tax audits.

Income Taxes

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(17)	(10.1)	$(36)	(12.9)

In the second quarter 2012, income taxes were $152 million compared to $169 million in the corresponding period in 2011. For year-to-date 2012, income taxes were $244 million compared to $280 million in the corresponding period in 2011. The decreases were primarily due to lower pre-tax earnings and state income tax credits, partially offset by decreases in non-taxable AFUDC equity. See Note (G) to the Condensed Financial Statements under “Unrecognized Tax Benefits” herein for additional information.

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

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “Environmental Matters — New Source Review Actions” herein for additional information. The case against Georgia Power was administratively closed in 2001 and has not been reopened. The ultimate outcome of this matter cannot be determined at this time.

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Climate Change Litigation — Hurricane Katrina Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters — Climate Change Litigation — Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed in May 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

Environmental Statutes and Regulations

General

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — General” of Georgia Power in Item 7 of the Form 10-K for information regarding Georgia Power’s estimated base level capital expenditures to comply with existing statutes and regulations for 2012 through 2014, as well as Georgia Power’s preliminary estimates for potential incremental environmental compliance investments associated with complying with the EPA’s final Mercury and Air Toxics Standards (MATS) rule (formerly referred to as the Utility Maximum Achievable Control Technology rule) and the EPA’s proposed water and coal combustion byproducts rules.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules. As part of the development of its compliance strategy for the MATS rule, Georgia Power has entered into agreements for the construction of baghouses to control the emissions of mercury and particulates from certain generating units. While further analysis of the MATS rule is required and the ultimate costs remain uncertain, the compliance decisions made through the second quarter 2012 have allowed Georgia Power to further develop its cost estimates for compliance with the MATS rule. As a result, estimated compliance costs for the MATS rule in the 2012 through 2014 period (in addition to $237 million included in base environmental capital disclosed in the Form 10-K) have been revised from up to $320 million to approximately $440 million as follows:

	2012	2013	2014

		(in millions)
MATS rule	$—	$—	$440

In addition, Georgia Power has further developed its estimated capital expenditures and associated timing of these expenditures to comply with the proposed water and coal combustion byproducts rules, resulting in a reduction, due primarily to timing, in estimated compliance costs for 2012 through 2014. Potential incremental environmental compliance investments to comply with the proposed water and coal combustion byproducts rules have been revised from up to $640 million to approximately $250 million over the 2012 through 2014 period, based on the assumption that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule. These potential incremental environmental compliance investments are estimated as follows:

	2012	2013	2014

		(in millions)
Proposed water and coal combustion byproducts rules	$5	$55	$190

While Georgia Power’s ultimate costs of compliance with the MATS rule and the proposed water and coal combustion byproducts rules remain uncertain, Georgia Power estimates that compliance costs through 2021 (assuming that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule) will be at the low end of the $5 billion to $7 billion range provided in the Form 10-K.

Georgia Power’s ultimate compliance strategy and actual future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and Georgia Power’s fuel mix. Compliance costs may arise from retirement and replacement of existing units, installation of additional environmental controls, upgrades to the transmission system, and changing fuel sources for certain existing units. Georgia Power’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

As part of SEGCO’s environmental compliance strategy, the Board of Directors of SEGCO approved adding natural gas as the primary fuel source in 2015 for its 1,000 MWs of generating capacity and the construction of the necessary natural gas pipeline. SEGCO is jointly owned by Georgia Power and Alabama Power. The capacity of SEGCO’s units is sold to Georgia Power and Alabama Power through a PPA. See Note 4 to the financial statements of Georgia Power in Item 8 of the Form 10-K for additional information. The impact of SEGCO’s ultimate compliance strategy on the PPA costs cannot be determined at this time; however, if such costs cannot continue to be recovered through retail rates, they could have a material impact on Georgia Power’s financial statements.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information on the eight-hour ozone and fine particulate matter air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. The only area within Georgia Power’s service territory designated as a nonattainment area was a 15-county area within metropolitan Atlanta. The potential impact of the revised standard and nonattainment designation will depend on further evaluation and implementation by the Georgia Environmental Protection Division and cannot be determined at this time.

On June 14, 2012, the EPA proposed a rule that would increase the stringency of the fine particulate matter national ambient air quality standards. If adopted, the proposed standards could result in the designation of new nonattainment areas within Georgia Power’s service territory. As part of a related settlement, the EPA has agreed to finalize the proposed rule by December 14, 2012. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, including Georgia Power, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Water Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Georgia Power in Item 7 of the Form 10-K for additional information on the proposed rules regarding certain cooling water intake structures. The EPA has entered into an amended settlement agreement to extend the deadline for issuing a final rule until June 27, 2013. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Georgia Power in Item 7 of the Form 10-K for additional information. Environmental groups and other parties have filed lawsuits in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts. The ultimate outcome of these matters cannot be determined at this time.

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

On June 26, 2012, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit unanimously rejected all challenges to four of the EPA’s actions relating to the greenhouse gas permitting programs under the Clean Air Act. These rules may impact the amount of time it takes to obtain prevention of significant deterioration permits for new generation and major modifications to existing generating units and the requirements ultimately imposed by those permits. The ultimate impact of these rules cannot be determined at this time and will depend on the outcome of any other legal challenges.

PSC Matters

Fuel Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

On June 21, 2012, the Georgia PSC approved a decrease in Georgia Power’s fuel cost recovery rates of 19%, which reduced annual billings by $567 million effective June 1, 2012. The decrease in fuel costs resulted from lower natural gas prices as a result of increased natural gas supplies.

Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow. See Note (B) to the Condensed Financial Statements under “Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery” herein for additional information.

2011 Integrated Resource Plan Update

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality,” “ – Water Quality,” and “ – Coal Combustion Byproducts” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” and “ – 2011 Integrated Resource Plan Update” in Item 8 of the Form 10-K for additional information regarding proposed and final EPA rules and regulations, including the MATS rule for coal- and oil-fired electric utility steam generating units, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia’s Multi-Pollutant Rule; Georgia Power’s analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; the 2010 ARP; and the 2011 IRP Update.

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

On February 16, 2012, a group of petitioners who had intervened in the NRC’s combined construction and operating licenses (COLs) proceedings for Plant Vogtle Units 3 and 4 filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review and a stay of the NRC’s issuance of the COLs. In addition, on February 16, 2012, another group of petitioners filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the NRC’s certification of the Westinghouse Design Certification Document, as amended (DCD). On April 3, 2012, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion filed by these two groups of petitioners to consolidate their challenges. On April 18, 2012, another group of petitioners filed a motion to stay the effectiveness of the order issuing the COLs for Plant Vogtle Units 3 and 4 with the U.S. District Court for the District of Columbia. On July 11, 2012, the U.S. Court of Appeals for the District of Columbia Circuit denied the petitioners’ motion to stay the effectiveness of the COLs. Georgia Power has intervened in and intends to vigorously contest these petitions.

In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4. In addition, the Georgia PSC voted to approve inclusion of the related CWIP accounts in rate base. Also in 2009, the Governor of the State of Georgia signed into law the Georgia Nuclear Energy Financing Act that allows Georgia Power to recover financing costs for nuclear construction projects by including the related CWIP accounts in rate base during the construction period. With respect to Plant Vogtle Units 3 and 4, this legislation allows Georgia Power to recover projected financing costs of approximately $1.7 billion during the construction period beginning in 2011, which reduces the projected in-service cost to approximately $4.4 billion. The Georgia PSC has ordered Georgia Power to report against this total certified cost of approximately $6.1 billion. In addition, in December 2010, the Georgia PSC approved Georgia Power’s NCCR tariff. The NCCR tariff became effective January 1, 2011 and adjustments are filed with the Georgia PSC on November 1 of each year to become effective on January 1 of the following year. Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

31, 2015, in addition to the ongoing financing costs. At June 30, 2012, approximately $64 million of these 2009 and 2010 costs remained in CWIP.

Georgia Power, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Owners) and Westinghouse and Stone & Webster, Inc. (collectively, Contractor) have established both informal and formal dispute resolution procedures in accordance with the engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle entered into by the parties (Vogtle 3 and 4 Agreement) in order to resolve issues arising during the course of constructing a project of this magnitude. The Contractor and Georgia Power (on behalf of the Owners) have successfully initiated both formal and informal claims through these procedures, including ongoing claims, to resolve disputes. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and Georgia Power (on behalf of the Owners) are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

During the course of construction activities, issues have arisen that may impact the project budget and schedule. The most significant issues relate to costs associated with design changes to the DCD and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the COLs by the NRC. The Owners and the Contractor have begun negotiations regarding these issues, including the assertion by the Contractor that the Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Through correspondence sent to the Owners, the Contractor has provided its proposed adjustment to the contract price and has initiated the formal dispute resolution process. The Contractor’s estimated adjustment attributable to Georgia Power (based on Georgia Power’s ownership interest regarding these issues) is approximately $425 million (in 2008 dollars) with respect to these issues. Georgia Power has not agreed with the amount of these proposed adjustments or that the Owners have responsibility for any costs related to these issues. While the formal dispute resolution process has been initiated, Georgia Power expects negotiations with the Contractor to continue over the next several months with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions. Georgia Power intends to vigorously defend its positions. If these costs ultimately are imposed upon the Owners, Georgia Power would seek an amendment to the certified cost of Plant Vogtle Units 3 and 4, if necessary. In connection with these negotiations, the Owners are evaluating whether maintaining the currently scheduled commercial operation dates of 2016 and 2017 remains in the best interest of their customers. Additional claims by the Contractor or Georgia Power (on behalf of the Owners) are expected to arise throughout the construction of Plant Vogtle Units 3 and 4.

In addition, there are processes in place to assure compliance with the design requirements specified in the DCD and the COLs, including rigorous inspection by Southern Nuclear and the NRC that occurs throughout construction. During a routine inspection in April 2012, the NRC identified that certain details of the rebar construction in the Plant Vogtle Unit 3 nuclear island were not consistent with the DCD. In May 2012, Southern Nuclear received an official notice of violation relating to these findings from the NRC. The design changes were determined to have minimal safety significance and, on August 1, 2012, Southern Nuclear filed a license amendment request with the NRC to clarify that the nuclear island concrete and rebar construction will conform to NRC requirements. Various inspection and other issues are expected to arise from time to time as construction proceeds, which may result in additional license amendments or require other resolution.

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

Plant McDonough Unit 1 was retired on February 29, 2012. Georgia Power placed Plant McDonough-Atkinson Unit 5 into service on April 26, 2012. Plant McDonough-Atkinson Unit 6 is scheduled to be placed into service in November 2012.

Other Matters

Georgia Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Georgia Power’s financial statements.

See the Notes to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Other Matters” of Georgia Power in Item 7 of the Form 10-K for additional information regarding the earthquake and tsunami that struck Japan in March 2011. On March 12, 2012, the NRC issued three orders and a request for information based on the NRC task force report recommendations that included, among other items, additional mitigation strategies for beyond-design-basis events, enhanced spent fuel pool instrumentation capabilities, hardened vents for certain classes of containment structures, including the one in use at Plant Hatch, site specific evaluations for seismic and flooding hazards, and various plant evaluations to ensure adequate coping capabilities during station blackout and other conditions. The staff of the NRC expects to issue additional implementation guidance by the end of August 2012. The final form and the resulting impact of any changes to safety requirements for nuclear reactors will be dependent on further review and action by the NRC and cannot be determined at this time. See RISK FACTORS of Georgia Power in Item 1A of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Overview” of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power’s financial condition remained stable at June 30, 2012. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $915 million for the first six months of 2012 compared to $1.01 billion for the corresponding period in 2011. The $96 million decrease was primarily due to lower retail operating revenues, higher fuel inventory additions in 2012, and lower deferred taxes due to the effect of bonus depreciation in 2011, partially offset by higher recovery of retail fuel costs. Net cash used for investing activities totaled $1.2 billion primarily due to gross property additions to utility plant together with a net increase in restricted cash of $185 million in the first six months of 2012. Net cash provided from financing activities totaled $468 million for the first six months of 2012 compared to $77 million used for financing activities in the corresponding period in 2011. The $545 million increase is primarily due to increased debt issuances in 2012.

Significant balance sheet changes for the first six months of 2012 include increases of $442 million in total property, plant, and equipment, $147 million in fossil fuel stock, $552 million in long-term debt, and $185 million in restricted cash, as well as a $236 million change in under/over recovered fuel.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $1.3 billion will be required through June 30, 2013 to fund maturities of long-term debt.

See FUTURE EARNINGS POTENTIAL – “Environmental Statutes and Regulations – General” herein for a description of Georgia Power’s estimated capital expenditures to comply with the MATS rule and proposed water and coal combustion byproducts rules.

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

In June 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future borrowings by Georgia Power related to the construction of Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed the lesser of 70% of eligible project costs, or approximately $3.46 billion, and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. In the event that the DOE does not issue a loan guarantee or Georgia Power determines that the final terms and conditions of the loan guarantee by the DOE are not in the best interest of its customers, Georgia Power expects to finance the construction of Plant Vogtle Units 3 and 4 through traditional capital markets financings. There can be no assurance that the DOE will issue loan guarantees for Georgia Power. See FUTURE EARNINGS POTENTIAL – “Construction – Nuclear” herein for more information on Plant Vogtle Units 3 and 4.

Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2012, Georgia Power had approximately $188 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2012, including expiration dates, were as follows:

Expires					Executable Term Loans		Due Within One Year(a)
2012	2013	2014 and Beyond	Total	Unused	One Year	Two Years	Term Out	No Term Out

(in millions)			(in millions)		(in millions)		(in millions)
$—	$—	$1,750	$1,750	$1,745	$—	$—	$—	$—

(a)	Reflects facilities expiring on or before June 30, 2013.

See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of Georgia Power. Georgia Power is currently in compliance with all such covenants. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Georgia Power’s commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2012 was approximately $868 million.

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

Georgia Power had no short-term debt outstanding as of June 30, 2012. Details of short-term borrowings during the period, excluding $2 million of notes payable related to other energy service contracts, were as follows:

	Short-term Debt During the Period (a)
	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)
June 30, 2012:
Commercial paper	$ 85	0.3%	$ 312
Short-term bank debt	175	1.1%	300

Total	$ 260	1.0%

(a)	Average and maximum amounts are based upon daily balances during the period.

Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk

Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and construction of new generation. The maximum potential collateral requirements under these contracts at June 30, 2012 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements

(in millions)
At BBB- and/or Baa3	$ 65
Below BBB- and/or Baa3	1,316

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

Market Price Risk

Georgia Power’s market risk exposure relative to interest rate changes for the second quarter 2012 has not changed materially compared with the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

Due to cost-based rate regulation and other various cost recovery mechanisms, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases. Georgia Power continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. As such, Georgia Power had no material change in market risk exposure for the second quarter 2012 relative to fuel and electricity prices when compared with the December 31, 2011 reporting period.

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(86)	$(82)
Contracts realized or settled	26	44
Current period changes(a)	2	(20)

Contracts outstanding at the end of the period, assets (liabilities), net	$(58)	$(58)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

Fair Value
(in millions)
Natural gas swaps	$ 22	$ 26
Natural gas options	6	(2)
Other energy—related derivatives	—	—

Total changes	$ 28	$ 24

The net hedge volumes of energy-related derivative contracts were as follows:

	June 30, 2012	March 31, 2012	December 31, 2011

	mmBtu Volume
	(in millions)
Commodity—Natural gas swaps	23	25	29
Commodity—Natural gas options	73	60	44

Total hedge volume	96	85	73

The weighted average swap contract cost above market prices was approximately $1.37 per mmBtu as of June 30, 2012, $2.13 per mmBtu as of March 31, 2012, and $1.65 per mmBtu as of December 31, 2011. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. All natural gas hedge gains and losses are recovered through Georgia Power’s fuel cost recovery mechanism.

Regulatory hedges relate to Georgia Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Georgia Power’s fuel cost recovery mechanism.

Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2012 and 2011 for energy-related derivative contracts that are not hedges were not material.

Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2012 were as follows:

	June 30, 2012 Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	Years 2&3

		(in millions)
Level 1	$ —	$ —	$ —
Level 2	(58)	(40)	(18)
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$(58)	$(40)	$(18)

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Georgia Power. Regulations to implement the Dodd-Frank Act will impose additional requirements on the use of over-the-counter derivatives for both Georgia Power and its derivative counterparties, which could affect both the use and cost of over-the-counter derivatives. Although all relevant regulations have not been finalized, Georgia Power does not expect the impact of these rules to be material.

For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Georgia Power in Item 7 and Note 1 under “Financial Instruments” and Note 11 to the financial statements of Georgia Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.

Financing Activities

In January 2012, Georgia Power entered into a six-month floating rate bank loan in an aggregate amount of $100 million, bearing interest based on one-month LIBOR. The proceeds were used for general corporate purposes, including Georgia Power’s continuous construction program.

In March 2012 and May 2012, Georgia Power issued $750 million and $350 million, respectively, aggregate principal amount of Series 2012A 4.30% Senior Notes due March 15, 2042. Also in May 2012, Georgia Power issued $400 million aggregate principal amount of Series 2012B 2.85% Senior Notes due May 15, 2022. The net proceeds from the sale of the Series 2012B Senior Notes, together with the net proceeds from the sale of the Series 2012A Senior Notes, were used by Georgia Power to repay a portion of Georgia Power’s short-term debt and bank loans, for the redemption in July 2012 of $300 million aggregate principal amount of Georgia Power’s Series 2007D 6.375% Senior Notes due July 15, 2047, and for general corporate purposes, including Georgia Power’s continuous construction program.

In May 2012, the Development Authority of Monroe County issued $48.72 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2012, for the benefit of Georgia Power. The proceeds were used to redeem in June 2012 the $48.72 million aggregate principal amount of Development Authority of Monroe County Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2006.

In June 2012, the Development Authority of Burke County issued $85 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2012 and $100 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2012 for the benefit of Georgia Power. The proceeds were used to redeem in July 2012 the $85 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2005 and the $100 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2005.

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$294,878	$320,474	$533,398	$595,300
Wholesale revenues, non-affiliates	28,729	38,874	55,847	69,893
Wholesale revenues, affiliates	28,702	22,857	65,066	26,992
Other revenues	17,899	17,060	32,142	31,688

Total operating revenues	370,208	399,265	686,453	723,873

Operating Expenses:
Fuel	141,220	178,686	262,308	310,468
Purchased power, non-affiliates	12,085	10,889	23,310	17,892
Purchased power, affiliates	5,210	12,549	7,723	29,167
Other operations and maintenance	79,779	72,583	155,009	153,092
Depreciation and amortization	35,173	32,304	68,480	64,060
Taxes other than income taxes	25,276	24,867	49,060	49,763

Total operating expenses	298,743	331,878	565,890	624,442

Operating Income	71,465	67,387	120,563	99,431
Other Income and (Expense):
Allowance for equity funds used during construction	1,736	2,522	2,973	4,657
Interest income	1,809	20	1,396	34
Interest expense, net of amounts capitalized	(15,698)	(14,423)	(31,066)	(28,052)
Other income (expense), net	(697)	(447)	(1,293)	(1,010)

Total other income and (expense)	(12,850)	(12,328)	(27,990)	(24,371)

Earnings Before Income Taxes	58,615	55,059	92,573	75,060
Income taxes	22,102	20,157	33,843	26,916

Net Income	36,513	34,902	58,730	48,144
Dividends on Preference Stock	1,550	1,550	3,101	3,101

Net Income After Dividends on Preference Stock	$34,963	$33,352	$55,629	$45,043

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$34,963	$33,352	$55,629	$45,043
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $90, $90, $180 and $180, respectively	143	144	286	287

Total other comprehensive income (loss)	143	144	286	287

Comprehensive Income	$35,106	$33,496	$55,915	$45,330

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$58,730	$48,144
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	71,707	67,129
Deferred income taxes	70,153	20,411
Allowance for equity funds used during construction	(2,973)	(4,657)
Pension, postretirement, and other employee benefits	2,383	(993)
Stock based compensation expense	1,044	789
Other, net	7,503	(3,496)
Changes in certain current assets and liabilities —
-Receivables	(18,580)	(33,496)
-Prepayments	1,813	1,373
-Fossil fuel stock	3,982	21,458
-Materials and supplies	(4,100)	(4,088)
-Prepaid income taxes	(3,566)	35,287
-Other current assets	—	23
-Accounts payable	(17,481)	(1,710)
-Accrued taxes	6,788	28,851
-Accrued compensation	(6,239)	(6,132)
-Over recovered regulatory clause revenues	25,099	4,027
-Other current liabilities	(1,659)	2,274

Net cash provided from operating activities	194,604	175,194

Investing Activities:
Property additions	(169,462)	(168,986)
Cost of removal, net of salvage	(14,817)	(6,616)
Change in construction payables	3,661	(31)
Payments pursuant to long-term service agreements	(4,086)	(4,162)
Other investing activities	18	222

Net cash used for investing activities	(184,686)	(179,573)

Financing Activities:
Increase in notes payable, net	5,980	1,392
Proceeds —
Common stock issued to parent	40,000	50,000
Capital contributions from parent company	954	1,014
Senior notes	100,000	125,000
Redemptions —
Senior notes	(91,363)	(352)
Other long-term debt	—	(110,000)
Payment of preference stock dividends	(3,101)	(3,101)
Payment of common stock dividends	(57,900)	(55,000)
Other financing activities	(653)	(3,679)

Net cash provided from (used for) financing activities	(6,083)	5,274

Net Change in Cash and Cash Equivalents	3,835	895
Cash and Cash Equivalents at Beginning of Period	17,328	16,434

Cash and Cash Equivalents at End of Period	$21,163	$17,329

Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $1,185 and $1,856 capitalized for 2012 and 2011, respectively)	$30,100	$26,288
Income taxes, net	(32,848)	(46,824)
Noncash transactions — accrued property additions at end of period	27,127	14,924

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2012	At December 31, 2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$21,163	$17,328
Receivables —
Customer accounts receivable	83,682	72,754
Unbilled revenues	57,575	49,921
Under recovered regulatory clause revenues	4,070	5,530
Other accounts and notes receivable	10,819	13,350
Affiliated companies	15,189	14,844
Accumulated provision for uncollectible accounts	(1,463)	(1,962)
Fossil fuel stock, at average cost	143,588	147,567
Materials and supplies, at average cost	53,881	49,781
Other regulatory assets, current	35,670	35,849
Prepaid expenses	71,492	28,327
Other current assets	1,523	2,051

Total current assets	497,189	435,340

Property, Plant, and Equipment:
In service	4,130,575	3,846,446
Less accumulated provision for depreciation	1,154,842	1,124,291

Plant in service, net of depreciation	2,975,733	2,722,155
Construction work in progress	158,639	287,173

Total property, plant, and equipment	3,134,372	3,009,328

Other Property and Investments	16,377	16,394

Deferred Charges and Other Assets:
Deferred charges related to income taxes	50,696	48,210
Other regulatory assets, deferred	332,325	323,116
Other deferred charges and assets	27,567	39,493

Total deferred charges and other assets	410,588	410,819

Total Assets	$4,058,526	$3,871,881

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At June 30, 2012	At December 31, 2011
	(in thousands)
Current Liabilities:
Notes payable	$116,907	$114,507
Accounts payable —
Affiliated	58,897	54,874
Other	50,348	63,265
Customer deposits	36,028	35,779
Accrued taxes —
Accrued income taxes	68	1,362
Other accrued taxes	20,147	12,114
Accrued interest	11,911	14,018
Accrued compensation	8,245	14,485
Other regulatory liabilities, current	56,999	35,639
Liabilities from risk management activities	20,485	22,786
Other current liabilities	23,880	22,916

Total current liabilities	403,915	391,745

Long-term Debt	1,245,567	1,235,447

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	559,600	458,978
Accumulated deferred investment tax credits	6,084	6,760
Employee benefit obligations	109,200	109,740
Other cost of removal obligations	212,981	214,598
Other regulatory liabilities, deferred	47,229	44,843
Other deferred credits and liabilities	209,965	186,824

Total deferred credits and other liabilities	1,145,059	1,021,743

Total Liabilities	2,794,541	2,648,935

Preference Stock	97,998	97,998

Common Stockholder's Equity:
Common stock, without par value—
Authorized — 20,000,000 shares
Outstanding — June 30, 2012: 4,542,717 shares
— December 31, 2011: 4,142,717 shares	393,060	353,060
Paid-in capital	545,733	542,709
Retained earnings	229,062	231,333
Accumulated other comprehensive loss	(1,868)	(2,154)

Total common stockholder’s equity	1,165,987	1,124,948

Total Liabilities and Stockholder’s Equity	$4,058,526	$3,871,881

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2012 vs. SECOND QUARTER 2011

AND

YEAR-TO-DATE 2012 vs. YEAR-TO-DATE 2011

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

On March 12, 2012, the Florida PSC approved a permanent increase in retail base rates and charges of $64 million effective April 11, 2012. The amount of the permanent increase includes the previously approved $38.5 million interim retail rate increase implemented in September 2011. The Florida PSC’s decision on the amount of the permanent increase also included a determination that none of the base rate revenues collected on an interim basis would be refunded. Gulf Power’s authorized retail ROE is a range of 9.25% to 11.25% with new retail base rates set at the midpoint retail ROE of 10.25%. In addition, the Florida PSC also approved a step increase to Gulf Power’s retail base rates and charges of $4 million to be effective in January 2013. On April 18, 2012, Gulf Power filed a motion to reconsider one aspect of the decision dealing with property acquired as a potential site for a future generating plant. On July 17, 2012, the Florida PSC denied Gulf Power’s motion and reaffirmed its earlier decision.

Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Net Income

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$1.6	4.8	$10.6	23.5

Gulf Power’s net income after dividends on preference stock for the second quarter 2012 was $35.0 million compared to $33.4 million for the corresponding period in 2011. The increase was primarily due to higher retail base revenues resulting from the retail base rate increase effective April 11, 2012, partially offset by an increase in operations and maintenance expenses in 2012 and a decrease in retail energy sales in 2012 due to a decrease in customer usage.

Gulf Power’s net income after dividends on preference stock for year-to-date 2012 was $55.6 million compared to $45.0 million for the corresponding period in 2011. The increase was primarily due to higher retail base revenues resulting from the retail base rate increase effective April 11, 2012, an increase related to retail interim revenues, and higher wholesale capacity revenues from non-affiliates in 2012. These increases were partially offset by milder weather in 2012 and a decrease in retail energy sales in 2012 due to a decrease in customer usage.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(25.6)	(8.0)	$(61.9)	(10.4)

In the second quarter 2012, retail revenues were $294.9 million compared to $320.5 million for the corresponding period in 2011. For year-to-date 2012, retail revenues were $533.4 million compared to $595.3 million for the corresponding period in 2011.

Details of the change to retail revenues were as follows:

	Second Quarter 2012		Year-to-Date 2012

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$ 320.5		$ 595.3
Estimated change in –
Rates and pricing	19.7	6.1	32.2	5.4
Sales growth (decline)	(6.5)	(2.0)	(5.3)	(0.9)
Weather	(0.3)	(0.1)	(8.6)	(1.4)
Fuel and other cost recovery	(38.5)	(12.0)	(80.2)	(13.5)

Retail – current year	$ 294.9	(8.0)%	$ 533.4	(10.4)%

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

Revenues associated with changes in rates and pricing increased in the second quarter 2012 when compared to the corresponding period in 2011 primarily due to higher retail base revenues resulting from the retail base rate increase effective April 11, 2012 and revenues associated with higher recoverable costs under Gulf Power’s energy conservation cost recovery clause. These increases were partially offset by revenues associated with lower recoverable costs under Gulf Power’s environmental cost recovery clause.

Revenues associated with changes in rates and pricing increased year-to-date 2012 when compared to the corresponding period in 2011 primarily due to higher retail base revenues resulting from the retail base rate increase effective April 11, 2012, an increase related to retail interim revenues, and revenues associated with higher recoverable costs under Gulf Power’s energy conservation cost recovery clause. These increases were partially offset by revenues associated with lower recoverable costs under Gulf Power’s environmental cost recovery clause.

Revenues attributable to changes in sales decreased in the second quarter 2012 when compared to the corresponding period in 2011. Weather-adjusted KWH energy sales to residential and commercial customers decreased primarily due to lower use per customer. KWH energy sales to industrial customers decreased 9.0% primarily due to increased customer co-generation due to the lower cost of natural gas in 2012 and changes in customer production levels.

Revenues attributable to changes in sales decreased year-to-date 2012 when compared to the corresponding period in 2011. Weather-adjusted KWH energy sales to residential and commercial customers decreased 1.8% and 1.9%, respectively, due to lower use per customer. KWH energy sales to industrial customers decreased 8.0% primarily due to increased customer co-generation due to the lower cost of natural gas in 2012 and changes in customer production levels.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues attributable to changes in weather decreased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 due to milder weather in 2012.

Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 primarily due to lower revenues associated with recoverable fuel cost for generation and purchased power energy costs in addition to fewer KWH energy sales. Fuel and other cost recovery provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and the difference between projected and actual costs and revenues related to energy conservation and environmental compliance. See FUTURE EARNINGS POTENTIAL – “PSC Matters – Cost Recovery Clauses – Fuel Cost Recovery” herein for additional information.

Wholesale Revenues – Non-Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(10.2)	(26.1)	$(14.1)	(20.1)

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

In the second quarter 2012, wholesale revenues from non-affiliates were $28.7 million compared to $38.9 million for the corresponding period in 2011. The decrease was primarily due to lower energy revenues related to a 53.0% decrease in KWH sales as a result of less energy scheduled by unit power customers.

For year-to-date 2012, wholesale revenues from non-affiliates were $55.8 million compared to $69.9 million for the corresponding period in 2011. The decrease was primarily due to lower energy revenues related to a 55.5% decrease in KWH sales as a result of less energy scheduled by unit power customers, partially offset by a 14.3% increase in capacity revenues related to higher capacity rates resulting from change-in-law contract provisions that provide for recovery of costs related to the generating resource’s compliance with new environmental requirements.

Wholesale Revenues – Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$5.8	25.6	$38.1	141.1

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

In the second quarter 2012, wholesale revenues from affiliates were $28.7 million compared to $22.9 million for the corresponding period in 2011. The increase was primarily due to higher energy revenues related to a 116.2% increase in KWH energy sales resulting from the availability of Gulf Power’s lower priced natural gas resources to serve affiliate demand.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2012, wholesale revenues from affiliates were $65.1 million compared to $27.0 million for the corresponding period in 2011. The increase was primarily due to higher energy revenues related to a 327.0% increase in KWH energy sales resulting from the availability of Gulf Power’s lower priced natural gas resources to serve affiliate demand.

Fuel and Purchased Power Expenses

	Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$ (37.5)	(21.0)	$ (48.2)	(15.5)
Purchased power – non-affiliates	1.2	11.0	5.4	30.3
Purchased power – affiliates	(7.3)	(58.5)	(21.5)	(73.5)

Total fuel and purchased power expenses	$ (43.6)		$ (64.3)

In the second quarter 2012, total fuel and purchased power expenses were $158.5 million compared to $202.1 million for the corresponding period in 2011. The decrease in fuel and purchased power expenses was primarily due to a $47.2 million decrease in the average cost of generated and purchased power and a $28.8 million decrease related to the volume of KWHs generated, partially offset by a $32.4 million increase related to the volume of KWHs purchased.

For year-to-date 2012, total fuel and purchased power expenses were $293.3 million compared to $357.6 million for the corresponding period in 2011. The decrease in fuel and purchased power expenses was primarily due to a $109.9 million decrease in the average cost of generated and purchased power and a $53.4 million decrease related to the volume of KWHs generated, partially offset by a $99.0 million increase related to the volume of KWHs purchased.

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

Details of Gulf Power’s generation and purchased power were as follows:

	Second Quarter 2012	Second Quarter 2011	Year-to-Date 2012	Year-to-Date 2011

Total generation (millions of KWHs)	2,650	3,229	4,991	6,031
Total purchased power (millions of KWHs)	1,609	947	3,360	1,395

Sources of generation (percent) –
Coal	66	72	60	70
Gas	34	28	40	30

Cost of fuel, generated (cents per net KWH) –
Coal	4.34	5.00	4.32	5.01
Gas	4.27	4.37	3.81	4.18

Average cost of fuel, generated (cents per net KWH)	4.32	4.82	4.12	4.76
Average cost of purchased power (cents per net KWH)(a)	2.74	4.89	2.61	5.05

(a)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel

In the second quarter 2012, fuel expense was $141.2 million compared to $178.7 million for the corresponding period in 2011. The decrease was primarily due to a higher utilization of lower cost natural gas-fired sources, a 2.3% decrease in the average cost of natural gas per KWH generated, and a 17.9% decrease in KWHs generated as a result of displacement of coal-fired generation by energy purchases. These decreases were partially offset by a 69.9% increase in KWHs purchased.

For year-to-date 2012, fuel expense was $262.3 million compared to $310.5 million for the corresponding period in 2011. The decrease was primarily due to a higher utilization of lower cost natural gas-fired sources, an 8.9% decrease in the average cost of natural gas per KWH generated, and a 17.3% decrease in KWHs generated as a result of displacement of coal-fired generation by energy purchases. These decreases were partially offset by a 140.8% increase in KWHs purchased.

In the second quarter and year-to-date 2012, the decrease in the average cost of fuel was a result of decreases in the average costs of natural gas and coal per KWH generated and a higher percentage of utilization of Gulf Power’s lower cost natural gas-fired generation sources.

Purchased Power – Non-Affiliates

In the second quarter 2012, purchased power expense from non-affiliates was $12.1 million compared to $10.9 million for the corresponding period in 2011. The increase was primarily due to a $1.2 million increase in energy costs resulting from a 119% increase in KWHs purchased as the cost through third party PPAs was lower than the cost of available Gulf Power-owned generation.

For year-to-date 2012, purchased power expense from non-affiliates was $23.3 million compared to $17.9 million for the corresponding period in 2011. The increase was primarily due to a $5.4 million increase in energy costs resulting from a 316% increase in KWHs purchased as the cost through third party PPAs was lower than the cost of available Gulf Power-owned generation.

In the second quarter 2012, the average cost of purchased power from non-affiliates was 2.5 cents per net KWH compared to 4.7 cents per net KWH for the corresponding period in 2011. For year-to-date 2012, the average cost of purchased power from non-affiliates was 2.4 cents per net KWH compared to 5.2 cents per net KWH for the corresponding period in 2011. The decreases were primarily the result of a decrease in the average cost of natural gas.

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation.

Purchased Power – Affiliates

In the second quarter 2012, purchased power expense from affiliates was $5.2 million compared to $12.5 million for the corresponding period in 2011. The decrease was primarily due to a 72.7% decrease in the volume of KWHs purchased.

For year-to-date 2012, purchased power expense from affiliates was $7.7 million compared to $29.2 million for the corresponding period in 2011. The decrease was primarily due to an 86.1% decrease in the volume of KWHs purchased.

In the second quarter 2012, the average cost of purchased power from affiliates was 8.7 cents per net KWH compared to 5.4 cents per net KWH for the corresponding period in 2011. For year-to-date 2012, the average cost of purchased power from affiliates was 9.9 cents per net KWH compared to 4.9 cents per net KWH for the corresponding period in 2011.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increases were primarily due to comparable total capacity costs for fewer KWHs purchased, partially offset by lower energy costs per KWHs.

Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

Other Operations and Maintenance Expenses

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$7.2	9.9	$1.9	1.3

In the second quarter 2012, other operations and maintenance expenses were $79.8 million compared to $72.6 million for the corresponding period in 2011. The increase was primarily due to increases of $3.3 million for labor and benefit-related expenses, $2.0 million in marketing programs, $1.1 million in routine and planned outage maintenance expense at generation facilities, and $1.1 million in other energy services projects. The increased expense from energy service projects did not have a material impact on earnings since it was offset by associated revenues.

For year-to-date 2012, other operations and maintenance expenses were $155.0 million compared to $153.1 million for the corresponding period in 2011. The increase was primarily due to increases of $6.7 million for labor and benefit-related expenses, $3.4 million in marketing programs, and $1.8 million in other energy services projects, partially offset by a $10.2 million decrease in routine and planned outage maintenance expense at generation facilities. The increased expense from energy service projects did not have a material impact on earnings since it was offset by associated revenues.

Depreciation and Amortization

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$2.9	8.9	$4.4	6.9

In the second quarter 2012, depreciation and amortization was $35.2 million compared to $32.3 million for the corresponding period in 2011. For year-to-date 2012, depreciation and amortization was $68.5 million compared to $64.1 million for the corresponding period in 2011. The increases were primarily due to additions of environmental control projects at generation facilities and net additions to transmission and distribution facilities.

Allowance for Equity Funds Used During Construction

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(0.8)	(31.2)	$(1.7)	(36.2)

In the second quarter 2012, AFUDC equity was $1.7 million compared to $2.5 million for the corresponding period in 2011. The decrease was primarily due to an environmental control project at Plant Crist being placed into service in the second quarter 2012.

For year-to-date 2012, AFUDC equity was $3.0 million compared to $4.7 million for the corresponding period in 2011. The decrease was primarily due to an adjustment related to deferred future generation carrying costs, partially offset by increases related to construction of environmental control projects at generating facilities.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$1.8	N/M	$1.4	N/M

N/M – Not meaningful

In the second quarter and year-to-date 2012, interest income was $1.8 million and $1.4 million, respectively. The amounts for the corresponding periods in 2011 were immaterial. The increases were primarily due to an IRS refund of interest claims for multiple tax years.

Interest Expense, Net of Amounts Capitalized

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$1.3	8.8	$3.0	10.7

In the second quarter 2012, interest expense, net of amounts capitalized was $15.7 million compared to $14.4 million for the corresponding period in 2011. For year-to-date 2012, interest expense, net of amounts capitalized was $31.1 million compared to $28.1 million for the corresponding period in 2011. The increases were primarily due to net increases in long-term debt.

Income Taxes

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$1.9	9.6	$6.9	25.7

In the second quarter 2012, income taxes were $22.1 million compared to $20.2 million for the corresponding period in 2011. The increase was primarily due to higher pre-tax earnings and a reduction in the tax benefits associated with a decrease in AFUDC equity, which is non-taxable.

For year-to-date 2012, income taxes were $33.8 million compared to $26.9 million for the corresponding period in 2011. The increase was primarily due to higher pre-tax earnings.

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

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “Environmental Matters – New Source Review Actions” herein for additional information. The case against Georgia Power (including claims related to the unit co-owned by Gulf Power) was administratively closed in 2001 and has not been reopened. The ultimate outcome of this matter cannot be determined at this time.

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed in May 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

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

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gulf Power is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules. While further analysis of the MATS rule is required and the ultimate costs remain uncertain, the compliance decisions made through the second quarter 2012 have allowed Gulf Power to further develop its cost estimates for compliance with the MATS rule. As a result, estimated compliance costs for the MATS rule in the 2012 through 2014 period have been revised from up to $375 million to up to $300 million as follows:

	2012	2013	2014

		(in millions)
MATS rule	Up to $35	Up to $85	Up to $180

In addition, Gulf Power has further developed its estimated capital expenditures and associated timing of these expenditures to comply with the proposed water and coal combustion byproducts rules, resulting in a reduction, due primarily to timing, in estimated compliance costs for 2012 through 2014. Potential incremental environmental compliance investments to comply with the proposed water and coal combustion byproducts rules have been revised from up to $105 million to up to $35 million over the 2012 through 2014 period, based on the assumption that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule. These potential incremental environmental compliance investments are estimated as follows:

	2012	2013	2014

		(in millions)
Proposed water and coal combustion byproducts rules	—	Up to $10	Up to $25

While Gulf Power’s ultimate costs of compliance with the MATS rule and the proposed water and coal combustion byproducts rules remain uncertain, Gulf Power estimates that compliance costs through 2021 (assuming that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule) could be approximately $1.6 billion. Included in this amount is approximately $400 million that is also included in the 2012 through 2014 base level capital investment of Gulf Power described in the Form 10-K in anticipation of these rules.

Gulf Power’s ultimate compliance strategy and actual future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and Gulf Power’s fuel mix. Compliance costs may arise from retirement and replacement of existing units, installation of additional environmental controls, upgrades to the transmission system, and changing fuel sources for certain existing units. Gulf Power’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information on the eight-hour ozone and fine particulate matter air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. None of the areas within Gulf Power’s service territory were designated as nonattainment areas.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 14, 2012, the EPA proposed a rule that would increase the stringency of the fine particulate matter national ambient air quality standards. If adopted, the proposed standards could result in the designation of new nonattainment areas within Gulf Power’s service territory. As part of a related settlement, the EPA has agreed to finalize the proposed rule by December 14, 2012. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, including Gulf Power, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Water Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Gulf Power in Item 7 of the Form 10-K for additional information on the proposed rules regarding certain cooling water intake structures. The EPA has entered into an amended settlement agreement to extend the deadline for issuing a final rule until June 27, 2013. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts” of Gulf Power in Item 7 of the Form 10-K for additional information. Environmental groups and other parties have filed lawsuits in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts. The ultimate outcome of these matters cannot be determined at this time.

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

On June 26, 2012, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit unanimously rejected all challenges to four of the EPA’s actions relating to the greenhouse gas permitting programs under the Clean Air Act. These rules may impact the amount of time it takes to obtain prevention of significant deterioration permits for new generation and major modifications to existing generating units and the requirements ultimately imposed by those permits. The ultimate impact of these rules cannot be determined at this time and will depend on the outcome of any other legal challenges.

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

On March 12, 2012, the Florida PSC approved a permanent increase in retail base rates and charges of $64 million effective April 11, 2012. The amount of the permanent increase includes the previously approved $38.5 million interim retail rate increase implemented in September 2011. The Florida PSC’s decision on the amount of the permanent increase also included a determination that none of the base rate revenues collected on an interim basis would be refunded. Gulf Power’s authorized retail ROE is a range of 9.25% to 11.25% with new retail base rates set at the midpoint retail ROE of 10.25%. In addition, the Florida PSC also approved a step increase to Gulf Power’s retail base rates and charges of $4 million to be effective in January 2013. On April 18, 2012, Gulf Power filed a motion to reconsider one aspect of the decision dealing with property acquired as a potential site for a future generating plant. On July 17, 2012, the Florida PSC denied Gulf Power’s motion and reaffirmed its earlier decision.

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

On June 19, 2012, the Florida PSC approved a decrease in Gulf Power’s fuel rates of 7.8%, which will reduce annual billings by approximately $58.8 million effective July 2, 2012.

Over recovered fuel costs at June 30, 2012 totaled $41.6 million compared to $9.9 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

Purchased Power Capacity Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Purchased Power Capacity Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Purchased Power Capacity Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Over recovered purchased power capacity costs at June 30, 2012 totaled $7.9 million compared to $8.0 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

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

On April 3, 2012, the Mississippi PSC approved Mississippi Power’s request for a CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. On May 3, 2012, the Sierra Club filed a notice of appeal of the order with the Chancery Court of Harrison County, Mississippi. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, excluding AFUDC, and it is scheduled for completion in December 2015. Gulf Power’s portion of the cost is expected to be recovered through the environmental cost recovery clause. The ultimate outcome of this matter cannot be determined at this time.

Over recovered environmental costs at June 30, 2012 totaled $3.6 million compared to $10.0 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

Energy Conservation Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Energy Conservation Cost Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Energy Conservation Cost Recovery” in Item 8 of the Form 10-K for additional information.

Under recovered energy conservation costs at June 30, 2012 totaled $1.6 million compared to $3.1 million at December 31, 2011. These amounts are included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein.

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

Other Matters

Gulf Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the U.S. In

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Gulf Power’s financial statements.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Overview” of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power’s financial condition remained stable at June 30, 2012. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $194.6 million for the first six months of 2012 compared to $175.2 million for the corresponding period in 2011. The $19.4 million increase was primarily due to a $49.7 million increase in deferred income taxes related to bonus depreciation, partially offset by a $17.5 million decrease resulting from lower fuel inventory reductions in 2012 as compared to 2011.

Net cash used for investing activities totaled $184.7 million in the first six months of 2012 compared to $179.6 million for the corresponding period in 2011. The $5.1 million increase was primarily due to an increase in cost of removal, net of salvage.

Net cash used for financing activities totaled $6.1 million for the first six months of 2012 compared to $5.3 million provided from financing activities for the corresponding period in 2011. The $11.4 million decrease was primarily due to a $25.0 million decrease in issuance of senior notes and a $10.0 million decrease in issuance of common stock, partially offset by $19.0 million fewer redemptions of senior notes and other long-term debt in 2012.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant balance sheet changes for the first six months of 2012 include a net increase of $125.0 million in property, plant, and equipment, primarily due to the addition of environmental control projects, an increase of $100.6 million in accumulated deferred income taxes, primarily related to bonus depreciation, a $43.2 million increase in prepaid expenses, primarily due to an increase in prepaid income taxes, and the issuance of common stock to Southern Company for $40 million.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental regulations, maturities of long-term debt, as well as the related interest, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. There are no requirements through June 30, 2013 to fund maturities of long-term debt.

See FUTURE EARNINGS POTENTIAL – “Environmental Statutes and Regulations – General” herein for a description of Gulf Power’s estimated capital expenditures to comply with the MATS rule and proposed water and coal combustion byproducts rules.

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

At June 30, 2012, Gulf Power had approximately $21.2 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2012, including expiration dates, were as follows:

Expires					Executable Term Loans		Due Within One Year(a)
2012	2013	2014	Total	Unused	One Year	Two Years	Term Out	No Term Out

(in millions)			(in millions)		(in millions)		(in millions)
$20	$60	$195	$275	$275	$45	$—	$45	$35

(a)	Reflects facilities expiring on or before June 30, 2013.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of Gulf Power. Gulf Power is currently in compliance with all such covenants. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Gulf Power’s commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2012 was approximately $69 million.

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

Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)		(in millions)
June 30, 2012:
Commercial paper	$114	0.3%	$68	0.3%	$116

(a)	Average and maximum amounts are based upon daily balances during the period.

Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.

Credit Rating Risk

Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. The maximum potential collateral requirements under these contracts at June 30, 2012 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements

(in millions)
At BBB- and/or Baa3	$120
Below BBB- and/or Baa3	530

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

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Price Risk

Gulf Power’s market risk exposure relative to interest rate changes for the second quarter 2012 has not changed materially compared with the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

Due to cost-based rate regulation and other various cost recovery mechanisms, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. Gulf Power continues to manage a financial hedging program for fuel purchased to operate its electric generating fleet implemented per the guidelines of the Florida PSC. As such, Gulf Power had no material change in market risk exposure for the second quarter 2012 when compared with the December 31, 2011 reporting period.

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(54)	$(41)
Contracts realized or settled	12	18
Current period changes(a)	5	(14)

Contracts outstanding at the end of the period, assets (liabilities), net	$(37)	$(37)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value
	(in millions)
Natural gas swaps	$16	$4
Natural gas options	1	—
Other energy-related derivatives	—	—

Total changes	$17	$4

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net hedge volumes of energy-related derivative contracts were as follows:

	June 30, 2012	March 31, 2012	December 31, 2011

	mmBtu Volume

	(in millions)
Commodity – Natural gas swaps	50	41	35
Commodity – Natural gas options	1	2	3

Total hedge volume	51	43	38

The weighted average swap contract cost above market prices was approximately $0.72 per mmBtu as of June 30, 2012, $1.27 per mmBtu as of March 31, 2012, and $1.14 per mmBtu as of December 31, 2011. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Natural gas settlements are recovered through Gulf Power’s fuel cost recovery clause.

Regulatory hedges relate to Gulf Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Gulf Power’s fuel cost recovery clause.

Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2012 and 2011 for energy-related derivative contracts that are not hedges were not material.

Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2012 were as follows:

	June 30, 2012 Fair Value Measurements

	Total	Maturity

	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(37)	(20)	(16)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(37)	$(20)	$(16)	$(1)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Gulf Power. Regulations to implement the Dodd-Frank Act will impose additional requirements on the use of over-the-counter derivatives for both Gulf Power and its derivative counterparties, which could affect both the use and cost of over-the-counter derivatives. Although all relevant regulations have not been finalized, Gulf Power does not expect the impact of these rules to be material.

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

In May 2012, Gulf Power issued $100 million aggregate principal amount of Series 2012A 3.10% Senior Notes due May 15, 2022. The proceeds from the sale of the Series 2012A Senior Notes were used by Gulf Power for the redemption in June 2012 of all of approximately $61 million aggregate principal amount of Gulf Power’s Series F 5.60% Senior Insured Quarterly Notes due April 1, 2033 and $30 million aggregate principal amount of Gulf Power’s Series H 5.25% Senior Notes due July 15, 2033, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Gulf Power’s continuous construction program.

In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$192,177	$207,005	$358,448	$387,479
Wholesale revenues, non-affiliates	64,116	67,813	118,347	137,664
Wholesale revenues, affiliates	5,324	6,303	9,364	15,603
Other revenues	4,467	4,920	8,639	8,571

Total operating revenues	266,084	286,041	494,798	549,317

Operating Expenses:
Fuel	105,469	123,674	194,088	244,728
Purchased power, non-affiliates	1,134	1,336	3,077	2,346
Purchased power, affiliates	10,843	19,867	19,703	28,217
Other operations and maintenance	60,501	64,512	115,396	134,879
Depreciation and amortization	22,517	20,345	44,998	40,208
Taxes other than income taxes	18,634	17,251	40,337	34,732

Total operating expenses	219,098	246,985	417,599	485,110

Operating Income	46,986	39,056	77,199	64,207
Other Income and (Expense):
Allowance for equity funds used during construction	13,870	4,991	25,697	8,122
Interest income	380	401	500	743
Interest expense, net of amounts capitalized	(13,023)	(5,532)	(20,828)	(11,545)
Other income (expense), net	(539)	(613)	(781)	(1,016)

Total other income and (expense)	688	(753)	4,588	(3,696)

Earnings Before Income Taxes	47,674	38,303	81,787	60,511
Income taxes	12,214	12,587	20,639	19,745

Net Income	35,460	25,716	61,148	40,766
Dividends on Preferred Stock	433	433	866	866

Net Income After Dividends on Preferred Stock	$35,027	$25,283	$60,282	$39,900

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$35,027	$25,283	$60,282	$39,900
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $7, $(296) and $6, respectively	—	13	(478)	11
Reclassification adjustment for amounts included in net income, net of tax of $132, $-, $148 and $-, respectively	212	—	238	—

Total other comprehensive income (loss)	212	13	(240)	11

Comprehensive Income	$35,239	$25,296	$60,042	$39,911

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$61,148	$40,766
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	43,955	43,032
Deferred income taxes	1,280	(8,136)
Investment tax credits received	13,974	29,556
Allowance for equity funds used during construction	(25,697)	(8,122)
Pension, postretirement, and other employee benefits	3,993	1,601
Hedge settlements	(15,983)	—
Stock based compensation expense	1,344	1,060
Other, net	(2,648)	(5,584)
Changes in certain current assets and liabilities —
-Receivables	(12,424)	(8,041)
-Fossil fuel stock	(32,797)	(8,838)
-Materials and supplies	212	(603)
-Prepaid income taxes	11,974	17,075
-Other current assets	(7,281)	1,021
-Accounts payable	3,408	17,927
-Accrued taxes	(16,785)	(6,227)
-Accrued compensation	(7,002)	(7,064)
-Over recovered regulatory clause revenues	15,871	(10,748)
-Other current liabilities	7,640	2,066

Net cash provided from operating activities	44,182	90,741

Investing Activities:
Property additions	(763,641)	(365,261)
Cost of removal, net of salvage	(1,217)	(4,339)
Construction payables	57,283	31,949
Capital grant proceeds	6,146	91,650
Distribution of restricted cash	—	50,000
Other investing activities	(9,690)	(2,217)

Net cash used for investing activities	(711,119)	(198,218)

Financing Activities:
Proceeds —
Capital contributions from parent company	277,633	100,878
Senior notes issuances	400,000	—
Interest-bearing refundable deposit related to asset sale	150,000	—
Other long-term debt issuances	—	75,000
Redemptions —
Capital leases	(633)	(705)
Other long-term debt	(165,000)	(130,000)
Payment of preferred stock dividends	(866)	(866)
Payment of common stock dividends	(53,400)	(37,750)
Other financing activities	998	(134)
Net cash provided from financing activities	608,732	6,423
Net Change in Cash and Cash Equivalents	(58,205)	(101,054)
Cash and Cash Equivalents at Beginning of Period	211,585	160,779

Cash and Cash Equivalents at End of Period	$153,380	$59,725

Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $29,433 and $12,050, net of $12,476 and $2,572 capitalized for 2012 and 2011, respectively)	$16,603	$9,505
Income taxes, net	(7,756)	(32,648)
Noncash transactions—accrued property additions at end of period	193,184	70,772

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2012	At December 31, 2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$153,380	$211,585
Receivables —
Customer accounts receivable	37,632	32,551
Unbilled revenues	36,060	27,239
Other accounts and notes receivable	5,072	7,080
Affiliated companies	25,497	23,078
Accumulated provision for uncollectible accounts	(306)	(547)
Fossil fuel stock, at average cost	172,970	140,173
Materials and supplies, at average cost	30,576	30,787
Other regulatory assets, current	65,251	69,201
Prepaid income taxes	192,067	37,793
Other current assets	6,230	8,881

Total current assets	724,429	587,821

Property, Plant, and Equipment:
In service	2,956,019	2,902,240
Less accumulated provision for depreciation	1,052,399	1,019,251

Plant in service, net of depreciation	1,903,620	1,882,989
Construction work in progress	1,699,239	955,135

Total property, plant, and equipment	3,602,859	2,838,124

Other Property and Investments	5,970	6,520

Deferred Charges and Other Assets:
Deferred charges related to income taxes	47,979	25,009
Other regulatory assets, deferred	195,721	185,694
Other deferred charges and assets	37,640	28,674

Total deferred charges and other assets	281,340	239,377

Total Assets	$4,614,598	$3,671,842

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At June 30, 2012	At December 31, 2011
	(in thousands)
Current Liabilities:
Securities due within one year	$165,000	$240,633
Interest-bearing refundable deposit related to asset sale	150,000	—
Accounts payable —
Affiliated	62,007	62,650
Other	228,506	168,309
Customer deposits	14,190	13,658
Accrued taxes —
Accrued income taxes	3,803	3,813
Other accrued taxes	37,327	53,825
Accrued interest	20,095	12,750
Accrued compensation	8,887	15,889
Other regulatory liabilities, current	5,553	5,779
Over recovered regulatory clause liabilities	76,373	60,502
Liabilities from risk management activities	26,699	54,127
Other current liabilities	21,913	17,533

Total current liabilities	820,353	709,468

Long-term Debt	1,410,660	1,103,596

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	377,763	270,397
Deferred credits related to income taxes	10,536	11,058
Accumulated deferred investment tax credits	206,607	109,761
Employee benefit obligations	162,266	161,065
Other cost of removal obligations	135,540	126,424
Other regulatory liabilities, deferred	64,710	60,848
Other deferred credits and liabilities	57,181	37,228

Total deferred credits and other liabilities	1,014,603	776,781

Total Liabilities	3,245,616	2,589,845

Redeemable Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized —1,130,000 shares
Outstanding—1,121,000 shares	37,691	37,691
Paid-in capital	975,198	694,855
Retained earnings	332,450	325,568
Accumulated other comprehensive loss	(9,137)	(8,897)

Total common stockholder’s equity	1,336,202	1,049,217

Total Liabilities and Stockholder's Equity	$4,614,598	$3,671,842

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2012 vs. SECOND QUARTER 2011

AND

YEAR-TO-DATE 2012 vs. YEAR-TO-DATE 2011

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

On June 22, 2012, the Mississippi PSC denied the proposed Certificated New Plant-A (CNP-A) rate schedule and the 2012 rate recovery filings submitted by Mississippi Power, pending a final ruling from the Mississippi Supreme Court regarding the motion for stay and notice of appeal filed by the Sierra Club on April 26, 2012 relating to the Mississippi PSC’s issuance of the CPCN for the Kemper IGCC. On July 9, 2012, Mississippi Power appealed the Mississippi PSC’s June 22, 2012 decision to the Mississippi Supreme Court and requested interim rates under bond of $55.3 million. On July 31, 2012, the Mississippi Supreme Court denied Mississippi Power’s request for interim rates under bond while the Mississippi Supreme Court decides Mississippi Power’s appeal of the Mississippi PSC’s June 22, 2012 decision. The ultimate outcome of this matter cannot be determined at this time.

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

RESULTS OF OPERATIONS

Net Income

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$9.7	38.5	$20.4	51.1

Mississippi Power’s net income after dividends on preferred stock for the second quarter 2012 was $35.0 million compared to $25.3 million for the corresponding period in 2011. The increase in net income after dividends on preferred stock for the second quarter 2012 was the result of an increase in AFUDC equity primarily related to the construction of the Kemper IGCC, a decrease in operations and maintenance expenses, and an increase in territorial base revenues primarily due to a wholesale base rate increase effective April 1, 2012, partially offset by an increase in interest expense, net of amounts capitalized.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power’s net income after dividends on preferred stock for year-to-date 2012 was $60.3 million compared to $39.9 million for the corresponding period in 2011. The increase in net income after dividends on preferred stock for year-to-date 2012 was primarily due to an increase in AFUDC equity primarily related to the construction of the Kemper IGCC and a decrease in operations and maintenance expenses. These factors were partially offset by a decrease in territorial base revenues resulting from milder weather in 2012 and an increase in interest expense, net of amounts capitalized.

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Integrated Coal Gasification Combined Cycle” and Note (B) to the Condensed Financial Statements herein for additional information regarding the Kemper IGCC.

Retail Revenues

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(14.8)	(7.2)	$(29.1)	(7.5)

In the second quarter 2012, retail revenues were $192.2 million compared to $207.0 million for the corresponding period in 2011. For year-to-date 2012, retail revenues were $358.4 million compared to $387.5 million for the corresponding period in 2011.

Details of the change to retail revenues were as follows:

	Second Quarter 2012		Year-to-Date 2012

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$207.0		$387.5
Estimated change in –
Rates and pricing	(0.6)	(0.3)	(1.7)	(0.4)
Sales growth (decline)	2.1	1.0	5.2	1.3
Weather	(2.8)	(1.4)	(7.8)	(2.0)
Fuel and other cost recovery	(13.5)	(6.5)	(24.8)	(6.4)

Retail – current year	$192.2	(7.2)%	$358.4	(7.5)%

Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 due to decreases of $0.6 million and $1.7 million, respectively, related to the ECO Plan rate.

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Compliance Overview Plan” of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “PSC Matters – Environmental Compliance Overview Plan” herein for additional information.

Revenues attributable to changes in sales increased in the second quarter 2012 when compared to the corresponding period in 2011. KWH energy sales to industrial customers increased 3.3% due to increased production for several large industrial customers resulting from continued economic recovery. Weather-adjusted KWH energy sales to residential and commercial customers increased 3.6% and 1.5%, respectively, when compared to the corresponding period in 2011 due to a small increase in the number of residential customers and improving economic conditions.

Revenues attributable to changes in sales increased for year-to-date 2012 when compared to the corresponding period in 2011 due to an increase in sales to residential, commercial, and industrial customers. KWH energy sales to industrial customers increased 3.9% due to increased production for some of the larger customers resulting from an improving economy. Weather-adjusted KWH energy sales to residential and commercial customers increased 2.3% and 1.3%,

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively, when compared to the corresponding period in 2011. The increase in residential and commercial sales was primarily due to a small increase in the number of residential customers and improving economic conditions.

Revenues attributable to changes in weather decreased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 primarily due to milder weather.

Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2012 when compared to the corresponding periods in 2011 primarily as a result of lower recoverable fuel costs, partially offset by an increase in revenues related to the retail portion of ad valorem taxes. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power’s service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. The retail portion of ad valorem tax expense is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income.

Wholesale Revenues – Non-Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(3.7)	(5.5)	$(19.4)	(14.0)

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

In the second quarter 2012, wholesale revenues from non-affiliates were $64.1 million compared to $67.8 million for the corresponding period in 2011. The decrease was due to a $10.1 million decrease in energy revenues, of which $2.1 million was associated with a decrease in KWH sales due to lower demand primarily resulting from milder weather in the second quarter 2012 compared to the corresponding period in 2011 and $8.0 million was associated with lower fuel prices, partially offset by a $6.4 million increase in revenues primarily resulting from a wholesale base rate increase effective April 1, 2012.

For year-to-date 2012, wholesale revenues from non-affiliates were $118.3 million compared to $137.7 million for the corresponding period in 2011. The decrease was due to a $21.0 million decrease in energy revenues, of which $7.2 million was associated with a decrease in KWH sales due to lower demand primarily resulting from milder weather in 2012 compared to the corresponding period in 2011 and $13.8 million was associated with lower fuel prices, partially offset by a $1.6 million increase in revenues primarily resulting from a wholesale base rate increase effective April 1, 2012.

Wholesale Revenues – Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(1.0)	(15.5)	$(6.2)	(40.0)

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

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter 2012, wholesale revenues from affiliates were $5.3 million compared to $6.3 million for the corresponding period in 2011. The decrease was primarily due to a $0.4 million decrease in capacity revenues and a $0.6 million decrease in energy revenues, of which $4.3 million was associated with lower prices, partially offset by $3.7 million associated with an increase in KWH sales.

For year-to-date 2012, wholesale revenues from affiliates were $9.4 million compared to $15.6 million for the corresponding period in 2011. The decrease was primarily due to a $0.4 million decrease in capacity revenues and a $5.8 million decrease in energy revenues, of which $6.1 million was associated with lower prices, partially offset by $0.3 million associated with an increase in KWH sales.

Fuel and Purchased Power Expenses

	Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$ (18.2)	(14.7)	$ (50.6)	(20.7)
Purchased power – non-affiliates	(0.2)	(15.1)	0.8	31.2
Purchased power – affiliates	(9.1)	(45.4)	(8.5)	(30.2)

Total fuel and purchased power expenses	$ (27.5)		$ (58.3)

In the second quarter 2012, total fuel and purchased power expenses were $117.4 million compared to $144.9 million for the corresponding period in 2011. The decrease was primarily due to a $27.0 million decrease in the cost of fuel and purchased power and a $0.5 million decrease in total KWHs generated and purchased.

For year-to-date 2012, total fuel and purchased power expenses were $216.9 million compared to $275.2 million for the corresponding period in 2011. The decrease was primarily due to a $44.8 million decrease in the cost of fuel and purchased power and a $13.5 million decrease in total KWHs generated and purchased.

Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “PSC Matters” herein for additional information.

Details of Mississippi Power’s generation and purchased power were as follows:

	Second Quarter 2012	Second Quarter 2011	Year-to-Date 2012	Year-to-Date 2011

Total generation (millions of KWHs)	3,359	3,226	6,341	6,590
Total purchased power (millions of KWHs)	466	578	912	882

Sources of generation (percent) –
Coal	29	46	25	41
Gas	71	54	75	59

Cost of fuel, generated (cents per net KWH) –
Coal	4.88	4.34	4.83	4.29
Gas	2.72	3.98	2.77	3.84

Average cost of fuel, generated (cents per net KWH)	3.39	4.16	3.34	4.04
Average cost of purchased power (cents per net KWH)	2.57	3.67	2.50	3.47

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel

In the second quarter 2012, fuel expense was $105.5 million compared to $123.7 million for the corresponding period in 2011. The decrease was primarily due to a 31.7% decrease in the average cost of natural gas per KWH generated primarily resulting from lower gas prices, partially offset by a 4.7% increase in generation from Mississippi Power’s facilities resulting from higher energy demand in the second quarter 2012.

For year-to-date 2012, fuel expense was $194.1 million compared to $244.7 million for the corresponding period in 2011. The decrease was primarily due to a 27.9% decrease in the average cost of natural gas per KWH generated primarily resulting from lower gas prices and a 4.2% decrease in generation from Mississippi Power’s facilities resulting from lower energy demand primarily due to milder weather in 2012.

Purchased Power – Non-Affiliates

In the second quarter 2012, purchased power expense from non-affiliates was $1.1 million compared to $1.3 million for the corresponding period in 2011. The decrease was primarily the result of a 63.1% decrease in the average cost of purchased power per KWH, partially offset by a 129.8% increase in KWH volume purchased. The increase in the volume of KWHs purchased was due to a lower marginal cost of fuel compared to the cost of generation. The decrease in the average cost per KWH purchased was due to a lower marginal cost of fuel.

For year-to-date 2012, purchased power expense from non-affiliates was $3.1 million compared to $2.3 million for the corresponding period in 2011. The increase was primarily the result of a 96.7% increase in KWH volume purchased, partially offset by a 33.3% decrease in the average cost of purchased power per KWH. The increase in the volume of KWHs purchased was due to a lower marginal cost of fuel compared to the cost of generation.

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system’s generation, demand for energy within the Southern Company system’s service territory, and the availability of the Southern Company system’s generation.

Purchased Power – Affiliates

In the second quarter 2012, purchased power expense from affiliates was $10.8 million compared to $19.9 million for the corresponding period in 2011. The decrease was primarily due to a 27.9% decrease in KWH volume purchased and a 24.3% decrease in the average cost of purchased power per KWH.

For year-to-date 2012, purchased power expense from affiliates was $19.7 million compared to $28.2 million for the corresponding period in 2011. The decrease was primarily due to a 6.5% decrease in KWH volume purchased and a 25.4% decrease in the average cost of purchased power per KWH.

Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(4.0)	(6.2)	$(19.5)	(14.4)

In the second quarter 2012, other operations and maintenance expenses were $60.5 million compared to $64.5 million for the corresponding period in 2011. The decrease was primarily due to a $9.7 million decrease in rent expense and expenses under a long-term service agreement resulting from the expiration of an operating lease for Plant Daniel Units 3 and 4 in October 2011. The decrease was partially offset by a $3.4 million increase in generation expenses primarily related to scheduled outages and a $2.0 million increase in administrative and general expenses.

For year-to-date 2012, other operations and maintenance expenses were $115.4 million compared to $134.9 million for the corresponding period in 2011. The decrease was primarily due to a $20.5 million decrease in rent expense and expenses under a long-term service agreement resulting from the expiration of an operating lease for Plant Daniel Units 3 and 4 in October 2011 and a $3.1 million decrease in generation maintenance expenses. These decreases were partially offset by a $3.3 million increase in administrative and general expenses.

See Notes 1 and 7 to the financial statements of Mississippi Power under “Purchase of the Plant Daniel Combined Cycle Generating Units” and “Long-Term Service Agreements,” respectively, in Item 8 of the Form 10-K for additional information.

Depreciation and Amortization

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$2.2	10.7	$4.8	11.9

In the second quarter 2012, depreciation and amortization was $22.5 million compared to $20.3 million for the corresponding period in 2011. The increase was primarily due to a $3.4 million increase in depreciation on additional plant in service and a $1.9 million increase in amortization resulting from the plant acquisition adjustment related to the purchase of Plant Daniel Units 3 and 4. These increases were partially offset by a $2.6 million decrease in amortization primarily resulting from a regulatory deferral associated with the purchase of Plant Daniel Units 3 and 4 and a $0.5 million decrease in ARO amortization resulting from the deferral of the gain on the settlement of an ARO in 2011.

For year-to-date 2012, depreciation and amortization was $45.0 million compared to $40.2 million for the corresponding period in 2011. The increase was primarily due to a $6.7 million increase in depreciation on additional plant in service and a $3.9 million increase in amortization resulting from the plant acquisition adjustment related to the purchase of Plant Daniel Units 3 and 4. These increases were partially offset by a $5.3 million decrease in amortization primarily resulting from a regulatory deferral associated with the purchase of Plant Daniel Units 3 and 4 and a $0.5 million decrease in ARO amortization resulting from the deferral of the gain on the settlement of an ARO in 2011.

See Note 1 to the financial statements of Mississippi Power under “Purchase of the Plant Daniel Combined Cycle Generating Units” and “Depreciation and Amortization” in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income Taxes

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$1.3	8.0	$5.6	16.1

In the second quarter 2012, taxes other than income taxes were $18.6 million compared to $17.3 million for the corresponding period in 2011. The increase was primarily due to a $2.6 million increase in ad valorem taxes resulting from the expiration of a tax exemption related to Plant Daniel Units 3 and 4, partially offset by a $1.5 million decrease in franchise taxes.

For year-to-date 2012, taxes other than income taxes were $40.3 million compared to $34.7 million for the corresponding period in 2011. The increase was primarily due to a $6.6 million increase in ad valorem taxes resulting from the expiration of a tax exemption related to Plant Daniel Units 3 and 4, partially offset by a $1.3 million decrease in franchise taxes.

The retail portion of ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income.

Allowance for Equity Funds Used During Construction

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$8.9	177.9	$17.6	216.4

In the second quarter 2012, AFUDC equity was $13.9 million compared to $5.0 million for the corresponding period in 2011. For year-to-date 2012, AFUDC equity was $25.7 million compared to $8.1 million for the corresponding period in 2011. These increases were primarily due to the construction of the Kemper IGCC.

See Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “Integrated Coal Gasification Combined Cycle” herein for additional information regarding the Kemper IGCC.

Interest Expense, Net of Amounts Capitalized

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$7.5	135.4	$9.3	80.4

In the second quarter 2012, interest expense, net of amounts capitalized was $13.0 million compared to $5.5 million for the corresponding period in 2011. Capitalized interest primarily resulting from AFUDC debt associated with the Kemper IGCC in the second quarter 2012 was $5.9 million compared to $1.6 million for the corresponding period in 2011. The increase in interest expense, net of amounts capitalized was primarily due to an $11.4 million increase in interest expense associated with the issuances of new long-term debt in September 2011, October 2011, and March 2012 and a $3.8 million increase in interest expense resulting from the receipt of a $150 million interest-bearing refundable deposit from SMEPA in March 2012 related to its pending purchase of an undivided interest in the Kemper IGCC. The increase was partially offset by a $4.3 million increase in capitalized interest primarily resulting from AFUDC debt associated with the Kemper IGCC and a $1.9 million decrease in interest expense resulting from the amortization of the fair value adjustment on the assumed debt related to the purchase of Plant Daniel Units 3 and 4 in October 2011.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2012, interest expense, net of amounts capitalized was $20.8 million compared to $11.5 million for the corresponding period in 2011. Capitalized interest primarily resulting from AFUDC debt associated with the Kemper IGCC for year-to-date 2012 was $12.5 million compared to $2.6 million for the corresponding period in 2011. The increase in interest expense, net of amounts capitalized was primarily due to a $19.9 million increase in interest expense associated with the issuances of new long-term debt in September 2011, October 2011, and March 2012 and a $4.8 million increase in interest expense resulting from the receipt of a $150 million interest-bearing refundable deposit from SMEPA in March 2012 related to its pending purchase of an undivided interest in the Kemper IGCC. The increase was partially offset by a $9.9 million increase in capitalized interest primarily resulting from AFUDC debt associated with the Kemper IGCC and a $3.8 million decrease in interest expense resulting from the amortization of the fair value adjustment on the assumed debt related to the purchase of Plant Daniel Units 3 and 4 in October 2011.

See Note 1 to the financial statements of Mississippi Power under “Purchase of the Plant Daniel Combined Cycle Generating Units” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “Integrated Coal Gasification Combined Cycle” herein for additional information.

Income Taxes

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(3.0)	$0.9	4.5

In the second quarter 2012, income taxes were $12.2 million compared to $12.6 million for the corresponding period in 2011. The decrease was primarily due to a $3.3 million decrease resulting from higher AFUDC equity, which is non-taxable, and a $0.6 million decrease in unrecognized tax benefits, partially offset by a $3.2 million increase resulting from higher pre-tax earnings and a $0.3 million increase due to lower State of Mississippi manufacturing investment tax credits.

For year-to-date 2012, income taxes were $20.6 million compared to $19.7 million for the corresponding period in 2011. The increase was primarily due to a $7.8 million increase resulting from higher pre-tax earnings and a $0.6 million increase due to lower State of Mississippi manufacturing investment tax credits, partially offset by a $6.7 million decrease resulting from higher AFUDC equity, which is non-taxable, and a $0.8 million decrease in unrecognized tax benefits.

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

New Source Review Actions

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power (including claims related to the unit co-owned by Mississippi Power). The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment. The ultimate outcome of this matter cannot be determined at this time.

Environmental Statutes and Regulations

General

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations – General” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s estimated base level capital expenditures to comply with existing statutes and regulations for 2012 through 2014, as well as Mississippi Power’s preliminary estimates for potential incremental environmental compliance investments associated with complying with the EPA’s final Mercury and Air Toxics Standards (MATS) rule (formerly referred to as the Utility Maximum Achievable Control Technology rule) and the EPA’s proposed water and coal combustion byproducts rules.

Mississippi Power is continuing to develop its compliance strategy and to assess the potential costs of complying with the MATS rule and the EPA’s proposed water and coal combustion byproducts rules. While further analysis of the MATS rule is required and the ultimate costs remain uncertain, the compliance decisions made through the second quarter 2012 have allowed Mississippi Power to further develop its cost estimates for compliance with the MATS rule. As a result, estimated compliance costs for the MATS rule in the 2012 through 2014 period have been revised from up to $430 million to approximately $55 million as follows:

	2012	2013	2014

		(in millions)
MATS rule	—	$5	$50

In addition, Mississippi Power has further developed its estimated capital expenditures and associated timing of these expenditures to comply with the proposed water and coal combustion byproducts rules, resulting in a reduction, due primarily to timing, in estimated compliance costs for 2012 through 2014. Potential incremental environmental compliance investments to comply with the proposed water and coal combustion byproducts rules have been revised from up to $121 million to approximately $40 million over the 2012 through 2014 period, based on the assumption that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule. These potential incremental environmental compliance investments are estimated as follows:

	2012	2013	2014

		(in millions)
Proposed water and coal combustion byproducts rules	$1	$10	$30

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

While Mississippi Power’s ultimate costs of compliance with the MATS rule and the proposed water and coal combustion byproducts rules remain uncertain, Mississippi Power estimates that compliance costs through 2021 (assuming that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule) will be at the low end of the $1 billion to $2 billion range provided in the Form 10-K. Included in this amount is approximately $354 million that is also included in the 2012 through 2014 base level capital investment of Mississippi Power described herein in anticipation of these rules. See FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” herein for additional information.

Mississippi Power’s ultimate compliance strategy and actual future environmental capital expenditures are dependent on a final assessment of the MATS rule and will be affected by the final requirements of new or revised environmental regulations that are promulgated; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and Mississippi Power’s fuel mix. Compliance costs may arise from retirement and replacement of existing units, installation of additional environmental controls, upgrades to the transmission system, and changing fuel sources for certain existing units. Mississippi Power’s preliminary analysis further indicates that the short timeframe for compliance with the MATS rule could significantly affect electric system reliability and cause an increase in costs of materials and services. The ultimate outcome of these matters cannot be determined at this time.

Air Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information on the eight-hour ozone and fine particulate matter air quality standards and the MATS rule.

On May 1, 2012, the EPA released its final determination of nonattainment areas based on the 2008 eight-hour ozone air quality standards. None of the areas within Mississippi Power’s service territory were designated as nonattainment areas.

On June 14, 2012, the EPA proposed a rule that would increase the stringency of the fine particulate matter national ambient air quality standards. If adopted, the proposed standards could result in the designation of new nonattainment areas within Mississippi Power’s service territory. As part of a related settlement, the EPA has agreed to finalize the proposed rule by December 14, 2012. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

Numerous petitions for administrative reconsideration of the MATS rule, including a petition by Southern Company and its subsidiaries, including Mississippi Power, have been filed with the EPA. Challenges to the final rule have also been filed in the U.S. District Court for the District of Columbia by numerous states, environmental organizations, industry groups, and others. The impact of the MATS rule will depend on the outcome of these and any other legal challenges and, therefore, cannot be determined at this time.

Water Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Water Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information on the proposed rules regarding certain cooling water intake structures. The EPA has entered into an amended settlement agreement to extend the deadline for issuing a final rule until June 27, 2013. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Coal Combustion Byproducts

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations – Coal Combustion Byproducts” of Mississippi Power in Item 7 of the Form 10-K for additional information. Environmental groups and other parties have filed lawsuits in the U.S. District Court for the District of Columbia seeking to require the EPA to complete its rulemaking process and issue final regulations pertaining to the regulation of coal combustion byproducts. The ultimate outcome of these matters cannot be determined at this time.

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

On June 26, 2012, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit unanimously rejected all challenges to four of the EPA’s actions relating to the greenhouse gas permitting programs under the Clean Air Act. These rules may impact the amount of time it takes to obtain prevention of significant deterioration permits for new generation and major modifications to existing generating units and the requirements ultimately imposed by those permits. The ultimate impact of these rules cannot be determined at this time and will depend on the outcome of any other legal challenges.

FERC Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K for additional information.

On January 20, 2012, Mississippi Power reached a settlement agreement with its wholesale customers, which was executed by all parties on March 9, 2012. The settlement agreement provides that base rates under the cost-based electric tariff will increase by approximately $22.6 million over a 12-month period with revised rates effective April 1, 2012. In 2012, the amount of base rate revenues to be received from the agreed upon increase will be approximately $17.0 million. On March 12, 2012, Mississippi Power filed an unopposed motion to place wholesale Municipal and Rural Associations (MRA) interim rates into effect pending approval of the settlement agreement between the parties by the FERC. On March 28, 2012, the FERC approved the motion to place interim rates into effect beginning in May 2012. Approval of the settlement agreement by the FERC has been delayed until later in 2012. The ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSC Matters

Performance Evaluation Plan

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “PSC Matters — Performance Evaluation Plan” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Performance Evaluation Plan” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s base rates.

On April 2, 2012, Mississippi Power filed a motion to suspend the 2011 PEP lookback filing. Unresolved matters related to certain costs included in the 2010 PEP lookback filing also impact the 2011 PEP lookback filing, making it impractical to determine Mississippi Power’s actual retail return on investment for 2011 for purposes of the 2011 PEP lookback filing. An order granting the suspension of the 2011 PEP lookback was signed by the Mississippi PSC on May 8, 2012. The ultimate outcome of these matters cannot be determined at this time.

Environmental Compliance Overview Plan

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “PSC Matters — Environmental Compliance Overview Plan” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC.

On February 14, 2012, Mississippi Power submitted its 2012 ECO Plan filing, which proposed a 0.3% increase in annual revenues for Mississippi Power. In compliance with the CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2, Mississippi Power revised the 2012 ECO Plan filing to exclude scrubber expenditures from rate base, which resulted in a 0.16% decrease in annual revenues. On June 22, 2012, the 2012 ECO Plan filing, including the proposed rate decrease, was approved by the Mississippi PSC, effective on June 29, 2012.

On April 3, 2012, the Mississippi PSC approved Mississippi Power’s request for a CPCN to construct a scrubber on Plant Daniel Units 1 and 2. On May 3, 2012, the Sierra Club filed a notice of appeal of the order with the Chancery Court of Harrison County, Mississippi (Chancery Court). These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power’s portion being $330 million, excluding AFUDC. The project is scheduled for completion in December 2015. Mississippi Power’s portion of the cost is expected to be recovered through the ECO Plan. As of June 30, 2012, total project expenditures were $82.0 million, with Mississippi Power’s portion being $41.0 million. The ultimate outcome of this matter cannot be determined at this time.

Certificated New Plant

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “PSC Matters — Certificated New Plant” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Certificated New Plant” in Item 8 of the Form 10-K and “Integrated Coal Gasification Combined Cycle” herein for additional information.

On May 23, 2012, the Mississippi Public Utilities Staff signed a joint stipulation with Mississippi Power to establish a new rate schedule for CNP-A, a proposed cost recovery mechanism designed specifically to recover financing costs during the construction phase of the Kemper IGCC. An amended and restated stipulation was subsequently executed and filed on June 1, 2012. On June 14, 2012, Mississippi Power submitted to the Mississippi PSC a proposed supplemental compliance filing to establish the new CNP-A rate schedule and a stipulated rate increase based upon the revenue request of between $55.3 million and $58.6 million to recover financing costs over the remainder of 2012.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 22, 2012, the Mississippi PSC denied the proposed CNP-A rate schedule and the 2012 rate recovery filings submitted by Mississippi Power, pending a final ruling from the Mississippi Supreme Court regarding the motion for stay and notice of appeal filed by the Sierra Club on April 26, 2012 relating to the Mississippi PSC’s issuance of the CPCN for the Kemper IGCC. On July 9, 2012, Mississippi Power appealed the Mississippi PSC’s June 22, 2012 decision to the Mississippi Supreme Court and requested interim rates under bond of $55.3 million. On July 31, 2012, the Mississippi Supreme Court denied Mississippi Power’s request for interim rates under bond while the Mississippi Supreme Court decides Mississippi Power’s appeal of the Mississippi PSC’s June 22, 2012 decision. The ultimate outcome of this matter cannot be determined at this time.

Fuel Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery.

At June 30, 2012, the amount of over recovered retail fuel costs included in Mississippi Power’s Condensed Balance Sheets herein was $55.5 million compared to $42.4 million at December 31, 2011. Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At June 30, 2012, the amount of over recovered wholesale MRA and MB fuel costs included in Mississippi Power’s Condensed Balance Sheets herein was $17.4 million and $2.4 million, respectively, compared to $14.3 million and $2.2 million, respectively, at December 31, 2011. In addition, at June 30, 2012 and December 31, 2011, the amount of over recovered MRA emissions allowance cost included in Mississippi Power’s Condensed Balance Sheets herein was $1.0 million and $1.7 million, respectively. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, any changes in the billing factors will not have a significant effect on Mississippi Power’s revenues or net income, but will affect annual cash flow.

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

In June 2010, the Sierra Club filed an appeal of the Mississippi PSC’s June 2010 decision to grant the CPCN for the Kemper IGCC with the Chancery Court. Subsequently, in July 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. In October 2010, the Mississippi Supreme Court dismissed the Sierra Club’s direct appeal. In February 2011, the Chancery Court issued a judgment affirming the 2010 MPSC Order and, in March 2011, the Sierra Club appealed the Chancery Court’s decision to the Mississippi Supreme Court. On March 15, 2012, the Mississippi Supreme Court reversed the Chancery Court’s decision and the 2010 MPSC Order and remanded the matter to the Mississippi PSC to correct the 2010 MPSC Order. The Mississippi Supreme Court concluded that the 2010 MPSC Order did not cite in sufficient detail substantial evidence upon which the Mississippi Supreme Court could determine the basis for the findings of the Mississippi PSC granting the CPCN.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 30, 2012, the Mississippi PSC issued temporary authorization for the continuation of construction of the Kemper IGCC. On April 24, 2012, the Mississippi PSC issued a detailed order on remand (2012 MPSC Order) confirming the CPCN for the Kemper IGCC subject to the same conditions set forth in the 2010 MPSC Order. On April 26, 2012, the Sierra Club filed a motion for stay and a notice of appeal of the 2012 MPSC Order with the Chancery Court. On May 18, 2012, Mississippi Power’s motion to join the appeal was approved.

The certificated cost estimate of the Kemper IGCC is $2.4 billion, net of $245.3 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (CCPI2) and excluding the cost of the lignite mine and equipment and the carbon dioxide (CO2) pipeline facilities. The 2012 MPSC Order, like the 2010 MPSC Order, (1) approved a construction cost cap of up to $2.88 billion (exemptions from the cost cap include the cost of the lignite mine and equipment and the CO2 pipeline facilities and certain general exceptions, including change of law, force majeure, and beneficial capital), (2) provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power’s proposal, and (3) approved financing cost recovery on CWIP balances not to exceed the certificated cost estimate, which provided for the accrual of AFUDC in 2010 and 2011 and provides for the current recovery of financing costs on 100% of CWIP in 2012, 2013, and through May 1, 2014, (provided that the amount of CWIP allowed is (i) reduced by the amount of state and federal government construction cost incentives received by Mississippi Power in excess of $296 million to the extent that such amount increases cash flow for the pertinent regulatory period and (ii) justified by a showing that such CWIP allowance will benefit customers over the life of the Kemper IGCC). The current cost estimate of the Kemper IGCC is $2.88 billion, including a $72 million contingency.

The Mississippi PSC order established periodic prudence reviews during the annual CWIP review process. Of the total costs incurred through March 2009, $46 million has been reviewed and approved by the Mississippi PSC. A decision regarding the remaining $5 million has been deferred to a later date. The timing of the review of the remaining Kemper IGCC costs has not been determined.

The Kemper IGCC, expected to begin commercial operation in May 2014, will use locally mined lignite (an abundant, lower heating value coal) from a mine adjacent to the Kemper IGCC as fuel. The mine is scheduled to be placed into service in June 2013. In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and has acquired and will continue to acquire mineral reserves located around the Kemper IGCC site in Kemper County. The estimated capital cost of the mine is approximately $245 million, of which $99.9 million has been incurred through June 30, 2012.

In May 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation (Liberty Fuels), which will develop, construct, and manage the mining operations. Due to the fact that Liberty Fuels conducts all of its activities on behalf of Mississippi Power, Liberty Fuels qualifies as a variable interest entity for which Mississippi Power is the primary beneficiary. The contract with Liberty Fuels is effective through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. Consistent with the requirements of consolidation accounting, Liberty Fuels is consolidated in the financial statements of Mississippi Power and accordingly the asset retirement cost and the ARO have been recorded in Mississippi Power’s financial statements. In addition to the obligation to fund the reclamation activities, Mississippi Power currently provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses.

In December 2011, the Mississippi Department of Environmental Quality (MDEQ) approved the surface coal mining and the water pollution control permits for the mining operations operated by Liberty Fuels. On January 12, 2012, two individuals each filed a notice of appeal and a request for evidentiary hearing with the MDEQ regarding the surface coal mining and water pollution control permits. On March 8, 2012, the MDEQ permit board affirmed its issuance of the surface coal mining and water pollution control permits.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2009, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $133 million of Internal Revenue Code Section 48A tax credits (Phase I) to Mississippi Power. In April 2011, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $279 million of Internal Revenue Code Section 48A tax credits (Phase II) to Mississippi Power. The utilization of Phase I and Phase II credits is dependent upon meeting the IRS certification requirements, including an in-service date no later than May 11, 2014 for the Phase I credits and April 19, 2016 for the Phase II credits. In order to remain eligible for the Phase II credits, Mississippi Power plans to capture and sequester (via enhanced oil recovery) at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the recapture rules for Section 48A investment tax credits. Through June 30, 2012, Mississippi Power received or accrued tax benefits totaling $197 million for these tax credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC. Based on current tax laws and regulations in effect, Mississippi Power expects to receive substantially all of the tax credits accrued through June 30, 2012 by June 30, 2013.

In July 2010, Mississippi Power and SMEPA entered into an asset purchase agreement whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In December 2010, Mississippi Power and SMEPA filed a joint petition with the Mississippi PSC requesting regulatory approval of SMEPA’s 17.5% undivided interest in the Kemper IGCC. On February 28, 2012, the Mississippi PSC approved the joint petition for the sale and transfer of 17.5% of the Kemper IGCC to SMEPA. On June 29, 2012, Mississippi Power and SMEPA signed an amendment to the asset purchase agreement whereby SMEPA extended its option to purchase until December 31, 2012 and reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC, subject to approval by the Mississippi PSC. The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions.

On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the purchase. While the expectation is that the amount will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposit upon the termination of the asset purchase agreement, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody’s or ceases to be rated by either of these rating agencies. Given the interest-bearing nature of the deposit and SMEPA’s ability to request a refund, the deposit has been presented as a current liability in Mississippi Power’s Condensed Balance Sheet herein and as financing proceeds in Mississippi Power’s Condensed Statement of Cash Flows herein.

As of June 30, 2012, Mississippi Power had spent a total of $1.7 billion on the Kemper IGCC including the cost of the lignite mine and equipment, the CO2 pipeline facilities, and regulatory filing costs. Of this total, $1.6 billion was included in CWIP (which is net of $245.3 million of CCPI2 grant funds), $29.0 million was recorded in other regulatory assets, $2.6 million was recorded in other deferred charges and assets, and $1.0 million was previously expensed.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Certificated New Plant” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters  — Certificated New Plant” in Item 8 of the Form 10-K and “PSC Matters — Certificated New Plant” herein for information on the proposed rate schedules related to the Kemper IGCC.

The ultimate outcome of these matters cannot be determined at this time.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013). Due to the significant amount of estimated bonus depreciation for 2012, the utilization of a portion of Mississippi Power’s tax credits has been delayed, thereby offsetting the positive cash flow benefit of bonus depreciation for Mississippi Power in 2012. Mississippi Power expects to receive substantially all of the tax credits accrued through June 30, 2012 by June 30, 2013.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Integrated Coal Gasification Combined Cycle” herein for additional information.

Other Matters

Mississippi Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Mississippi Power’s financial statements.

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

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Overview

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Overview” of Mississippi Power in Item 7 of the Form 10-K for additional information. Mississippi Power’s financial condition remained stable at June 30, 2012. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See “Sources of Capital,” “Financing Activities,” and “Capital Requirements and Contractual Obligations” herein for additional information.

Net cash provided from operating activities totaled $44.2 million for the first six months of 2012 compared to $90.7 million for the corresponding period in 2011. The $46.5 million decrease in cash provided from operating activities is primarily due to a $15.6 million decrease in investment tax credits received, a $16.0 million decrease in hedge settlements related to the settlement of interest rate swaps, a $24.0 million increase in fuel inventory, and a $14.5 million decrease in accounts payable primarily due to timing of cash payments. These decreases in cash provided from operating activities are partially offset by a $26.6 million increase in over recovered regulatory clause revenues primarily due to lower fuel costs.

Net cash used for investing activities totaled $711.1 million for the first six months of 2012 compared to $198.2 million for the corresponding period in 2011. The $512.9 million increase in net cash used for investing activities is primarily due to an increase in property additions of $398.4 million primarily related to the Kemper IGCC, a $50.0 million decrease in restricted cash, a $25.3 million increase in construction payable, and an $85.5 million decrease in capital grant proceeds related to CCPI2 and smart grid investment grants.

Net cash provided from financing activities totaled $608.7 million for the first six months of 2012 compared to $6.4 million for the corresponding period in 2011. The $602.3 million increase in net cash provided from financing activities was primarily due to the issuance of $400.0 million of senior notes in March 2012, a $176.8 million increase in capital contributions from Southern Company, a $75.0 million decrease in other long-term debt issuances, and the receipt of a $150.0 million interest-bearing refundable deposit related to a pending asset sale, partially offset by a $35.0 million increase in redemptions of long-term debt in the second quarter 2012 compared to the corresponding period in 2011.

Significant balance sheet changes for the first six months of 2012 include a decrease in cash and cash equivalents of $58.2 million primarily due to $165.0 million of long-term debt redemptions and payments and increased capital spending, partially offset by the issuance of $400.0 million of senior notes and the receipt of a $150.0 million interest-bearing refundable deposit from SMEPA to be applied towards its pending purchase of an undivided interest in the Kemper IGCC. Prepaid income taxes increased $154.3 million primarily due to the Kemper IGCC investment tax credit. Total property, plant, and equipment increased $764.7 million primarily due to the increase in CWIP related to the Kemper IGCC. Interest-bearing refundable deposit related to an asset sale increased $150.0 million due to the receipt of the $150.0 million interest-bearing refundable deposit from SMEPA. Long-term debt increased $307.1 million primarily due to the issuance of $400.0 million of senior notes, partially offset by the redemption of $90.0 million of senior notes. Paid-in capital increased $280.3 million primarily due to a $275.0 million capital contribution from Southern Company.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental regulations, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $165 million will be required through June 30, 2013 to fund maturities of long-term debt.

See FUTURE EARNINGS POTENTIAL — “Environmental Statutes and Regulations — General” herein for a description of Mississippi Power’s estimated capital expenditures to comply with the MATS rule and proposed water and coal combustion byproducts rules.

See Note 7 to the financial statements of Mississippi Power in Item 8 of the Form 10-K for information on Mississippi Power’s construction program. The construction program of Mississippi Power is currently estimated to include a base level investment of $1.8 billion, $843 million, and $418 million for 2012, 2013, and 2014, respectively. Included in these estimated amounts are expenditures related to the Kemper IGCC of $1.6 billion, $603 million, and $141 million in 2012, 2013, and 2014, respectively, which include additional AFUDC due to the delay in the rate recovery and are net of SMEPA’s 15% expected ownership share of the Kemper IGCC of approximately $482 million and $14 million in 2013 and 2014, respectively. See FUTURE EARNINGS POTENTIAL  — “PSC Matters — Certificated New Plant” and “Integrated Coal Gasification Combined Cycle” herein for additional information.

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

Sources of Capital

Except as described below with respect to potential DOE loan guarantees, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily funds from operating cash flows, security issuances, term loans, short-term borrowings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. During the first six months of 2012, Mississippi Power received $275 million in capital contributions from Southern Company. On July 13, 2012, Mississippi Power received $150 million in additional capital contributions from Southern Company. On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA towards its pending purchase of an undivided interest in the Kemper IGCC. Until the acquisition is closed, the deposit bears interest at Mississippi Power’s AFUDC rate, which was 9.967% per annum at June 30, 2012. While the expectation is that the amount will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposit upon the termination of the asset purchase agreement, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody’s or ceases to be rated by either of these rating agencies. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power has applied to the DOE for federal loan guarantees to finance a portion of the eligible construction costs of the Kemper IGCC. Mississippi Power is in advanced due diligence with the DOE. There can be no assurance that the DOE will issue federal loan guarantees to Mississippi Power. In the event that the DOE does not issue a conditional commitment or a final definitive loan guarantee, Mississippi Power intends to finance the construction of the Kemper IGCC through traditional capital markets financings. Mississippi Power has received $245.3 million in DOE CCPI2 grant funds that were used for the construction of the Kemper IGCC. An additional $25 million in CCPI2 grant funds is expected to be received for the initial operation of the Kemper IGCC.

Mississippi Power’s current liabilities sometimes exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business.

At June 30, 2012, Mississippi Power had approximately $153.4 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2012, including expiration dates, were as follows:

Expires					Executable Term Loans		Due Within One Year(a)
2012	2013	2014	Total	Unused	One Year	Two Years	Term Out	No Term Out

(in millions)			(in millions)		(in millions)		(in millions)
$41	$95	$165	$301	$301	$25	$41	$66	$70

(a)	Reflects facilities expiring on or before June 30, 2013.

See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of Mississippi Power. Mississippi Power is currently in compliance with all such covenants. Mississippi Power expects to renew its credit arrangements, as needed, prior to expiration. These credit arrangements provide liquidity support to Mississippi Power’s commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2012 was approximately $40 million.

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

Mississippi Power had no commercial paper or short-term debt outstanding during the six months ended June 30, 2012.

Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk

Mississippi Power does not have any credit arrangements with banks that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At June 30, 2012, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $311 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Mississippi Power also has entered into an asset purchase agreement with SMEPA for the pending purchase of an undivided interest in the Kemper IGCC that could require a refund of the $150 million deposit within 15 days at SMEPA’s discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody’s or ceases to be rated by either of these rating agencies. Additionally, any credit rating downgrade could impact Mississippi Power’s ability to access capital markets, particularly the short-term debt market.

On July 3, 2012, Fitch downgraded the issuer default and unsecured long-term debt ratings of Mississippi Power to A- from A and to A from A+, respectively. Fitch also announced that it had downgraded the pollution control revenue bond ratings of Mississippi Power to A from A+ and the preferred stock ratings of Mississippi Power to BBB+ from A-. Fitch revised the ratings outlook for Mississippi Power to negative from stable.

Market Price Risk

Mississippi Power’s market risk exposure relative to interest rate changes for the second quarter 2012 has not changed materially compared with the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

Due to cost-based rate regulation and other various cost recovery mechanisms, Mississippi Power continues to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power had no material change in market risk exposure for the second quarter 2012 when compared with the December 31, 2011 reporting period.

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(56)	$(51)
Contracts realized or settled	15	25
Current period changes(a)	4	(11)

Contracts outstanding at the end of the period, assets (liabilities), net	$(37)	$(37)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value

	(in millions)
Natural gas swaps	$14	$11
Natural gas options	5	3
Other energy-related derivatives	—	—

Total changes	$19	$14

The net hedge volumes of energy-related derivative contracts were as follows:

	June 30, 2012	March 31, 2012	December 31, 2011

	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	29	21	22
Commodity – Natural gas options	5	7	9

Total hedge volume	34	28	31

The weighted average swap contract cost above market prices was approximately $1.08 per mmBtu as of June 30, 2012, $2.13 per mmBtu as of March 31, 2012, and $1.98 per mmBtu as of December 31, 2011. The change in option premiums is primarily attributable to the volatility of the market and the underlying change in the natural gas price. The majority of the costs associated with natural gas hedges are recovered through Mississippi Power’s energy cost management clause (ECM).

Regulatory hedges relate to Mississippi Power’s fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Mississippi Power’s ECM.

Unrealized pre-tax gains and losses recognized in income for the three and six months ended June 30, 2012 and 2011 for energy-related derivative contracts that are not hedges were not material.

Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2012 were as follows:

		June 30, 2012 Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$ —	$ —	$ —	$—
Level 2	(37)	(25)	(11)	(1)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(37)	$(25)	$(11)	$(1)

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Mississippi Power. Regulations to implement the Dodd-Frank Act will impose additional requirements on the use of over-the-counter derivatives for both Mississippi Power and its derivative counterparties, which could affect both the use and cost of over-the-counter derivatives. Although all relevant regulations have not been finalized, Mississippi Power does not expect the impact of these rules to be material.

For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Note 1 under “Financial Instruments” and Note 10 to the financial statements of Mississippi Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.

Financing Activities

In March 2012, Mississippi Power issued $250 million aggregate principal amount of Series 2012A 4.25% Senior Notes due March 15, 2042 and an additional $150 million aggregate principal amount of Series 2011A 2.35% Senior Notes due October 15, 2016. The Series 2011A Senior Notes were of the same series of notes that were originally issued in October 2011 in the aggregate principal amount of $150 million. Upon completion of this offering, the aggregate principal amount of the outstanding Series 2011A Senior Notes was $300 million. The proceeds from the sales of the Series 2012A Senior Notes and the Series 2011A Senior Notes were used to repay a bank loan in an aggregate principal amount of $75 million and for general corporate purposes, including Mississippi Power’s continuous construction program.

In March 2012, $300 million in interest rate swaps were settled, of which $250 million related to the Series 2012A Senior Notes at a loss of approximately $13.3 million, which will be amortized to interest expense, in earnings, over 10 years, and $50 million related to the Series 2011A Senior Notes at a loss of approximately $2.7 million, which will be amortized to interest expense, in earnings, over 10 years.

On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the acquisition is closed, the deposit bears interest at Mississippi Power’s AFUDC rate, which was 9.967% per annum at June 30, 2012, and is refundable to SMEPA upon termination of the asset purchase agreement related to such purchase, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody’s or ceases to be rated by either of these rating agencies.

In May 2012, Mississippi Power redeemed $90 million aggregate principal amount of Series E 5-5/8% Senior Notes due May 1, 2033.

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY

AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$177,865	$232,960	$318,422	$430,126
Wholesale revenues, affiliates	105,950	70,569	217,738	153,843
Other revenues	1,990	1,680	3,326	3,027

Total operating revenues	285,805	305,209	539,486	586,996

Operating Expenses:
Fuel	91,551	101,158	180,629	203,873
Purchased power, non-affiliates	22,514	19,664	43,164	28,606
Purchased power, affiliates	2,914	22,178	5,254	37,277
Other operations and maintenance	40,205	40,047	88,594	82,801
Depreciation and amortization	34,016	30,805	65,929	60,972
Taxes other than income taxes	4,567	4,565	9,535	9,328

Total operating expenses	195,767	218,417	393,105	422,857

Operating Income	90,038	86,792	146,381	164,139
Other Income and (Expense):
Interest expense, net of amounts capitalized	(13,949)	(17,774)	(27,591)	(36,603)
Other income (expense), net	(194)	(260)	(164)	(201)

Total other income and (expense)	(14,143)	(18,034)	(27,755)	(36,804)

Earnings Before Income Taxes	75,895	68,758	118,626	127,335
Income taxes	29,293	24,157	42,708	44,991

Net Income	$46,602	$44,601	$75,918	$82,344

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net Income	$46,602	$44,601	$75,918	$82,344
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $53, $(23), $(120) and $400, respectively	88	(35)	(186)	608
Reclassification adjustment for amounts included in net income, net of tax of $956, $1,084, $1,912 and $2,155, respectively	1,529	1,631	3,039	3,261

Total other comprehensive income (loss)	1,617	1,596	2,853	3,869

Comprehensive Income	$48,219	$46,197	$78,771	$86,213

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$75,918	$82,344
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	71,834	65,877
Deferred income taxes	58,921	12,315
Convertible investment tax credits	1,750	62,298
Deferred revenues	(16,431)	(23,776)
Mark-to-market adjustments	(3,847)	853
Other, net	1,927	3,590
Changes in certain current assets and liabilities —
-Receivables	(30,101)	(19,276)
-Fossil fuel stock	(3,301)	41
-Materials and supplies	(7,761)	(4,431)
-Prepaid income taxes	(32,804)	1,282
-Other current assets	(377)	1,810
-Accounts payable	(494)	3,079
-Accrued taxes	13,295	7,737
-Accrued interest	409	50
-Other current liabilities	(195)	(497)

Net cash provided from operating activities	128,743	193,296

Investing Activities:
Plant acquisition	(86,500)	—
Property additions	(67,846)	(162,004)
Change in construction payables	(1,168)	(14,231)
Payments pursuant to long-term service agreements	(36,316)	(24,874)
Other investing activities	153	(3,212)

Net cash used for investing activities	(191,677)	(204,321)

Financing Activities:
Increase (decrease) in notes payable, net	107,147	(68,941)
Proceeds — Capital contributions	490	120,574
Other long-term debt	3,590	—
Repayments — Other long-term debt	(650)	(3,116)
Payment of common stock dividends	(63,500)	(45,600)
Other financing activities	2,746	146

Net cash provided from financing activities	49,823	3,063

Net Change in Cash and Cash Equivalents	(13,111)	(7,962)
Cash and Cash Equivalents at Beginning of Period	16,943	14,204

Cash and Cash Equivalents at End of Period	$3,832	$6,242

Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $12,941 and $8,855 capitalized for 2012 and 2011, respectively)	$21,461	$37,413
Income taxes, net	13,708	(31,142)
Noncash transactions — accrued property additions at end of period	46,922	21,077

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2012	At December 31, 2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,832	$16,943
Receivables —
Customer accounts receivable	74,413	59,360
Other accounts receivable	2,792	2,122
Affiliated companies	52,796	36,508
Fossil fuel stock, at average cost	16,339	13,038
Materials and supplies, at average cost	45,700	37,603
Prepaid service agreements—current	59,784	28,621
Prepaid income taxes	43,720	5,192
Other prepaid expenses	4,390	4,645
Assets from risk management activities	393	177

Total current assets	304,159	204,209

Property, Plant, and Equipment:
In service	3,602,377	3,167,840
Less accumulated provision for depreciation	710,351	652,087

Plant in service, net of depreciation	2,892,026	2,515,753
Construction work in progress	407,289	666,280

Total property, plant, and equipment	3,299,315	3,182,033

Other Property and Investments:
Goodwill	1,839	1,839
Other intangible assets, net of amortization of $1,867 and $1,476 at June 30, 2012 and December 31, 2011, respectively	47,253	47,644

Total other property and investments	49,092	49,483

Deferred Charges and Other Assets:
Prepaid long-term service agreements	100,971	115,838
Other deferred charges and assets — affiliated	5,259	3,029
Other deferred charges and assets — non-affiliated	26,637	26,385

Total deferred charges and other assets	132,867	145,252

Total Assets	$3,785,433	$3,580,977

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder’s Equity	At June 30, 2012	At December 31, 2011
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$555
Notes payable — non-affiliated	289,241	179,520
Accounts payable —
Affiliated	60,378	63,609
Other	46,360	44,321
Accrued taxes —
Accrued income taxes	5,473	2,548
Other accrued taxes	10,526	2,158
Accrued interest	22,284	21,874
Liabilities from risk management activities	6,645	9,651
Other current liabilities	18,940	7,401

Total current liabilities	459,847	331,637

Long-term Debt	1,303,691	1,302,758

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	382,832	319,790
Deferred convertible investment tax credits	131,696	125,065
Deferred capacity revenues — affiliated	8,389	20,637
Other deferred credits and liabilities — affiliated	3,147	3,618
Other deferred credits and liabilities — non-affiliated	4,743	4,965

Total deferred credits and other liabilities	530,807	474,075

Total Liabilities	2,294,345	2,108,470

Redeemable Noncontrolling Interest	6,644	3,825

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	1,028,701	1,028,210
Retained earnings	459,719	447,301
Accumulated other comprehensive loss	(3,976)	(6,829)

Total common stockholder’s equity	1,484,444	1,468,682

Total Liabilities and Stockholder’s Equity	$3,785,433	$3,580,977

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2012 vs. SECOND QUARTER 2011

AND

YEAR-TO-DATE 2012 vs. YEAR-TO-DATE 2011

OVERVIEW

Southern Power and its wholly-owned subsidiaries construct, acquire, own, and manage generation assets, including renewable energy projects, and sell electricity at market-based prices in the wholesale market. Southern Power continues to execute its strategy through a combination of acquiring and constructing new power plants and by entering into PPAs primarily with investor owned utilities, independent power producers, municipalities, and electric cooperatives. In accordance with this strategy, the Nacogdoches biomass plant began commercial operation on June 22, 2012. See FUTURE EARNINGS POTENTIAL – “Construction Projects” herein for additional information.

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

RESULTS OF OPERATIONS

Net Income

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$2.0	4.5	$(6.4)	(7.8)

Southern Power’s net income for the second quarter 2012 was $46.6 million compared to $44.6 million for the corresponding period in 2011. The increase was primarily due to an increase in energy revenues from sales to affiliates under the IIC, lower fuel and purchased power expenses, and lower interest expense. The increase was partially offset by a decrease in energy revenues from non-affiliates, a decrease in capacity revenues due to a reduction in total MWs of capacity under long-term contracts, increased depreciation, and higher income taxes.

Southern Power’s net income for year-to-date 2012 was $75.9 million compared to $82.3 million for the corresponding period in 2011. The decrease was primarily due to a decrease in energy revenues from non-affiliates, a decrease in capacity revenues due to a reduction in total MWs of capacity under long-term contracts, an increase in depreciation, and an increase in other operations and maintenance expenses. The decrease was partially offset by an increase in energy revenues from sales to affiliates under the IIC, lower fuel and purchased power expenses, and lower interest expense.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues — Non-Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(55.1)	(23.6)	$(111.7)	(26.0)

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

Wholesale revenues from non-affiliates for the second quarter 2012 were $177.9 million compared to $233.0 million for the corresponding period in 2011. The decrease was primarily due to a $60.8 million decrease in energy sales, reflecting a 40.3% decrease in the average price of energy, partially offset by a 1.8% increase in KWH sales. The decrease in revenue from energy sales was partially offset by a $5.7 million increase in capacity revenue due to an increase in the total MWs of capacity under contract with non-affiliates.

Wholesale energy sales to non-affiliates for year-to-date 2012 were $318.4 million compared to $430.1 million for the corresponding period in 2011. The decrease was primarily due to a $121.3 million decrease in energy sales, reflecting a 41.7% decrease in the average price of energy and a 4.0% decrease in KWH sales. The decrease in revenue from energy sales was partially offset by a $9.6 million increase in capacity revenue due to an increase in the total MWs of capacity under contract with non-affiliates.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.

Wholesale Revenues — Affiliates

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$35.4	50.1	$63.9	41.5

Wholesale energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC.

Wholesale revenues from affiliates for the second quarter 2012 were $106.0 million compared to $70.6 million for the corresponding period in 2011. The increase was primarily the result of a $45.4 million increase in energy sales under the IIC, reflecting a 435.1% increase in KWH sales, partially offset by a 37.4% reduction in the average price of energy. The increase in revenue from energy sales was partially offset by an $8.6 million decrease in capacity revenue due to a decrease in total MWs of capacity under contract with affiliates.

Wholesale revenues from affiliates for year-to-date 2012 were $217.7 million compared to $153.8 million for the corresponding period in 2011. The increase was primarily the result of an $87.2 million increase in energy sales under the IIC, reflecting a 360.3% increase in KWH sales, partially offset by a 40.6% reduction in the average price of energy. The increase in revenue from energy sales was partially offset by a $20.6 million decrease in capacity revenue due to a decrease in total MWs of capacity under contract with affiliates.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(9.6)	(9.5)	$(23.3)	(11.4)
Purchased power — non-affiliates	2.9	14.5	14.5	50.9
Purchased power — affiliates	(19.3)	(86.9)	(32.0)	(85.9)

Total fuel and purchased power expenses	$(26.0)		$(40.8)

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

Purchased power expenses will vary depending on demand and the availability and cost of generating resources throughout the Southern Company system and other available contract resources. Load requirements are submitted to the Power Pool on an hourly basis and are fulfilled with the lowest cost alternative, whether that is generation owned by Southern Power, affiliate-owned generation, or external purchases.

In the second quarter 2012, total fuel and purchased power expenses were $117.0 million compared to $143.0 million for the corresponding period in 2011. Fuel and purchased power expenses decreased $83.3 million due to a 44.8% decrease in the average cost of fuel and a 26.1% decrease in the average cost of purchased power. The decrease was partially offset by a $57.3 million net increase associated with a 43.1% increase in the volume of KWHs generated and purchased.

For year-to-date 2012, total fuel and purchased power expenses were $229.0 million compared to $269.8 million for the corresponding period in 2011. Fuel and purchased power expenses decreased $146.9 million due to a 41.8% decrease in the average cost of fuel and a 25.9% decrease in the average cost of purchased power. The decrease was partially offset by a $106.2 million net increase associated with a 41.3% increase in the volume of KWHs generated and purchased.

In the second quarter 2012, fuel expense was $91.6 million compared to $101.2 million for the corresponding period in 2011. The decrease was due to a $74.4 million decrease associated with the cost of fuel, partially offset by a $64.8 million increase associated with the volume of KWHs generated.

For year-to-date 2012, fuel expense was $180.6 million compared to $203.9 million for the corresponding period in 2011. The decrease was due to a $130.0 million decrease associated with the cost of fuel, partially offset by a $106.8 million increase associated with the volume of KWHs generated.

In the second quarter 2012, purchased power expenses were $25.4 million compared to $41.8 million for the corresponding period in 2011. The decrease was due to an $8.9 million decrease associated with the cost of purchased power and a $7.5 million decrease associated with the volume of KWHs purchased.

For year-to-date 2012, purchased power expenses were $48.4 million compared to $65.9 million for the corresponding period in 2011. The decrease was due to a $16.9 million decrease associated with the cost of purchased power and a $0.5 million decrease associated with the volume of KWHs purchased.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$0.2	0.4	$5.8	7.0

In the second quarter 2012, other operations and maintenance expenses were $40.2 million compared to $40.0 million for the corresponding period in 2011. The increase was not material.

For year-to-date 2012, other operations and maintenance expenses were $88.6 million compared to $82.8 million for the corresponding period in 2011. The increase was primarily due to a $4.0 million increase in administrative and general expenses primarily due to increases in business development expenses and affiliate service company expense allocated based on load and fuel burn and a $1.1 million increase in transmission cost.

Depreciation and Amortization

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$3.2	10.4	$5.0	8.1

In the second quarter 2012, depreciation and amortization was $34.0 million compared to $30.8 million for the corresponding period in 2011. The increase was primarily due to a $1.3 million increase in depreciation resulting from an increase in plant in service, a $0.9 million increase due to higher depreciation rates from a depreciation study adopted in January 2012, and a $1.0 million increase in depreciation related to asset retirements.

For year-to-date 2012, depreciation and amortization was $65.9 million compared to $60.9 million for the corresponding period in 2011. The increase was primarily due to a $2.6 million increase in depreciation resulting from an increase in plant in service, a $1.7 million increase due to higher depreciation rates from a depreciation study adopted in January 2012, and a $0.6 million increase in depreciation related to asset retirements.

Interest Expense, Net of Amounts Capitalized

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$(3.9)	(21.5)	$(9.0)	(24.6)

In the second quarter 2012, interest expense, net of amounts capitalized was $13.9 million compared to $17.8 million for the corresponding period in 2011. The decrease was primarily due to a $2.2 million expense reduction associated with the refinancing of $575 million in long-term debt in 2011 and a $1.8 million increase in capitalized interest associated with the construction of the Cleveland County combustion turbine generating plant and the Nacogdoches biomass plant.

For year-to-date 2012, interest expense, net of amounts capitalized was $27.6 million compared to $36.6 million for the corresponding period in 2011. The decrease was primarily due to a $4.4 million expense reduction associated with the refinancing of $575 million in long-term debt in 2011 and a $4.1 million increase in capitalized interest associated with the construction of the Cleveland County combustion turbine generating plant and the Nacogdoches biomass plant.

See FUTURE EARNINGS POTENTIAL — “Construction Projects” herein for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Second Quarter 2012 vs. Second Quarter 2011		Year-to-Date 2012 vs. Year-to-Date 2011

(change in millions)	(% change)	(change in millions)	(% change)
$5.1	21.3	$(2.3)	(5.1)

In the second quarter 2012, income taxes were $29.3 million compared to $24.2 million for the corresponding period in 2011. The increase was primarily due to a $2.9 million increase associated with higher pre-tax earnings, a $1.2 million increase related to a decrease in investment tax credits (ITCs) recognized associated with the construction of the Nacogdoches biomass plant, and a $1.2 million increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid.

For year-to-date 2012, income taxes were $42.7 million compared to $45.0 million for the corresponding period in 2011. The decrease was primarily due to a $3.4 million decrease associated with lower pre-tax earnings and a $2.2 million decrease due to the conclusion of prior year IRS audits, partially offset by a $2.5 million increase related to a decrease in ITCs recognized associated with the construction of the Nacogdoches biomass plant and a $1.2 million increase in Alabama state income taxes due to a decrease in the state income tax deduction for federal income taxes paid.

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Climate Change Litigation

Hurricane Katrina Case

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Climate Change Litigation – Hurricane Katrina Case” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “Climate Change Litigation – Hurricane Katrina Case” in Item 8 of the Form 10-K for additional information. On March 20, 2012, the U.S. District Court for the Southern District of Mississippi dismissed the amended class action complaint filed in May 2011 by the plaintiffs. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot be determined at this time.

Water Quality

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Southern Power in Item 7 of the Form 10-K for additional information on the proposed rules regarding certain cooling water intake structures. The EPA has entered into an amended settlement agreement to extend the deadline for issuing a final rule until June 27, 2013. The ultimate outcome of this rulemaking will depend on the final rule and the outcome of any legal challenges and cannot be determined at this time.

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

On June 26, 2012, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit unanimously rejected all challenges to four of the EPA’s actions relating to the greenhouse gas permitting programs under the Clean Air Act. These rules may impact the amount of time it takes to obtain prevention of significant deterioration permits for new generation and major modifications to existing generating units and the requirements ultimately imposed by those permits. The ultimate impact of these rules cannot be determined at this time and will depend on the outcome of any other legal challenges.

Income Tax Matters

Bonus Depreciation

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) was signed into law. Major tax incentives in the Tax Relief Act include 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 (and for certain long-term construction projects to be placed in service in 2012) and 50% bonus depreciation for property placed in service in 2012 (and for certain long-term construction projects to be placed in service in 2013), which will have a positive impact on the future cash flows of Southern Power through 2013. Consequently, Southern Power’s positive cash flow benefit is estimated to be between $145 million and $190 million in 2012.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions

Apex Nevada Solar, LLC Acquisition

On June 29, 2012, Southern Power and Turner Renewable Energy, Inc. (TRE), through a jointly-owned subsidiary owned 90% by Southern Power, acquired all of the outstanding membership interests of Apex Nevada Solar, LLC (Apex) from Sun Edison, LLC, the original developer of the project. Apex constructed and owns a 20-MW solar photovoltaic facility in North Las Vegas, Nevada. Commercial operation of the solar facility was declared by Apex on July 21, 2012. The output of the plant is contracted under a PPA with Nevada Power Company, a subsidiary of NV Energy, Inc., that began in 2012 and expires in 2037. See Note (I) to the Condensed Financial Statements herein for additional information.

Construction Projects

Cleveland County Units 1-4

In 2008, Southern Power announced plans to build an electric generating plant in Cleveland County, North Carolina. The plant will consist of four combustion turbine natural gas generating units with a total generating capacity of 720 MWs. The units are expected to begin commercial operation in December 2012. Construction costs incurred through June 30, 2012 were $292.5 million. The total estimated cost of the project is expected to be between $335 million and $365 million.

Nacogdoches Biomass Plant

In 2009, Southern Power acquired all of the outstanding membership interests of Nacogdoches Power, LLC (Nacogdoches) from American Renewables LLC, the original developer of the project. Nacogdoches constructed a biomass generating plant in Sacul, Texas with an estimated capacity of 100 MWs. The generating plant is fueled from wood waste. The plant began commercial operation on June 22, 2012. Project costs incurred through June 30, 2012 were $456.5 million. The final cost of the project is expected to be between $465 million and $470 million.

Power Sales Agreements

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

On June 29, 2012, a subsidiary of Southern Power assumed the PPA with Nevada Power Company in connection with the acquisition of Apex. Commercial operation was declared by Apex on July 21, 2012.

Other Matters

Southern Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the U.S. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

law nuisance claims for injunctive relief and property damage allegedly caused by greenhouse gas and other emissions, have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Power and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) herein or in Note 3 to the financial statements of Southern Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Power’s financial statements.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

Southern Power’s financial condition remained stable at June 30, 2012. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See “Sources of Capital” herein for additional information on lines of credit.

Net cash provided from operating activities totaled $128.7 million for the first six months of 2012 compared to $193.3 million for the corresponding period in 2011. The decrease was primarily due to cash received in 2011 for convertible ITCs. Net cash used for investing activities totaled $191.7 million for the first six months of 2012 compared to $204.3 million for the corresponding period in 2011. The decrease was primarily due to a decrease in CWIP expenditures related to construction activities at the Cleveland County and Nacogdoches facilities, partially offset by the acquisition of Apex. Net cash provided from financing activities totaled $49.8 million for the first six months of 2012 compared to $3.1 million for the corresponding period in 2011. The increase was primarily due to an increase in notes payable in 2012 and the repayment of a $65.9 million affiliate loan in 2011, partially offset by lower capital contributions from Southern Company due to contributions received in 2011 to fund construction activities.

Significant asset changes in the balance sheet for the first six months of 2012 include: a $15.1 million increase in accounts receivables from non-affiliated companies and a $16.3 million increase in accounts receivables from affiliated companies primarily due to the seasonality in PPAs; a $38.5 million increase in prepaid income taxes; and a $117.3 million increase in total property, plant, and equipment primarily due to the acquisition of Apex.

Significant liability and stockholder’s equity changes in the balance sheet for the first six months of 2012 include a $109.7 million increase in notes payable non-affiliated primarily due to the acquisition of Apex and a $63.0 million increase in accumulated deferred income taxes primarily due to bonus depreciation.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, scheduled maturities of long-term debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements. There are no requirements through June 30, 2013 to fund maturities of long-term debt.

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

Southern Power’s current liabilities frequently exceed current assets due to the use of short-term debt as a funding source, as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at June 30, 2012 cash and cash equivalents of approximately $3.8 million and a committed credit facility of $500 million (Facility) expiring in 2016. The Facility contains a covenant that limits the ratio of debt to capitalization (each as defined in the Facility) to a maximum of 65% and contains a cross default provision that is restricted only to the indebtedness of Southern Power. Southern Power is currently in compliance with all such covenants. Proceeds from this Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.

Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding

	(in millions)		(in millions)		(in millions)
June 30, 2012:
Commercial paper	$287	0.5%	$205	0.5%	$287

(a)	Average and maximum amounts are based upon daily balances during the period.

Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, the Facility, and cash. In addition, $2.6 million in anticipated prepayment of notes payable to TRE has been reclassified as short-term debt.

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

The maximum potential collateral requirements under these contracts at June 30, 2012 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements

(in millions)
At BBB and Baa2	$ 9
At BBB- and/or Baa3	451
Below BBB- and/or Baa3	1,307

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

Southern Power’s market risk exposure relative to interest rate changes for the second quarter 2012 has not changed materially compared with the December 31, 2011 reporting period. Since a significant portion of outstanding indebtedness bears interest at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

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

The changes in fair value of energy-related derivative contracts for the three and six months ended June 30, 2012 were as follows:

	Second Quarter 2012 Changes	Year-to-Date 2012 Changes

	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(16.1)	$(9.2)
Contracts realized or settled	8.4	9.2
Current period changes(a)	2.0	(5.7)

Contracts outstanding at the end of the period, assets (liabilities), net	$(5.7)	$(5.7)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The changes in the fair value positions of the energy-related derivative contracts for the three and six months ended June 30, 2012 were an increase of $10.4 million and $3.5 million, respectively, which are due to both power and natural gas positions. The changes are attributable to both the volume and prices of power and natural gas as follows:

	June 30, 2012	March 31, 2012	December 31, 2011

Power — net purchased or (sold)

MWHs (in millions)	—	(0.1)	0.1
Weighted average contract cost per MWH above (below) market prices (in dollars)	$ —	$ (5.20)	$ (1.04)

Natural gas net purchased

Commodity — million mmBtu	18.3	28.2	8.3
Commodity — weighted average contract cost per mmBtu above (below) market prices (in dollars)	$0.83	$ 1.57	$ 1.18

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The fair value of energy-related derivative contracts by hedge designation reflected in the financial statements as assets (liabilities) consists of the following:

Asset (Liability) Derivatives	June 30, 2012	December 31, 2011

(in millions)
Cash flow hedges	$ (1.1)	$ (0.8)
Not designated	(4.6)	(8.4)

Total fair value	$ (5.7)	$ (9.2)

Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.

Total net unrealized pre-tax gains (losses) recognized in the statements of income for the three and six months ended June 30, 2012 for energy-related derivative contracts that were not hedges were $10.3 million and $3.8 million, respectively, and will continue to be marked to market until the settlement date. Included in these amounts are gains (losses) on derivative contracts payable to third parties in the amounts of $9.0 million and $3.8 million, respectively. For the three and six months ended June 30, 2011, the total net unrealized pre-tax gains (losses) recognized in the statements of income for energy-related derivative contracts that were not hedges were $(0.9) million and $(0.8) million, respectively.

Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2012 were as follows:

		June 30, 2012 Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(5.7)	(6.2)	0.1	0.4
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(5.7)	$(6.2)	$0.1	$0.4

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 could impact the use of over-the-counter derivatives by Southern Power. Regulations to implement the Dodd-Frank Act will impose additional requirements on the use of over-the-counter derivatives for both Southern Power and its derivative counterparties, which could affect both the use and cost of over-the-counter derivatives. Although all relevant regulations have not been finalized, Southern Power does not expect the impact of these rules to be material.

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

In June 2012, Southern Power issued a $3.6 million promissory note, due June 15, 2032, to TRE related to the financing of Apex.

During the six months ended June 30, 2012, Southern Power prepaid $0.6 million of long-term debt.

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

ALABAMA POWER COMPANY

GEORGIA POWER COMPANY

GULF POWER COMPANY

MISSISSIPPI POWER COMPANY

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

INDEX TO APPLICABLE NOTES TO

FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, J

Alabama Power	A, B, C, E, F, G, H

Georgia Power	A, B, C, E, F, G, H

Gulf Power	A, B, C, E, F, G, H

Mississippi Power	A, B, C, E, F, G, H

Southern Power	A, B, C, E, G, H, I

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

ALABAMA POWER COMPANY

GEORGIA POWER COMPANY

GULF POWER COMPANY

MISSISSIPPI POWER COMPANY

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A)	INTRODUCTION

The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2011 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2012 and 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.

Certain prior years’ data presented in the financial statements have been reclassified to conform to the current year presentation.

Investments in Leveraged Leases

See Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional information.

The recent financial and operational performance of one of Southern Company’s lessees and the associated generation assets has raised potential concerns on the part of Southern Company as to the credit quality of the lessee and the residual value of the assets. Current projections indicate significant uncertainty as to whether the lessee will be able to pay the December 2012 semi-annual rent payment in full. Southern Company is currently engaged in discussions with the lessee and the holders of the project’s nonrecourse debt to restructure the debt payments and the related rental payments to allow additional capital investment in the project to be made to improve the operation of the generation assets and the financial viability of the lease transaction. Southern Company believes there is a reasonable possibility that it will be able to reach an agreement with the lessee and the debtholders to restructure the project. However, due to continued poor performance of the generation assets and the uncertainties surrounding the receipt of the December 2012 semi-annual rent payment and its ability to successfully restructure the project, Southern Company has placed the lease on nonaccrual status whereby income associated with this investment will not be recognized in the financial statements beginning in July 2012. If the attempts at restructuring the project are unsuccessful and the project is ultimately abandoned, the potential impairment loss that would be incurred is approximately $90 million on an after-tax basis. The ultimate outcome of this matter cannot be determined at this time.

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

Insurance Recovery

Mirant Corporation (Mirant) was an energy company with businesses that included independent power projects and energy trading and risk management companies in the U.S. and other countries. Mirant was a wholly-owned subsidiary of Southern Company until its initial public offering in 2000. In 2001, Southern Company completed a spin-off to its stockholders of its remaining ownership, and Mirant became an independent corporate entity.

In 2003, Mirant and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In 2005, Mirant, as a debtor in possession, and the unsecured creditors’ committee filed a complaint against Southern Company. Later in 2005, this complaint was transferred to MC Asset Recovery, LLC (MC Asset Recovery) as part of Mirant’s plan of reorganization. In 2009, Southern Company entered into a settlement agreement with MC Asset Recovery to resolve this action. The settlement included an agreement where Southern Company paid MC Asset Recovery $202 million. Southern Company filed an insurance claim in 2009 to recover a portion of this settlement and received a nontaxable $25 million payment from its insurance provider on June 14, 2012. Additionally, legal fees related to this insurance settlement totaled approximately $6 million. The net reduction to expense for this insurance settlement was approximately $19 million.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

In 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree, resolving claims relating to the alleged NSR violations at Plant Miller. In September 2010, the EPA dismissed five of its eight remaining claims against Alabama Power, leaving only three claims, including one relating to the unit co-owned by Mississippi Power. In March 2011, the U.S. District Court for the Northern District of Alabama granted Alabama Power summary judgment on all remaining claims and dismissed the case with prejudice. That judgment is on appeal to the U.S. Court of Appeals for the Eleventh Circuit. On February 23, 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the judgment and recusal of the judge in the case involving Alabama Power (including claims related to a unit co-owned by Mississippi Power). The U.S. District Court for the Northern District of Alabama has not ruled on the EPA’s motion seeking vacatur of the judgment.

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

Hurricane Katrina Case

In 2005, immediately following Hurricane Katrina, a lawsuit was filed in the U.S. District Court for the Southern District of Mississippi by Ned Comer on behalf of Mississippi residents seeking recovery for property damage and personal injuries caused by Hurricane Katrina. In 2006, the plaintiffs amended the complaint to include Southern Company and many other electric utilities, oil companies, chemical companies, and coal producers. The plaintiffs allege that the defendants contributed to climate change, which contributed to the intensity of Hurricane Katrina. In 2007, the U.S. District Court for the Southern District of Mississippi dismissed the case. On appeal to the U.S. Court of Appeals for the Fifth Circuit, a three-judge panel reversed the U.S. District Court for the Southern District of Mississippi, holding that the case could proceed, but, on rehearing, the full U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs’ appeal, resulting in reinstatement of the decision of the U.S. District Court for the Southern District of Mississippi in favor of the defendants. In May 2011, the plaintiffs filed an amended version of their class action complaint, arguing that the earlier dismissal was on procedural grounds and under Mississippi law the plaintiffs have a right to re-file. The amended complaint was also filed against numerous chemical, coal, oil, and utility companies, including Alabama Power, Georgia Power, Gulf Power, and Southern Power. On March 20, 2012, the U.S. District Court for the Southern District of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Mississippi dismissed the plaintiffs’ amended complaint. On April 16, 2012, the plaintiffs appealed the case to the U.S. Court of Appeals for the Fifth Circuit. Each Southern Company entity named in the lawsuit believes that these claims are without merit. While each Southern Company entity named in the lawsuit believes the likelihood of loss is remote based on existing case law, it is not possible to predict with certainty whether any Southern Company entity named in the lawsuit will incur any liability in connection with this matter. The ultimate outcome of this matter cannot be determined at this time.

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

Georgia Power’s environmental remediation liability as of June 30, 2012 was $20 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional cleanup and claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and the CERCLA NPL are anticipated.

In 2008, the EPA advised Georgia Power that it has been designated as a PRP at the Ward Transformer Superfund site located in Raleigh, North Carolina. Numerous other entities have also received notices regarding this site from the EPA. In September 2011, the EPA issued a unilateral administrative order (UAO) to Georgia Power and 22 other parties, ordering specific remedial action of certain areas at the Ward Transformer Superfund site. Georgia Power does not believe it is a liable party under CERCLA based on its alleged connection to the site. As a result, in November 2011, Georgia Power filed a response with the EPA indicating that Georgia Power is not willing to undertake the work set forth in the UAO because Georgia Power has sufficient cause to believe it is not a liable party. In November 2011, the EPA sent Georgia Power a letter stating that the EPA does not consider Georgia Power to be in compliance with the UAO. The EPA also stated that it is considering enforcement options against Georgia Power and other UAO recipients who are not complying with the UAO. The EPA may seek to enforce the UAO in court pursuant to its enforcement authority under CERCLA and may seek recovery of its costs in undertaking the UAO work. If the court determines that a respondent failed to comply with the UAO without sufficient cause, the EPA may also seek civil penalties of up to $37,500 per day for the violation and punitive damages of up to three times the costs incurred by the EPA as a result of the party’s failure to comply with the UAO.

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

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $60 million as of June 30, 2012. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

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

In 2008, the government filed an appeal and, in March 2011, the U.S. Court of Appeals for the Federal Circuit issued an order in which it affirmed the damage award to Alabama Power, but remanded the Georgia Power portion of the proceeding back to the U.S. Court of Federal Claims for reconsideration of the damages amount in light of the spent nuclear fuel acceptance rates adopted in a separate proceeding by the U.S. Court of Appeals for the Federal Circuit. In July 2011, the court entered final judgment in favor of Alabama Power and awarded Alabama Power approximately $17 million. In April 2012, the award was credited to cost of service for the benefit of Alabama Power customers.

On April 5, 2012, Georgia Power and the government entered into a stipulation to conclude this litigation, which provided for judgment in favor of Georgia Power and awarded Georgia Power approximately $27 million in damages, based on its ownership interests. On April 5, 2012, the stipulation was approved by the U.S. Court of Federal Claims. The proceeds were received and credited to the Georgia Power accounts where the original costs were charged and were used to reduce rate base, fuel, and cost of service for the benefit of Georgia Power customers.

In 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim) due to the government’s alleged continuing breach of contract. The complaint does not contain any specific dollar amount for recovery of damages. Damages will continue to accumulate until the issue is resolved or the storage is provided. No amounts have been recognized in the financial statements as of June 30, 2012 for the second claim. The final outcome of this matter cannot be determined at this time.

Sufficient pool storage capacity for spent fuel is available at Plant Vogtle Units 1 and 2 to maintain full-core discharge capability for both units into 2014. Construction of an on-site dry storage facility at Plant Vogtle Units 1 and 2 has begun and is expected to be operational in sufficient time to maintain pool full-core discharge capability. At Plants Hatch and Farley, on-site dry spent fuel storage facilities are operational and can be expanded to accommodate spent fuel through the expected life of each plant.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

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

On January 20, 2012, Mississippi Power reached a settlement agreement with its wholesale customers, which was executed by all parties on March 9, 2012. The settlement agreement provides that base rates under the cost-based electric tariff will increase by approximately $22.6 million over a 12-month period with revised rates effective April 1, 2012. In 2012, the amount of base rate revenues to be received from the agreed upon increase will be approximately $17.0 million. On March 12, 2012, Mississippi Power filed an unopposed motion to place wholesale MRA interim rates into effect pending approval of the settlement agreement between the parties by the FERC. On March 28, 2012, the FERC approved the motion to place interim rates into effect beginning in May 2012. Approval of the settlement agreement by the FERC has been delayed until later in 2012. The ultimate outcome of this matter cannot be determined at this time.

Retail Regulatory Matters

Alabama Power

Rate CNP

See Note 3 to the financial statements of Southern Company and Alabama Power under “Retail Regulatory Matters  — Alabama Power — Rate CNP” and “Retail Regulatory Matters — Rate CNP,” respectively, in Item 8 of the Form 10-K for additional information regarding Alabama Power’s recovery of retail costs through Rate Certificated New Plant Power Purchase Agreement (Rate CNP) and Rate Certificated New Plant Environmental (Rate CNP Environmental). Alabama Power’s under recovered Rate CNP balance as of June 30, 2012 was $2 million as compared to $6 million at December 31, 2011. Alabama Power’s under recovered Rate CNP Environmental balance as of June 30, 2012 was $26 million as compared to $11 million at December 31, 2011. These under recovered balances at June 30, 2012 are included in deferred under recovered regulatory clause revenues on Southern Company’s and Alabama Power’s Condensed Balance Sheets herein. For Rate CNP, this classification is based on an estimate, which includes such factors as purchased power capacity and energy demand. For Rate CNP Environmental, this classification is based on an estimate, which includes such factors as costs to comply with environmental mandates and energy demand. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered retail costs.

Natural Disaster Cost Recovery

See Note 3 to the financial statements of Southern Company and Alabama Power under “Retail Regulatory Matters  — Alabama Power — Natural Disaster Reserve” and “Retail Regulatory Matters — Natural Disaster Reserve,” respectively, in Item 8 of the Form 10-K for additional information regarding natural disaster cost recovery. At June 30, 2012, the NDR had an accumulated balance of $105 million, which is included in Southern Company’s and Alabama Power’s Condensed Balance Sheets herein under other regulatory liabilities, deferred. The accruals are reflected as operations and maintenance expenses in Southern Company’s and Alabama Power’s Condensed Statements of Income herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Georgia Power

Fuel Cost Recovery

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery” and “Retail Regulatory Matters – Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

On June 21, 2012, the Georgia PSC approved a decrease in Georgia Power’s fuel cost recovery rates of 19%, which reduced annual billings by $567 million effective June 1, 2012. The decrease in fuel costs resulted from lower natural gas prices as a result of increased natural gas supplies.

As of June 30, 2012, Georgia Power had a total over recovered fuel cost balance of approximately $99 million compared to an under recovered balance of $137 million at December 31, 2011. The over recovered fuel costs at June 30, 2012 are included in other current liabilities and other deferred credits and liabilities on Southern Company’s and Georgia Power’s Condensed Balance Sheets herein. The under recovered fuel costs at December 31, 2011 are included in current assets on Southern Company’s and Georgia Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Southern Company’s or Georgia Power’s revenues or net income, but will affect cash flow.

2011 Integrated Resource Plan Update

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters – Georgia Power – 2011 Integrated Resource Plan Update” and “Retail Regulatory Matters – 2011 Integrated Resource Plan Update,” respectively, in Item 8 of the Form 10-K for additional information.

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

On February 16, 2012, a group of petitioners who had intervened in the NRC’s combined construction and operating licenses (COLs) proceedings for Plant Vogtle Units 3 and 4 filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review and a stay of the NRC’s issuance of the COLs. In addition, on February 16, 2012, another group of petitioners filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the NRC’s certification of the Westinghouse Design Certification Document, as amended (DCD). On April 3, 2012, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion filed by these two groups of petitioners to consolidate their challenges. On April 18, 2012, another group of petitioners filed a motion to stay the effectiveness of the order issuing the COLs for Plant Vogtle Units 3 and 4 with the U.S. District Court for the District of Columbia. On July 11, 2012, the U.S. Court of Appeals for the District of Columbia Circuit denied the petitioners’ motion to stay the effectiveness of the COLs. Georgia Power has intervened in and intends to vigorously contest these petitions.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4. In addition, the Georgia PSC voted to approve inclusion of the related CWIP accounts in rate base. Also in 2009, the Governor of the State of Georgia signed into law the Georgia Nuclear Energy Financing Act that allows Georgia Power to recover financing costs for nuclear construction projects by including the related CWIP accounts in rate base during the construction period. With respect to Plant Vogtle Units 3 and 4, this legislation allows Georgia Power to recover projected financing costs of approximately $1.7 billion during the construction period beginning in 2011, which reduces the projected in-service cost to approximately $4.4 billion. The Georgia PSC has ordered Georgia Power to report against this total certified cost of approximately $6.1 billion. In addition, in December 2010, the Georgia PSC approved Georgia Power’s NCCR tariff. The NCCR tariff became effective January 1, 2011 and adjustments are filed with the Georgia PSC on November 1 of each year to become effective on January 1 of the following year. Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At June 30, 2012, approximately $64 million of these 2009 and 2010 costs remained in CWIP.

Georgia Power, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Owners) and Westinghouse and Stone & Webster, Inc. (collectively, Contractor) have established both informal and formal dispute resolution procedures in accordance with the engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle entered into by the parties (Vogtle 3 and 4 Agreement) in order to resolve issues arising during the course of constructing a project of this magnitude. The Contractor and Georgia Power (on behalf of the Owners) have successfully initiated both formal and informal claims through these procedures, including ongoing claims, to resolve disputes. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and Georgia Power (on behalf of the Owners) are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

During the course of construction activities, issues have arisen that may impact the project budget and schedule. The most significant issues relate to costs associated with design changes to the DCD and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the COLs by the NRC. The Owners and the Contractor have begun negotiations regarding these issues, including the assertion by the Contractor that the Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Through correspondence sent to the Owners, the Contractor has provided its proposed adjustment to the contract price and has initiated the formal dispute resolution process. The Contractor’s estimated adjustment attributable to Georgia Power (based on Georgia Power’s ownership interest regarding these issues) is approximately $425 million (in 2008 dollars) with respect to these issues. Georgia Power has not agreed with the amount of these proposed adjustments or that the Owners have responsibility for any costs related to these issues. While the formal dispute resolution process has been initiated, Georgia Power expects negotiations with the Contractor to continue over the next several months with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions. Georgia Power intends to vigorously defend its positions. If these costs ultimately are imposed upon the Owners, Georgia Power would seek an amendment to the certified cost of Plant Vogtle Units 3 and 4, if necessary. In connection with these negotiations, the Owners are evaluating whether maintaining the currently scheduled commercial operation dates of 2016 and 2017 remains in the best interest of their customers. Additional claims by the Contractor or Georgia Power (on behalf of the Owners) are expected to arise throughout the construction of Plant Vogtle Units 3 and 4.

In addition, there are processes in place to assure compliance with the design requirements specified in the DCD and the COLs, including rigorous inspection by Southern Nuclear and the NRC that occurs throughout construction. During a routine inspection in April 2012, the NRC identified that certain details of the rebar construction in the Plant Vogtle Unit 3 nuclear island were not consistent with the DCD. In May 2012, Southern Nuclear received an official notice of violation relating to these findings from the NRC. The design changes were determined to have minimal safety significance and, on August 1, 2012, Southern Nuclear filed a license amendment request with the NRC to clarify that the nuclear island concrete and rebar construction will conform to NRC requirements. Various inspection and other issues are expected to arise from time to time as construction proceeds, which may result in additional license amendments or require other resolution.

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

Other Construction

See Note 3 to the financial statements of Southern Company and Georgia Power under “Retail Regulatory Matters – Georgia Power – Other Construction” and “Construction – Other Construction,” respectively, in Item 8 of the Form 10-K for additional information.

Plant McDonough Unit 1 was retired on February 29, 2012. Georgia Power placed Plant McDonough-Atkinson Unit 5 into service on April 26, 2012. Plant McDonough-Atkinson Unit 6 is scheduled to be placed into service in November 2012.

Gulf Power

Retail Base Rate Case

See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Retail Base Rate Case” in Item 8 of the Form 10-K for additional information.

On March 12, 2012, the Florida PSC approved a permanent increase in retail base rates and charges of $64 million effective April 11, 2012. The amount of the permanent increase includes the previously approved $38.5 million interim retail rate increase implemented in September 2011. The Florida PSC’s decision on the amount of the permanent increase also included a determination that none of the base rate revenues collected on an interim basis would be refunded. Gulf Power’s authorized retail ROE is a range of 9.25% to 11.25% with new retail base rates set at the midpoint retail ROE of 10.25%. In addition, the Florida PSC also approved a step increase to Gulf Power’s retail base rates and charges of $4 million to be effective in January 2013. On April 18, 2012, Gulf Power filed a motion to reconsider one aspect of the decision dealing with property acquired as a potential site for a future generating plant. On July 17, 2012, the Florida PSC denied Gulf Power’s motion and reaffirmed its earlier decision.

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

On June 19, 2012, the Florida PSC approved a decrease in Gulf Power’s fuel rates of 7.8%, which will reduce annual billings by approximately $58.8 million effective July 2, 2012.

Over recovered fuel costs at June 30, 2012 totaled $41.6 million compared to $9.9 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Purchased Power Capacity Recovery

See Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters — Purchased Power Capacity Recovery,” respectively, in Item 8 of the Form 10-K for additional information.

Over recovered purchased power capacity costs at June 30, 2012 totaled $7.9 million compared to $8.0 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

Environmental Cost Recovery

See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.

On April 3, 2012, the Mississippi PSC approved Mississippi Power’s request for a CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. On May 3, 2012, the Sierra Club filed a notice of appeal of the order with the Chancery Court of Harrison County, Mississippi (Chancery Court). These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, excluding AFUDC, and it is scheduled for completion in December 2015. Gulf Power’s portion of the cost is expected to be recovered through the environmental cost recovery clause. The ultimate outcome of this matter cannot be determined at this time.

Over recovered environmental costs at June 30, 2012 totaled $3.6 million compared to $10.0 million at December 31, 2011. These amounts are included in other regulatory liabilities, current on Gulf Power’s Condensed Balance Sheets herein.

Energy Conservation Cost Recovery

See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Energy Conservation Cost Recovery” in Item 8 of the Form 10-K for additional information.

Under recovered energy conservation costs at June 30, 2012 totaled $1.6 million compared to $3.1 million at December 31, 2011. These amounts are included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein.

Mississippi Power

Performance Evaluation Plan

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Performance Evaluation Plan” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s base rates.

On April 2, 2012, Mississippi Power filed a motion to suspend the 2011 PEP lookback filing. Unresolved matters related to certain costs included in the 2010 PEP lookback filing also impact the 2011 PEP lookback filing, making it impractical to determine Mississippi Power’s actual retail return on investment for 2011 for purposes of the 2011 PEP lookback filing. An order granting the suspension of the 2011 PEP lookback was signed by the Mississippi PSC on May 8, 2012. The ultimate outcome of these matters cannot be determined at this time.

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

On February 14, 2012, Mississippi Power submitted its 2012 ECO Plan filing, which proposed a 0.3% increase in annual revenues for Mississippi Power. In compliance with the CPCN to construct a scrubber on Plant Daniel Units 1 and 2, Mississippi Power revised the 2012 ECO Plan filing to exclude scrubber expenditures from rate base, which resulted in a 0.16% decrease in annual revenues. On June 22, 2012, the 2012 ECO Plan filing, including the proposed rate decrease, was approved by the Mississippi PSC, effective on June 29, 2012.

On April 3, 2012, the Mississippi PSC approved Mississippi Power’s request for a CPCN to construct a scrubber on Plant Daniel Units 1 and 2. On May 3, 2012, the Sierra Club filed a notice of appeal of the order with the Chancery Court. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power’s portion being $330 million, excluding AFUDC. The project is scheduled for completion in December 2015. Mississippi Power’s portion of the cost is expected to be recovered through the ECO Plan. As of June 30, 2012, total project expenditures were $82.0 million, with Mississippi Power’s portion being $41.0 million. The ultimate outcome of this matter cannot be determined at this time.

Certificated New Plant

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Certificated New Plant” in Item 8 of the Form 10-K and “Integrated Coal Gasification Combined Cycle” herein for additional information.

On May 23, 2012, the Mississippi Public Utilities Staff signed a joint stipulation with Mississippi Power to establish a new rate schedule for Certificated New Plant-A (CNP-A), a proposed cost recovery mechanism designed specifically to recover financing costs during the construction phase of the Kemper IGCC. An amended and restated stipulation was subsequently executed and filed on June 1, 2012. On June 14, 2012, Mississippi Power submitted to the Mississippi PSC a proposed supplemental compliance filing to establish the new CNP-A rate schedule and a stipulated rate increase based upon the revenue request of between $55.3 million and $58.6 million to recover financing costs over the remainder of 2012.

On June 22, 2012, the Mississippi PSC denied the proposed CNP-A rate schedule and the 2012 rate recovery filings submitted by Mississippi Power, pending a final ruling from the Mississippi Supreme Court regarding the motion for stay and notice of appeal filed by the Sierra Club on April 26, 2012 relating to the Mississippi PSC’s issuance of the CPCN for the Kemper IGCC. On July 9, 2012, Mississippi Power appealed the Mississippi PSC’s June 22, 2012 decision to the Mississippi Supreme Court and requested interim rates under bond of $55.3 million while the Mississippi Supreme Court decides Mississippi Power’s appeal of the Mississippi PSC’s June 22, 2012 decision. On July 31, 2012, the Mississippi Supreme Court denied Mississippi Power’s request for interim rates under bond. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Fuel Cost Recovery

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery.

At June 30, 2012, the amount of over recovered retail fuel costs included in Mississippi Power’s Condensed Balance Sheets herein was $55.5 million compared to $42.4 million at December 31, 2011. Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At June 30, 2012, the amount of over recovered wholesale MRA and MB fuel costs included in Mississippi Power’s Condensed Balance Sheets herein was $17.4 million and $2.4 million, respectively, compared to $14.3 million and $2.2 million, respectively, at December 31, 2011. In addition, at June 30, 2012 and December 31, 2011, the amount of over recovered MRA emissions allowance cost included in Mississippi Power’s Condensed Balance Sheets herein was $1.0 million and $1.7 million, respectively. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, any changes in the billing factors will not have a significant effect on Mississippi Power’s revenues or net income, but will affect annual cash flow.

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

In June 2010, the Sierra Club filed an appeal of the Mississippi PSC’s June 2010 decision to grant the CPCN for the Kemper IGCC with the Chancery Court. Subsequently, in July 2010, the Sierra Club also filed an appeal directly with the Mississippi Supreme Court. In October 2010, the Mississippi Supreme Court dismissed the Sierra Club’s direct appeal. In February 2011, the Chancery Court issued a judgment affirming the 2010 MPSC Order and, in March 2011, the Sierra Club appealed the Chancery Court’s decision to the Mississippi Supreme Court. On March 15, 2012, the Mississippi Supreme Court reversed the Chancery Court’s decision and the 2010 MPSC Order and remanded the matter to the Mississippi PSC to correct the 2010 MPSC Order. The Mississippi Supreme Court concluded that the 2010 MPSC Order did not cite in sufficient detail substantial evidence upon which the Mississippi Supreme Court could determine the basis for the findings of the Mississippi PSC granting the CPCN.

On March 30, 2012, the Mississippi PSC issued temporary authorization for the continuation of construction of the Kemper IGCC. On April 24, 2012, the Mississippi PSC issued a detailed order on remand (2012 MPSC Order) confirming the CPCN for the Kemper IGCC subject to the same conditions set forth in the 2010 MPSC Order. On April 26, 2012, the Sierra Club filed a motion for stay and a notice of appeal of the 2012 MPSC Order with the Chancery Court. On May 18, 2012, Mississippi Power’s motion to join the appeal was approved.

The certificated cost estimate of the Kemper IGCC is $2.4 billion, net of $245.3 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (CCPI2) and excluding the cost of the lignite mine and equipment and the carbon dioxide (CO2) pipeline facilities. The 2012 MPSC Order, like the 2010 MPSC Order, (1) approved a construction cost cap of up to $2.88 billion (exemptions from the cost cap include the cost of the lignite mine and equipment and the CO2 pipeline facilities and certain general exceptions, including change of law, force majeure, and beneficial capital), (2) provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power’s proposal, and (3) approved financing cost recovery on CWIP balances not to exceed the certificated cost estimate, which provided for the accrual of AFUDC in 2010 and 2011 and provides for the current recovery of financing costs on 100% of CWIP in 2012, 2013, and through May 1, 2014, (provided that the amount of CWIP allowed is (i) reduced by the amount of state and federal government construction cost incentives received by

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Mississippi Power in excess of $296 million to the extent that such amount increases cash flow for the pertinent regulatory period and (ii) justified by a showing that such CWIP allowance will benefit customers over the life of the Kemper IGCC). The current cost estimate of the Kemper IGCC is $2.88 billion, including a $72 million contingency.

The Mississippi PSC order established periodic prudence reviews during the annual CWIP review process. Of the total costs incurred through March 2009, $46 million has been reviewed and approved by the Mississippi PSC. A decision regarding the remaining $5 million has been deferred to a later date. The timing of the review of the remaining Kemper IGCC costs has not been determined.

The Kemper IGCC, expected to begin commercial operation in May 2014, will use locally mined lignite (an abundant, lower heating value coal) from a mine adjacent to the Kemper IGCC as fuel. The mine is scheduled to be placed into service in June 2013. In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and has acquired and will continue to acquire mineral reserves located around the Kemper IGCC site in Kemper County. The estimated capital cost of the mine is approximately $245 million, of which $99.9 million has been incurred through June 30, 2012.

In May 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC, a subsidiary of The North American Coal Corporation (Liberty Fuels), which will develop, construct, and manage the mining operations. Due to the fact that Liberty Fuels conducts all of its activities on behalf of Mississippi Power, Liberty Fuels qualifies as a variable interest entity for which Mississippi Power is the primary beneficiary. The contract with Liberty Fuels is effective through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. Consistent with the requirements of consolidation accounting, Liberty Fuels is consolidated in the financial statements of Mississippi Power and accordingly the asset retirement cost and the ARO have been recorded in Mississippi Power’s financial statements. In addition to the obligation to fund the reclamation activities, Mississippi Power currently provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses.

In December 2011, the Mississippi Department of Environmental Quality (MDEQ) approved the surface coal mining and the water pollution control permits for the mining operations operated by Liberty Fuels. On January 12, 2012, two individuals each filed a notice of appeal and a request for evidentiary hearing with the MDEQ regarding the surface coal mining and water pollution control permits. On March 8, 2012, the MDEQ permit board affirmed its issuance of the surface coal mining and water pollution control permits.

In 2009, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $133 million of Internal Revenue Code Section 48A tax credits (Phase I) to Mississippi Power. In April 2011, Mississippi Power received notification from the IRS formally certifying that the IRS allocated $279 million of Internal Revenue Code Section 48A tax credits (Phase II) to Mississippi Power. The utilization of Phase I and Phase II credits is dependent upon meeting the IRS certification requirements, including an in-service date no later than May 11, 2014 for the Phase I credits and April 19, 2016 for the Phase II credits. In order to remain eligible for the Phase II credits, Mississippi Power plans to capture and sequester (via enhanced oil recovery) at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the recapture rules for Section 48A investment tax credits. Through June 30, 2012, Mississippi Power received or accrued tax benefits totaling $197 million for these tax credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC. Based on current tax laws and regulations in effect, Mississippi Power expects to receive substantially all of the tax credits accrued through June 30, 2012 by June 30, 2013.

In July 2010, Mississippi Power and SMEPA entered into an asset purchase agreement whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In December 2010, Mississippi Power and SMEPA filed a joint petition with the Mississippi PSC requesting regulatory approval of SMEPA’s 17.5% undivided interest in the Kemper IGCC. On February 28, 2012, the Mississippi PSC approved the joint petition for the sale and transfer of 17.5% of the Kemper IGCC to SMEPA. On June 29, 2012, Mississippi Power and SMEPA signed an amendment to the asset purchase agreement whereby SMEPA extended its option to purchase until December 31, 2012 and reduced its purchase

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC, subject to approval by the Mississippi PSC. The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions.

On March 6, 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the purchase. While the expectation is that the amount will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposit upon the termination of the asset purchase agreement, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA’s discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody’s or ceases to be rated by either of these rating agencies. Given the interest-bearing nature of the deposit and SMEPA’s ability to request a refund, the deposit has been presented as a current liability in Mississippi Power’s Condensed Balance Sheet herein and as financing proceeds in Mississippi Power’s Condensed Statement of Cash Flows herein.

As of June 30, 2012, Mississippi Power had spent a total of $1.7 billion on the Kemper IGCC including the cost of the lignite mine and equipment, the CO2 pipeline facilities, and regulatory filing costs. Of this total, $1.6 billion was included in CWIP (which is net of $245.3 million of CCPI2 grant funds), $29.0 million was recorded in other regulatory assets, $2.6 million was recorded in other deferred charges and assets, and $1.0 million was previously expensed.

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Certificated New Plant” in Item 8 of the Form 10-K and “Retail Regulatory Matters – Certificated New Plant” herein for information on the proposed rate schedules related to the Kemper IGCC.

The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(C) FAIR VALUE MEASUREMENTS

As of June 30, 2012, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
As of June 30, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$24	$—	$24
Interest rate derivatives	—	12	—	12
Nuclear decommissioning trusts(a)	450	784	—	1,234
Cash equivalents and restricted cash	512	—	—	512
Other investments	1	53	15	69

Total	$963	$873	$15	$1,851

Liabilities:
Energy-related derivatives	$—	$194	$—	$194
Interest rate derivatives	—	28	—	28
Foreign currency derivatives	—	2	—	2

Total	$—	$224	$—	$224

Alabama Power
Assets:
Energy-related derivatives	$—	$3	$—	$3
Nuclear decommissioning trusts:(b)
Domestic equity	274	60	—	334
Foreign equity(d)	25	49	—	74
U.S. Treasury and government agency securities	—	23	—	23
Corporate bonds	—	101	—	101
Mortgage and asset backed securities	—	25	—	25
Other	—	12	—	12

Total	$299	$273	$—	$572

Liabilities:
Energy-related derivatives	$—	$35	$—	$35
Interest rate derivatives	—	28	—	28

Total	$—	$63	$—	$63

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
As of June 30, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$17	$—	$17
Nuclear decommissioning trusts:(b) (c)
Domestic equity	151	1	—	152
Foreign equity(d)	—	102	—	102
U.S. Treasury and government agency securities	—	45	—	45
Municipal bonds	—	103	—	103
Corporate bonds	—	120	—	120
Mortgage and asset backed securities	—	118	—	118
Other	—	24	—	24
Cash equivalents	149	—	—	149

Total	$300	$530	$—	$830

Liabilities:
Energy-related derivatives	$—	$75	$—	$75

Gulf Power
Assets:
Energy-related derivatives	$—	$2	$—	$2
Cash equivalents	15	—	—	15

Total	$15	$2	$—	$17

Liabilities:
Energy-related derivatives	$—	$39	$—	$39

Mississippi Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Cash equivalents	146	—	—	146

Total	$146	$1	$—	$147

Liabilities:
Energy-related derivatives	$—	$38	$—	$38
Foreign currency derivatives	—	2	—	2

Total	$—	$40	$—	$40

Southern Power
Assets:
Energy-related derivatives	$—	$1	$—	$1

Liabilities:
Energy-related derivatives	$—	$7	$—	$7

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.
(b)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.
(c)	Includes the investment securities pledged to creditors and cash collateral received and payables related to the securities lending program. As of June 30, 2012, approximately $38 million of the fair market value of Georgia Power’s nuclear decommissioning trust funds’ securities were on loan and pledged to creditors under the funds’ managers’ securities lending program.
(d)	Level 1 securities consist of actively traded stocks, while Level 2 securities consist of pooled funds.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

As of June 30, 2012, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

As of June 30, 2012:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

	(in millions)
Southern Company
Nuclear decommissioning trusts:
Corporate bonds — commingled funds	$8	None	Daily	1 to 3 days
Other — commingled funds	73	None	Daily/Monthly	Daily/7 days
Trust-owned life insurance	91	None	Daily	15 days
Cash equivalents and restricted cash:
Money market funds	512	None	Daily	Not applicable

Alabama Power
Nuclear decommissioning trusts:
Other — commingled funds	49	None	Daily/Monthly	Daily/7 days
Trust-owned life insurance	91	None	Daily	15 days

Georgia Power
Nuclear decommissioning trusts:
Corporate bonds — commingled funds	8	None	Daily	1 to 3 days
Other — commingled funds	24	None	Daily	Not applicable
Cash equivalents:
Money market funds	149	None	Daily	Not applicable

Gulf Power
Cash equivalents:
Money market funds	15	None	Daily	Not applicable

Mississippi Power
Cash equivalents:
Money market funds	146	None	Daily	Not applicable

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

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

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three and six months ended June 30, 2012, the change in fair value of the funds, which includes reinvested interest and dividends and excludes the Funds’ expenses, is recorded in the regulatory liability and was a decrease of $22 million and an increase of $64 million, respectively, for Southern Company, a decrease of $16 million and an increase of $33 million, respectively, for Alabama Power, and a decrease of $6 million and an increase of $31 million, respectively, for Georgia Power.

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

At June 30, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value

(in millions)
Long-term debt:
Southern Company	$21,451	$23,477
Alabama Power	$ 6,130	$ 6,893
Georgia Power	$ 9,856	$10,703
Gulf Power	$ 1,246	$ 1,384
Mississippi Power	$ 1,576	$ 1,690
Southern Power	$ 1,306	$ 1,416

The fair values are primarily Level 2 and are based on quoted market prices for the same or similar issues or on the current rates offered to Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power.

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

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

	(in millions)
As reported shares	872	855	870	851
Effect of options and performance share award units	8	7	9	7

Diluted shares	880	862	879	858

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were immaterial for both the three months and six months ended June 30, 2012 and 2011.

Changes in Stockholders’ Equity

The following table presents year-to-date changes in stockholders’ equity of Southern Company:

	Number of Common Shares		Common Stockholders’	Preferred and Preference Stock of	Total Stockholders’
	Issued	Treasury	Equity	Subsidiaries	Equity

	(in thousands)			(in millions)
Balance at December 31, 2011	865,664	(539)	$17,578	$707	$18,285
Net income after dividends on preferred and preference stock	—	—	991	—	991
Other comprehensive income (loss)	—	—	(1)	—	(1)
Stock issued	9,697	—	395	—	395
Cash dividends on common stock	—	—	(837)	—	(837)
Other	—	(26)	(2)	—	(2)

Balance at June 30, 2012	875,361	(565)	$18,124	$707	$18,831

Balance at December 31, 2010	843,814	(474)	$16,202	$707	$16,909
Net income after dividends on preferred and preference stock	—	—	1,026	—	1,026
Other comprehensive income (loss)	—	—	8	—	8
Stock issued	14,337	—	533	—	533
Cash dividends on common stock	—	—	(787)	—	(787)
Other	—	(25)	—	—	—

Balance at June 30, 2011	858,151	(499)	$16,982	$707	$17,689

(E) FINANCING

Bank Credit Arrangements

Bank credit arrangements provide liquidity support to the registrants’ commercial paper borrowings and the traditional operating companies’ variable rate pollution control revenue bonds. See Note 6 to the financial statements of each registrant under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

The following table outlines the credit arrangements by company as of June 30, 2012, including expiration dates:

	Expires					Executable Term Loans		Due Within One Year(a)
Company	2012	2013	2014 and Beyond(b)	Total	Unused	One Year	Two Years	Term Out	No Term Out

	(in millions)			(in millions)		(in millions)		(in millions)
Southern Company	$—	$ —	$1,000	$1,000	$1,000	$ —	$ —	$ —	$ —
Alabama Power	37	101	1,150	1,288	1,288	51	—	51	52
Georgia Power	—	—	1,750	1,750	1,745	—	—	—	—
Gulf Power	20	60	195	275	275	45	—	45	35
Mississippi Power	41	95	165	301	301	25	41	66	70
Southern Power	—	—	500	500	500	—	—	—	—
Other	—	50	—	50	50	25	—	25	—

Total	$98	$306	$4,760	$5,164	$5,159	$146	$ 41	$187	$157

(a)	Reflects facilities expiring on or before June 30, 2013.
(b)	All remaining Gulf Power and Mississippi Power credit agreements in this column expire in 2014.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Components of the net periodic benefit costs for the three and six months ended June 30, 2012 and 2011 were as follows:

Pension Plans	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power

	(in millions)
Three Months Ended June 30, 2012
Service cost	$ 49	$ 11	$ 15	$ 3	$ 3
Interest cost	99	24	36	4	4
Expected return on plan assets	(146)	(41)	(55)	(7)	(6)
Net amortization	31	7	11	2	1

Net cost (income)	$ 33	$ 1	$7	$ 2	$ 2

Six Months Ended June 30, 2012
Service cost	$ 99	$ 22	$ 30	$ 5	$ 5
Interest cost	197	47	71	8	9
Expected return on plan assets	(291)	(81)	(110)	(13)	(12)
Net amortization	62	15	22	3	2

Net cost (income)	$ 67	$ 3	$ 13	$ 3	$ 4

Three Months Ended June 30, 2011
Service cost	$ 46	$ 10	$ 15	$ 2	$ 2
Interest cost	97	24	36	5	5
Expected return on plan assets	(152)	(43)	(58)	(7)	(6)
Net amortization	13	4	4	—	—

Net cost (income)	$ 4	$ (5)	$ (3)	$—	$ 1

Six Months Ended June 30, 2011
Service cost	$ 92	$ 21	$ 29	$ 4	$ 4
Interest cost	195	48	72	9	9
Expected return on plan assets	(304)	(86)	(117)	(14)	(12)
Net amortization	26	7	9	1	1

Net cost (income)	$ 9	$ (10)	$ (7)	$ —	$ 2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Postretirement Benefits	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended June 30, 2012
Service cost	$6	$2	$2	$1	$1
Interest cost	21	6	10	1	1
Expected return on plan assets	(15)	(6)	(7)	(1)	(1)
Net amortization	5	1	2	—	—

Net cost (income)	$17	$3	$7	$1	$1

Six Months Ended June 30, 2012
Service cost	$11	$3	$3	$1	$1
Interest cost	42	11	19	2	2
Expected return on plan assets	(30)	(12)	(14)	(1)	(1)
Net amortization	10	3	5	—	—

Net cost (income)	$33	$5	$13	$2	$2

Three Months Ended June 30, 2011
Service cost	$5	$2	$2	$1	$1
Interest cost	23	6	10	1	1
Expected return on plan assets	(16)	(7)	(7)	(1)	(1)
Net amortization	5	1	2	—	—

Net cost (income)	$17	$2	$7	$1	$1

Six Months Ended June 30, 2011
Service cost	$10	$3	$4	$1	$1
Interest cost	46	12	20	2	2
Expected return on plan assets	(32)	(13)	(15)	(1)	(1)
Net amortization	10	3	5	—	—

Net cost (income)	$34	$5	$14	$2	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(G) EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS

Effective Tax Rate

See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate.

Southern Company

Southern Company’s effective tax rate is typically lower than the statutory rate due to its employee stock plans’ dividend deduction and non-taxable AFUDC equity.

Southern Company’s effective tax rate was 34.1% for the six months ended June 30, 2012 compared to 35.4% for the corresponding period in 2011. The decrease was primarily related to state income tax credits. See “Unrecognized Tax Benefits” herein for additional information.

Alabama Power

Alabama Power’s effective tax rate was 38.9% for the six months ended June 30, 2012 compared to 38.5% for the corresponding period in 2011. The increase was due to an increase in Alabama state income taxes as a result of a decrease in the state income tax deduction for federal income taxes paid.

Georgia Power

Georgia Power’s effective tax rate was 34.2% for the six months ended June 30, 2012 compared to 34.8% for the corresponding period in 2011. The decrease was primarily related to state income tax credits, partially offset by a decrease in non-taxable AFUDC equity. See “Unrecognized Tax Benefits” herein for additional information.

Gulf Power

Gulf Power’s effective tax rate was 36.6% for the six months ended June 30, 2012 compared to 35.9% for the corresponding period in 2011. The increase was primarily due to a decrease in non-taxable AFUDC equity.

Mississippi Power

Mississippi Power’s effective tax rate was 25.2% for the six months ended June 30, 2012 compared to 32.6% for the corresponding period in 2011. The decrease was primarily due to an increase in non-taxable AFUDC equity related to the Kemper IGCC construction.

Southern Power

Southern Power’s effective tax rate was 35.9% for the six months ended June 30, 2012 compared to 35.3% for the corresponding period in 2011. The increase was due to less tax benefits from convertible investment tax credits associated with qualifying construction activity.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Unrecognized Tax Benefits

Changes during 2012 for unrecognized tax benefits were as follows:

	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power

	(in millions)
Unrecognized tax benefits as of December 31, 2011	$120	$32	$47	$3	$5	$3
Tax positions from current periods	4	2	2	1	—	—
Tax positions from prior periods	(23)	(3)	(19)	(1)	(1)	(2)
Reductions due to settlements	(5)	(2)	(4)	(1)	—	1
Reductions due to expired statute of limitations	(3)	—	(3)	—	—	—

Balance as of June 30, 2012	$93	$29	$23	$2	$4	$2

The tax positions from current periods relate primarily to state income tax credits and the tax accounting method change for repairs-generation assets. See “Tax Method of Accounting for Repairs” herein for additional information. The decreases in tax positions from prior periods primarily relate to state income tax credits. The reductions due to settlements relate to a settlement with the IRS of the calculation methodology for the production activities deduction.

The impact on the effective tax rate, if recognized, was as follows:

	As of June 30, 2012			As of December 31, 2011

	Georgia Power	Other Registrants	Southern Company	Southern Company

	(in millions)
Tax positions impacting the effective tax rate	$3	$4	$38	$69
Tax positions not impacting the effective tax rate	20	33	55	51

Balance of unrecognized tax benefits	$23	$37	$93	$120

The tax positions impacting the effective tax rate primarily relate to state income tax credits and a litigation settlement refund claim for Southern Company. See Note 5 to the financial statements of Southern Company under “Effective Tax Rate” in Item 8 of the Form 10-K for additional information. The tax positions not impacting the effective tax rate relate to the timing difference associated with the tax accounting method change for repairs-generation assets. See “Tax Method of Accounting for Repairs” herein for additional information. These amounts are presented on a gross basis without considering the related federal or state income tax impact.

Accrued interest for unrecognized tax benefits was as follows:

	Georgia Power	Other Registrants	Southern Company

	(in millions)
Interest accrued as of December 31, 2011	$6	$3	$10
Interest reclassified due to settlements	(6)	(2)	(9)
Interest accrued during the period	—	—	—

Balance as of June 30, 2012	$—	$1	$1

All of the registrants classify interest on tax uncertainties as interest expense. The interest reclassified due to settlements is primarily associated with state income tax credits and a settlement with the IRS related to the calculation methodology for the production activities deduction.

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

Tax Method of Accounting for Repairs

Southern Company submitted a tax accounting method change for repair costs associated with its subsidiaries’ generation, transmission, and distribution systems with the filing of the 2009 federal income tax return in September 2010. In August 2011, the IRS issued a revenue procedure, which provides a safe harbor method of accounting that taxpayers may use to determine repair costs for transmission and distribution property. However, the IRS continues to work with the utility industry in an effort to resolve the repair costs for generation assets matter in a consistent manner for all utilities. In December 2011, the IRS published regulations on the deduction and capitalization of expenditures related to tangible property that generally apply for tax years beginning on or after January 1, 2012. The utility industry anticipates more detailed guidance concerning these regulations. Due to uncertainty regarding the ultimate resolution of the repair costs for generation assets, an unrecognized tax position has been recorded for the tax accounting method change for repairs-generation assets. The ultimate outcome of this matter cannot be determined at this time.

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

At June 30, 2012, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date

	(in millions)
Southern Company	242	2017	2017
Alabama Power	43	2017	—
Georgia Power	96	2017	—
Gulf Power	51	2017	—
Mississippi Power	34	2017	—
Southern Power	18	2012	2017

In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 8 million mmBtu for Southern Company, 1 million mmBtu for Alabama Power, 3 million mmBtu for Georgia Power, 1 million mmBtu for Gulf Power, 1 million mmBtu for Mississippi Power, and 2 million mmBtu for Southern Power.

For cash flow hedges, the amounts expected to be reclassified from OCI to revenue and fuel expense for the next 12-month period ending June 30, 2013 are immaterial for all registrants.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

At June 30, 2012, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) June 30, 2012

	(in millions)				(in millions)
Cash flow hedges of forecasted transactions
Alabama Power	$300	3-month LIBOR	2.90%(a)	December 2022	$(28)

Fair value hedges of existing debt

Southern Company	350	4.15%	3-month LIBOR + 1.96%(a)	May 2014	12

Total	$650				$(16)

(a)	Weighted Average

The following table reflects the estimated pre-tax gains (losses) that will be reclassified from OCI to interest expense for the next 12-month period ending June 30, 2013, together with the longest date that total deferred gains and losses are expected to be amortized into earnings.

Registrant	Estimated Gain (Loss) to be Reclassified for the 12 Months Ending June 30, 2013	Total Deferred Gains (Losses) Amortized Through

	(in millions)
Southern Company	$(17)	2037
Alabama Power	(1)	2035
Georgia Power	(3)	2037
Gulf Power	(1)	2020
Mississippi Power	(1)	2022
Southern Power	(11)	2016

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

At June 30, 2012, the following foreign currency derivatives were outstanding:

	Notional Amount	Forward Rate	Hedge Maturity Date	Fair Value Gain (Loss) June 30, 2012

	(in millions)			(in millions)
Fair value hedges of firm commitments
Mississippi Power	EUR6.3	1.3850 Dollars per Euro(a)	Various through March 2014	$(1)
Derivatives not designated as hedges
Mississippi Power	EUR18.1	1.3186 Dollars per Euro(a)	N/A	(1)

Total	EUR24.4			$(2)

(a)	Weighted Average

Derivative Financial Statement Presentation and Amounts

At June 30, 2012, the fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

Asset Derivatives at June 30, 2012

	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$14	$1	$13	$—	$—
Other deferred charges and assets	9	2	4	2	1

Total derivatives designated as hedging instruments for regulatory purposes	$23	$3	$17	$2	$1	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$6	$—	$—	$—	$—	$—
Other deferred charges and assets	6	—	—	—	—	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$12	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Energy-related derivatives:
Other deferred charges and assets	$1	$—	$—	$—	$—	$1

Total asset derivatives	$36	$3	$17	$2	$1	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at June 30, 2012
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$123	$26	$ 52	$20	$25
Other deferred credits and liabilities	64	9	23	19	13

Total derivatives designated as hedging instruments for regulatory purposes	$187	$35	$75	$39	$38	N/A

Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Liabilities from risk management activities	$ 1	$—	$ —	$ —	$ —	$1
Interest rate derivatives:
Liabilities from risk management activities	28	28	—	—	—	—
Foreign currency derivatives:
Liabilities from risk management activities	1	—	—	—	1	—

Total derivatives designated as hedging instruments in cash flow and fair value hedges	$ 30	$28	$—	$—	$1	$1

Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$ 6	$—	$ —	$—	$—	$6
Foreign currency derivatives:
Liabilities from risk management activities	1	—	—	—	1	—

Total derivatives not designated as hedging instruments	$ 7	$—	$ —	$ —	$ 1	$6

Total liability derivatives	$224	$63	$75	$39	$40	$7

All derivative instruments are measured at fair value. See Note (C) herein for additional information.

At June 30, 2012, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet

Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power

	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(123)	$(26)	$(52)	$(20)	$(25)
Other regulatory assets, deferred	(64)	(9)	(23)	(19)	(13)
Other regulatory liabilities, current	14	1	13	—	—
Other regulatory liabilities, deferred	9	2	—	2	1
Other deferred credits and liabilities(a)	—	—	4	—	—

Total energy-related derivative gains (losses)	$(164)	$(32)	$(58)	$(37)	$(37)

(a)	Georgia Power includes Other regulatory liabilities, deferred in Other deferred credits and liabilities.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the three and six months ended June 30, 2012 and June 30, 2011, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments on Southern Company’s statements of income were immaterial.

For the three and six months ended June 30, 2012 and June 30, 2011, the pre-tax effects of foreign currency derivatives designated as fair value hedging instruments on Southern Company’s and Mississippi Power’s statements of income were immaterial and were offset with changes in the fair value of the purchase commitment related to equipment purchases; therefore, there was no impact on Southern Company’s or Mississippi Power’s statements of income.

For the three months ended June 30, 2012 and 2011, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Hedging Relationships	(Effective Portion)		Statements of Income Location	Amount

	2012	2011		2012	2011

	(in millions)			(in millions)
Southern Company
Interest rate derivatives	$ (18)	$ —	Interest expense, net of amounts capitalized	$ (4)	$ (1)

Alabama Power
Interest rate derivatives	$ (18)	$ —	Interest expense, net of amounts capitalized	$ —	$ 3

Georgia Power
Interest rate derivatives	$ —	$ —	Interest expense, net of amounts capitalized	$ (1)	$ (1)

Southern Power
Interest rate derivatives	$ —	$ —	Interest expense, net of amounts capitalized	$ (3)	$ (3)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the six months ended June 30, 2012 and 2011, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

Derivatives in Cash Flow Hedging	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships	(Effective Portion)		Statements of Income Location	Amount

	2012	2011		2012	2011

	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$ —	$ 1	Fuel	$ —	$ —
Interest rate derivatives	(12)	4	Interest expense, net of amounts capitalized	(7)	(6)

Total	$ (12)	$ 5		$ (7)	$ (6)

Alabama Power
Interest rate derivatives	$ (11)	$ 4	Interest expense, net of amounts capitalized	$ —	$ 3

Georgia Power
Interest rate derivatives	$ —	$ —	Interest expense, net of amounts capitalized	$ (2)	$ (2)

Mississippi Power
Interest rate derivatives	$ (1)	$ —	Interest expense, net of amounts capitalized	$ —	$ —

Southern Power
Energy-related derivatives	$ —	$ 1	Fuel	$ —	$ —
Interest rate derivatives	—	—	Interest expense, net of amounts capitalized	(5)	(6)

Total	$ —	$ 1		$ (5)	$ (6)

There was no material ineffectiveness recorded in earnings for any registrant for any period presented.

For the three and six months ended June 30, 2012, the net unrealized pre-tax gains from energy-related derivatives not designated as hedging instruments on Southern Company’s and Southern Power’s statements of income were $10 million and $4 million, respectively. For the three and six months ended June 30, 2011, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income were immaterial for all registrants.

For the three and six months ended June 30, 2012, the pre-tax effects of foreign currency derivatives not designated as hedging instruments were recorded as regulatory assets and liabilities and were immaterial for Southern Company and Mississippi Power.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Contingent Features

The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At June 30, 2012, the fair value of derivative liabilities with contingent features, by registrant, was as follows:

	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power

			(in millions)
Derivative liabilities	$27	$6	$8	$6	$5	$2

At June 30, 2012, the registrants had no collateral posted with their derivative counterparties. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $27 million for each registrant. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. For the traditional operating companies and Southern Power, included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade.

(I)	ACQUISITIONS

Apex Nevada Solar, LLC Acquisition

On June 29, 2012, Southern Power and Turner Renewable Energy, Inc., through a jointly-owned subsidiary owned 90% by Southern Power, acquired all of the outstanding membership interests of Apex Nevada Solar, LLC (Apex) from Sun Edison, LLC, the original developer of the project. Apex constructed and owns a 20-MW solar photovoltaic facility in North Las Vegas, Nevada. Commercial operation of the solar facility was declared by Apex on July 21, 2012. The output of the plant is contracted under a PPA with Nevada Power Company, a subsidiary of NV Energy, Inc., that began in 2012 and expires in 2037. This PPA will be accounted for as an operating lease. The acquisition is in accordance with Southern Power’s overall growth strategy.

Southern Power’s acquisition of Apex included cash consideration of $102 million, of which $86.5 million was paid at closing. The remaining $15.5 million will be paid upon achievement of certain milestones. Due to the proximity of the closing date to June 30, 2012, there has not been sufficient time to complete the final allocation of the purchase price to individual assets. As of June 30, 2012, the entire purchase price is reflected in CWIP on Southern Power’s Condensed Balance Sheet herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(J)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segments are the sale of electricity in the Southeast by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $106 million and $218 million for the three and six months ended June 30, 2012, respectively, and $71 million and $154 million for the three and six months ended June 30, 2011, respectively. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other intersegment revenues are not material. Financial data for business segments and products and services was as follows:

	Electric Utilities
	Traditional Operating Companies	Southern Power	Eliminations	Total	All Other	Eliminations	Consolidated

	(in millions)
Three Months Ended June 30, 2012:
Operating revenues	$3,989	$286	$(109)	$4,166	$35	$(20)	$4,181
Segment net income (loss)(a)	549	47	—	596	27	—	623
Six Months Ended June 30, 2012:
Operating revenues	$7,438	$539	$(222)	$7,755	$73	$(43)	$7,785
Segment net income (loss)(a)	888	76	—	964	28	(1)	991
Total assets at June 30, 2012	$56,726	$3,785	$(126)	$60,385	$1,132	$(620)	$60,897

Three Months Ended June 30, 2011:
Operating revenues	$4,291	$305	$(93)	$4,503	$38	$(20)	$4,521
Segment net income (loss)(a)	559	44	—	603	1	—	604
Six Months Ended June 30, 2011:
Operating revenues	$8,101	$587	$(191)	$8,497	$76	$(40)	$8,533
Segment net income (loss)(a)	943	82	—	1,025	2	(1)	1,026
Total assets at December 31, 2011	$54,622	$3,581	$(127)	$58,076	$1,592	$(401)	$59,267

(a) After dividends on preferred and preference stock of subsidiaries

Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total

	(in millions)
Three Months Ended June 30, 2012	$3,597	$415	$154	$4,166
Three Months Ended June 30, 2011	3,842	507	154	4,503

Six Months Ended June 30, 2012	$6,689	$764	$302	$7,755
Six Months Ended June 30, 2011	7,238	956	303	8,497

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

Item 6.    Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

(c)1	-	Forty-Seventh Supplemental Indenture to Senior Note Indenture dated as of May 11, 2012, providing for the issuance of the Series 2012B 2.85% Senior Notes due May 15, 2022. (Designated in Form 8-K dated May 8, 2012, File No. 1-6468, as Exhibit 4.2(b).)

Gulf Power

(e)1	-	Nineteenth Supplemental Indenture to Senior Note Indenture dated as of May 18, 2012, providing for the issuance of the Series 2012A 3.10% Senior Notes due May 15, 2022. (Designated in Form 8-K dated May 15, 2012, File No. 001-31737, as Exhibit 4.2.)

(10) Material Contracts

Southern Company

(a)1	-	Retention and Restricted Stock Unit Award Agreement by and between Southern Company and Charles D. McCrary effective May 22, 2012.

(a)2	-	Consulting Agreement by and with Southern Company Services, Inc. and Anthony J. Topazi effective August 1, 2012.

Alabama Power

(a)1	-	Retention and Restricted Stock Unit Award Agreement by and between Southern Company and Charles D. McCrary effective May 22, 2012. See Exhibit 10(a)1 herein.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 001-31737 as Exhibit 24(d) and incorporated herein by reference.)

(d)2	-	Power of Attorney for S. W. Connally, Jr.

Mississippi Power
(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)
Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2011, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)
(31) Section 302 Certifications
Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certifications
Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL — Related Documents
INS	XBRL Instance Document
SCH	XBRL Taxonomy Extension Schema Document
CAL	XBRL Taxonomy Calculation Linkbase Document
DEF	XBRL Definition Linkbase Document
LAB	XBRL Taxonomy Label Linkbase Document
PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: August 6, 2012

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

Date: August 6, 2012

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

Date: August 6, 2012

GULF POWER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company’s report.

GULF POWER COMPANY
By	S. W. Connally, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
By	Richard S. Teel
Vice President and Chief Financial Officer
(Principal Financial Officer)
By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date: August 6, 2012

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

Date: August 6, 2012

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

Date: August 6, 2012